Form 10KSB/A
period 1996-06-30
SPORT HALEY INC
filed 1996-10-30
CIK 892653

                                 FORM 10-KSB\A1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]   FOR THE FISCAL YEAR ENDED
         JUNE 30, 1996
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 1-12888

                                SPORT-HALEY, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                      84-1111669
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                              4600 EAST 48TH AVENUE
                             DENVER, COLORADO 80216
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (303) 320-8800

      Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of each class                  Name of each exchange on which registered
COMMON STOCK, NO PAR VALUE PER SHARE           PACIFIC STOCK EXCHANGE

      Securities registered pursuant to section 12(g) of the Exchange Act:
                                      NONE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $20.3 MILLION

As of October 8, 1996, 4,428,437 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 4,317,463 shares of Common Stock held by non-affiliates was $55,047,653 as of October 7, 1996. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing bid price of such shares on the Nasdaq National Market<0-2> on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

Transitional Small Business Disclosure Format:  Yes      No  X

                                      INDEX


               Title



ITEM   9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT OF
                THE REGISTRANT................................

ITEM 10    EXECUTIVE COMPENSATION.............................
ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT..........................

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS...................................

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            NAME                    AGE          POSITION
            ----                    ---          --------
Robert G. Tomlinson(1)              55        Chairman of the Board and
                                                 Chief Executive Officer

Robert W. Haley                     41        President and Director

Malcolm Goodridge, III              58        Vice President - Corporate Sales

Steve A. Auger                      51        Treasurer

Catherine B. Blair                  45        Vice President - Marketing/Design

Mark J. Stevenson(1)(2)             58        Director

Ronald J. Norick(2)                 55        Director

James H. Everest(1)(2)              48        Director
----------------------------
(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.

     Officers are appointed by and serve at the discretion of the Board of Directors. Each directors holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote full-time to the Company's business and affairs except Malcolm Goodridge, who devotes 50% of his time to the Company.

     Robert G. Tomlinson has served as Chairman of the Board and Chief Executive Officer of the Company since October 1992. Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, from 1972 through 1993. From 1989 until he joined the Company, Mr. Tomlinson was also engaged in management of his personal investment portfolio.

     Robert W. Haley has served as President and a director of the Company since May 30, 1996. From January 1992 until his appointment to such positions, he served as Vice President - Marketing of the Company. From August 1991 to January 1992, Mr. Haley served as the director of marketing for S.T.X. Golf Company, Baltimore, Maryland, a men's and women's golf apparel manufacturer. From 1989 to 1991, Mr. Haley served as vice president of golf sales for Di Fini, a manufacturer of men's and women's golf and active sportswear. Mr. Haley is a Class A PGA professional golfer with 24 years experience in the golf industry.

     Malcolm Goodridge, III, has served as Vice President - Corporate Sales since January 1995. From February 1969 through June 1994, Mr. Goodridge was employed by American Express Travel Related Services, Inc. Mr. Goodridge served as a vice president of American Express Travel Related Services from 1980 to 1991, at which time he became a senior vice president in charge of major travel and entertainment accounts. Mr. Goodridge is primarily responsible for sales of the Company's apparel to major corporate accounts throughout the United States.


     Steve S. Auger served as Controller of the Company from July 1993 through January 1996, at which time he was appointed Treasurer. From September 1989 to January 1993, Mr. Auger served as the controller of Fiber Optic Technologies, Inc., Englewood, Colorado, where he was responsible for financial and cost accounting, budgeting and cash management.

     Catherine B. Blair, has served as Vice President - Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of the Company's design team since 1992, and was appointed Director of Design in 1995. From 1990 to 1991, she was a designer for Difini, Ltd., a golfwear company and prior to such time, worked as a freelance designer for companies such as Macy's, Bloomingdale's, Ann Taylor and The Gap.

     Mark J. Stevenson has been a director of the Company since November 1993. Since June 1, 1994, Mr. Stevenson has served as chairman of the board, president and chief executive officer of Sherwood Enterprises, Inc., Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. From 1992 to 1994, Mr. Stevenson served as chairman of the board of Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. From 1990 to 1992, he served as executive vice president and a director of Solbourne Computer, Boulder, Colorado, a wholly-owned subsidiary of Matsushita. Mr. Stevenson was responsible for worldwide sales, marketing, customer support and product management in this position. Mr. Stevenson currently serves as a director of Denta Lure, Inc. and Micro Insurance Software, Inc., both of which are private companies.

     Ronald J. Norick has been a director of the Company since November 1993. Since 1987, Mr. Norick has served as the elected Mayor of the City of Oklahoma City, Oklahoma. His current term of office expires in April 1998. From 1960 to 1992, Mr. Norick served in various capacities, including as president from 1981 to 1992, of Norick Brothers, Inc., a closely-held printing company which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of public boards and commissions, including the Mayor's Commission on Public Education, the National League of Cities and the United States Conference of Mayors. Mr. Norick also serves as manager of Norick Investments Company LLC, a family-owned limited liability company which is engaged in investments.

     James H. Everest has been a director of the Company since November 1993. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized to conduct charitable activities by Mr. Everest's father. Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development, since 1984. Mr. Everest has also been engaged in managing his personal investments since 1984. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar
Association and serves in a number of capacities for various civic and community organizations.




BOARD COMMITTEES

     The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Stevenson, Norick and Everest. The Audit Committee is also composed of Messrs. Tomlinson, Stevenson and Everest. No member of either committee is a former or current officer or employee of the Company with the exception of Mr. Tomlinson.

     The Compensation Committee held one meeting in fiscal year 1996. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Stock Option Plan.

     The Audit Committee held one meeting in fiscal year 1996. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

     In fiscal year 1996, the Board of Directors held three meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during fiscal year 1996.

ITEM 10.      EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years in the period ended June 30, 1996 of Robert G. Tomlinson, the Chief Executive Officer, and Robert W. Haley, President, the only executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 1996 (the "Named Officers").

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                         FISCAL       ANNUAL COMPENSATION           OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR        SALARY         BONUS         (SHARES)       COMPENSATION
---------------------------               ----       --------      -------         --------       ------------
Robert G. Tomlinson,                      1996       $117,308      $49,419            -0-              -0-
 Chairman of the Board and                1995         52,728       24,485          50,000             -0-
 Chief Executive Officer                  1994         24,000         --              --               -0-

Robert W. Haley,                          1996       $112,115      $98,026          18,750             -0-
 President                                1995         98,328       62,008          17,375             -0-
                                          1994        100,000        6,480          13,850             -0-

-------------------


     Option Grants Table. The following table sets forth information on grants of stock options pursuant to the Company's 1993 Stock Option Plan during the fiscal year ended June 30, 1996 to the Named Officers.

                                                       % OF TOTAL          EXERCISE OR
                               OPTIONS               OPTIONS GRANTED       BASE PRICE
        NAME              GRANTED (SHARES)           IN FISCAL YEAR         ($/SHARE)         EXPIRATION DATE
        ----              ----------------           ---------------       ------------       ---------------
R.G. Tomlinson                    -0-                     -0-                  -0-                  -0-
Robert W. Haley               18,750(1)                  7.6%               $ 2.50            November 3, 2003

---------------
(1) All options are subject to expiration if the Named Officer's employment is terminated for any reason with the date of expiration dependent upon the reason for termination. All shares acquired through exercise of an option may be repurchased by the Company if the Named Officer's employment is terminated within five years of the date of the option agreement.

     Fiscal Year-End Options/Option Values Table.

                                                    NUMBER OF SECURITIES UNDER-           VALUE OF UNEXERCISED IN-
                                                    LYING UNEXERCISED OPTIONS             THE-MONEY OPTIONS AT
                                                    OPTIONS AT FISCAL YEAR-END(#)          FISCAL YEAR-END($)(1)
                                                   -----------------------------         ----------------------------
NAME                                               EXERCISABLE    UNEXERCISABLE          EXERCISABLE    UNEXERCISABLE
----                                               -----------    -------------          -----------    -------------
Robert G. Tomlinson...............................   50,000              -0-              $ 325,000     $    -0-
Robert W. Haley...................................   41,616              -0-              $ 510,593     $    -0-

---------------
(1) The dollar values are calculated by determining the difference between the exercise price of the options and the closing bid price for the Common Stock of $14.625 on June 28, 1996.

     No employee of the Company receives any additional compensation for his services as a director. Non- management directors receive no salary for their services as such, but receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors.

     Employment Agreement. In July 1995, the Company entered into an employment agreement with Mr. Tomlinson. The agreement requires that he devote his full business time to the Company, may be terminated by the Company for "cause" (as defined in the agreement) and, as currently in effect, calls for Mr. Tomlinson to receive an annual salary of $150,000. The employment agreement extends for a three-year term, subject to Mr. Tomlinson's right to convert the employment agreement to a consulting agreement in the event of a change in control of the Company or upon Mr. Tomlinson's resignation. Subject to the right of the Company to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to continue to serve as a consultant to the Company for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. Mr. Tomlinson is also entitled to receive lump sum compensation equal to approximately three times his annual salary and bonus in the event of a change in control of the Company.


STOCK OPTION PLAN

     The Company adopted a stock option plan in 1993 (the "Option Plan"). An aggregate of 950,000 shares of Common Stock are currently reserved for issuance under the Option Plan.

     The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 950,000 shares. Nonqualified stock options may be granted to employees, directors and advisors of the Company, while Incentive Stock Options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

     The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

     The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of Incentive Stock Options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The term of all nonqualified stock options granted under the Option Plan may not exceed ten years and the term of all incentive stock options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

     The Option Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, all unvested options terminate and are no longer exercisable. Vested options shall remain exercisable for a specified period of time following the termination date. The length of such extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

     The Option Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation or the sale of substantially all of the Company's assets, any outstanding unexercised option shall become exercisable at any time prior to the effective date of such agreement. Upon the consummation of the merger or sale of assets, such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

     The Company has also entered into option agreements with four touring golf professionals which call for the vesting of a predetermined number of options based on the golf professional achieving certain benchmarks at designated PGA Tour events or other major tournaments. The Company has also granted options to independent sales representatives and the President which vest upon the Company achieving designated levels of net sales.

     As of June 30, 1996, a total of 423,940 nonqualified and Incentive Stock Options were outstanding, with exercise prices ranging from $1.60 to $12.75 per share and a weighted average exercise price per share of $5.30.


401(K) PLAN

     In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by the Company up to 5% of the employee's annual compensation. Upon leaving the Company, each participant is 100% vested with respect to the participant's contributions and is vested based on years of service with respect to the Company's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement. Because the 401(k) Plan was not in effect prior to January 1996, the Company incurred no administrative expense and made no contributions prior to such time on behalf of employees of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of October 27, 1996 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                     SHAREHOLDINGS ON
                                                      OCTOBER 27, 1996
                                                  NUMBER OF         PERCENT OF
     NAME AND ADDRESS (1)                         SHARES (2)          CLASS(3)
-------------------------------                   ----------        ----------
Robert G. Tomlinson(4)............................  75,334              1.68%
Robert W. Haley(5)................................  50,275              1.12
Malcolm Goodridge, III(6).........................  20,000                 *
Steve S. Auger....................................   5,000                 *
Catherine Blair(7)................................   6,700                 *
Mark J. Stevenson(8)..............................   8,800                 *
Ronald J. Norick(9)...............................  61,500              1.39%
James H. Everest(10)..............................  25,000                 *
All directors and officers as a group
(Eight persons)(11)............................... 252,609              5.51%
-------------------

* Less than 1%
(1) The address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.
(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of December 9, 1996.
(4)    Includes 50,000 shares subject to currently exercisable options.
(5)    Includes 23,325 shares subject to currently exercisable options.
(6)    Includes 20,000 shares subject to currently exercisable options.
(7)    Includes 5,000 shares subject to currently exercisable options.
(8)    Includes 8,333 shares subject to currently exercisable options.
(9) Includes 8,333 shares subject to currently exercisable options. Excludes 37,500 shares of Common Stock owned of record by a limited liability company of which Mr. Norick is the manager and a minority shareholder. Also excludes shares gifted by Mr. Norick to two adult children as to which shares Mr. Norick disclaims beneficial ownership.
(10)   Includes 25,000 shares subject to currently exercisable options.
(11) Includes 158,282 shares of Common Stock subject to currently exercisable options. Excludes shares of Common Stock as to which officers and directors disclaim beneficial ownership.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has adopted a policy pursuant to which material transactions between the Company and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of the Company) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount which exceeds $60,000.

     During May 1996, the Company entered into a consulting agreement (the "Agreement") with Nancy Haley who formerly served as an officer and director of the Company. The Agreement provides for certain consulting services to be rendered in the areas of product design, advertising and public relations. The Agreement is for a term of three years, commencing June 1, 1996 with annual compensation of $90,000 per year, payable in equal monthly installments of $7,500. Generally, the Agreement is not terminable by the Company and any termination by the Company will not affect the Company's obligation to pay the full amount pursuant to the Agreement. Additionally, the Agreement may be terminated by Ms. Haley at any time after the first 90 days of the Agreement by giving written notice at least ten days prior to the date of termination. The Agreement provides for certain covenants by Ms. Haley during the term of the Agreement which includes, among other things, a covenant not to compete.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SPORT-HALEY, INC.



                                  By:  /s/ ROBERT G. TOMLINSON
                                     ------------------------------------------
                                     Robert G. Tomlinson, Chairman of the Board


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                         TITLE                                      DATE
              ---------                                         -----                                      ----
  /s/ ROBERT G. TOMLINSON                                 Chairman of the Board and                   October 28, 1996
 ----------------------------------------                 Chief Executive Officer
      Robert G. Tomlinson                                 (Principal Executive
                                                          Officer)


  /s/ Robert W. Haley                                     President and Director                      October 28, 1996
----------------------------------------
      Robert W. Haley


  /s/ STEVE S. AUGER                                      Treasurer (Principal                        October 28, 1996
----------------------------------------                  Financial and Accounting
      Steve S. Auger                                      Officer)



                                                          Director
------------------------------------
      Mark J. Stevenson



  /s/ RONALD J. NORICK                                    Director                                    October 28, 1996
-------------------------------------
      Ronald J. Norick


  /s/ JAMES H. EVEREST                                    Director                                    October 28, 1996
-------------------------------------
      James H. Everest