Form 10QSB
period 1996-09-30
SPORT HALEY INC
filed 1996-11-14
CIK 892653

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                  / /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                     EXCHANGE ACT


                             COMMISSION FILE NO. 1-12888


                                  SPORT-HALEY, INC.
          (Exact name of small business issuer as specified in its charter)


              COLORADO                                84-1111669
      (State of other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

                   4600 E. 48TH AVENUE, DENVER, COLORADO  80216
                    (Address of principal executive offices)
                                  (303) 320-8800
                   (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   Yes   X     No
               -----       -----

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                         OUTSTANDING AT NOVEMBER 8, 1996
     COMMON STOCK, NO PAR VALUE                        4,311,147

     Transitional Small Business Disclosure Format
(check one):  Yes         No   X
                  -----      -----

                                        INDEX


                                                             PAGE
                                                            -------
PART 1 - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS                                         3

          STATEMENTS OF INCOME                                   4

          STATEMENTS OF CASH FLOWS                             5-6

          NOTES TO FINANCIAL STATEMENTS                        7-9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OPERATIONS    10-11


PART II - OTHER INFORMATION                                     12

SIGNATURE                                                       13

                                  SPORT-HALEY, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                     SEPTEMBER 30,      JUNE 30,
                                                                         1996             1996
                                                                     -------------     ----------
                                                                      (UNAUDITED)        (NOTE)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                        $    8,183      $    8,648
     Short-term investments and marketable securities                      1,260           2,750
     Accounts receivable, net of allowances of
          $88,000 and $90,000, respectively                                4,077           4,549
     Inventories (Note 2)                                                  8,568           7,716
     Other current assets                                                  1,207           1,097
                                                                      ----------      ----------
                                                                          23,295          24,760
                                                                      ----------      ----------
Property and equipment                                                     2,782           2,294
Property held under capital leases                                             7               7
     Less, accumulated depreciation                                         (479)           (601)
                                                                      ----------      ----------
                                                                           2,310           1,700
                                                                      ----------      ----------
Other assets:
     Long-term investments                                                 1,925           1,274
     Other assets                                                             25              32
                                                                      ----------      ----------
                                                                           1,950           1,306
                                                                      ----------      ----------
                                                                      $   27,555      $   27,766
                                                                      ----------      ----------
                                                                      ----------      ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $    1,315      $    2,141
     Capital lease obligations maturing within one year                        1               2
     Accrued income taxes (Note 3)                                           485             464
     Accrued commissions and other expenses                                  471             725
                                                                      ----------      ----------
                                                                           2,272           3,332
                                                                      ----------      ----------
Long-term liabilities:
     Capital lease obligations, net of current maturities                      2               2
     Other                                                                    87              66
                                                                      ----------      ----------
                                                                              89              68
                                                                      ----------      ----------
                                                                           2,361           3,400
                                                                      ----------      ----------
Stockholders' equity: (Note 4)
     Preferred stock, no par value; 1,500,000 shares
          authorized; none issued and outstanding                             --              --
     Common stock, no par value;
          15,000,000 shares authorized; 4,428,437 and
          4,419,271 shares issued and outstanding, respectively           20,220          20,166
     Additional paid in capital                                               87              63
     Unrealized losses on available for sale securities                     (187)           (140)
     Retained earnings                                                     5,074           4,277
                                                                      ----------      ----------
                                                                          25,194          24,366
                                                                      ----------      ----------
Total Liabilities and Stockholders' Equity                           $    27,555     $    27,766
                                                                      ----------      ----------
                                                                      ----------      ----------

              Note:  Taken from the audited balance sheet at that date.

                                  SPORT-HALEY, INC.
                                 STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1996            1995
                                            -----------     ----------
                                            (UNAUDITED)     (UNAUDITED)


Net sales                                      $  6,266      $   4,168

Cost of goods sold                                3,646          2,373
                                               --------       --------
Gross profit                                      2,620          1,795

Selling, general and administrative expense       1,486          1,048
                                               --------       --------
Income from operations                            1,134            747

Other income (expense):
     Other income                                   164             84
                                               --------       --------
Income before income taxes                        1,298            831

Provision for income taxes (Note 3)                 501            309
                                               --------       --------
Net Income                                     $    797       $    522
                                               --------       --------
                                               --------       --------
Net income per common share                    $   0.17       $   0.15
                                               --------       --------
                                               --------       --------
Weighted average number of common and
     common equivalent shares outstanding         4,776          3,511
                                               --------       --------
                                               --------       --------

                                  SPORT-HALEY, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1996            1995
                                                    -----------     ----------
                                                    (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $    797       $    522

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         85             59
     Depreciation recorded as prepaid expense              (4)            (6)
     Deferred taxes, net                                   14             (6)
     Increase in allowance for doubtful accounts           (3)             8
     Deferred rents                                         1              1

(Increase) decrease in assets:
     Short-term investments to maturity                 1,489             --
     Accounts receivable                                  475            198
     Inventory                                           (900)          (545)
     Other current assets                                 (43)            37

(Increase) decrease in liabilities:
     Accounts payable                                    (827)          (771)
     Accrued commissions and other expenses              (254)           290
     Accrued income taxes                                  21           (189)
     Deferred rent                                         (1)            (1)
                                                      -------        -------
     Net cash used by operating activities                850           (403)
                                                      -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligation        (1)            (1)
     Net proceeds from issuance of common stock            54            177
     Stock purchased and retired                           --           (129)
                                                      -------        -------
     Net cash provided by financing activities        $    53        $    47
                                                      -------        -------

                                  SPORT-HALEY, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996            1995
                                                    -----------     ----------
                                                    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                       $    (702)      $    (48)
     Disposal of assets                                   (15)            --
     Investment in "available to sell"
       securities, net                                   (651)            --
                                                      -------        -------
     Net cash used by investing activities             (1,368)           (48)

     Net increase (decrease) in cash                     (465)          (404)
                                                      -------        -------
CASH AND CASH EQUIVALENTS, BEGINNING                    8,648          4,758
                                                      -------        -------
CASH AND CASH EQUIVALENTS, ENDING                  $    8,183      $   4,354
                                                      -------        -------
                                                      -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

          Income taxes                               $    466       $    489
                                                      -------        -------
                                                      -------        -------
          Interest                                   $     --       $     --
                                                      -------        -------
                                                      -------        -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     At September 30, 1996, the Company has unrealized holding losses on marketable securities of approximately $187,000.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS




NOTE 1     CONDENSED FINANCIAL STATEMENTS

           The financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual financial statements dated June 30, 1996. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

           The management of the Company believes that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

NOTE 2    INVENTORIES

           Inventories at September 30, 1996 consist of the following:

                Raw materials  $    3,791,057
                Finished goods      4,776,708
                               ---------------
                               $    8,567,765
                               ---------------
                               ---------------
NOTE 3    INCOME TAXES

           The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of September 30, 1996, are as follows:

                                          Current      Long-Term
                                          -------      ---------
                Deferred tax (liability) $    --      $(82,871)
                Deferred tax asset        43,655            --
                                         -------      ---------
                                         $43,655      $(82,871)
                                         -------      ---------
                                         -------      ---------

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS




NOTE 3     INCOME TAXES (Continued)

           The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at September 30, 1996, as follows:

                                                               Tax Effect
                                               Difference  Current    Long-Term
                                               ----------  --------   ---------
              Allowance for doubtful accounts   $ 87,534   $ 34,138   $    --
              Stock option compensation           24,403      9,517        --
              Accumulated depreciation           212,491         --    (82,871)
                                                           --------   ---------
                                                           $ 43,655   $(82,871)
                                                           --------   ---------
                                                           --------   ---------

           The components of income tax expenses are as follows:

                Current:
                     Federal   $   424,300
                     State          62,700
                               -----------
                                   487,000
                               -----------

                Deferred:
                     Federal        11,965
                     State           1,770
                               -----------
                                    13,735
                               -----------
                              $    500,735
                               -----------
                               -----------

NOTE 4    REPURCHASE OF COMMON STOCK

           During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock. As of September 30, 1996, the Company repurchased 15,100 shares of its common stock.
           Subsequent to September 30, 1996, the Company's Board of
           Directors authorized an increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase under the plan to 300,000 shares. From October 1, 1996 through November 8, 1996, the
           Company repurchased an additional 117,290 shares of its common stock.

                                   SPORT-HALEY, INC.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5    COMMON STOCK OPTIONS

           At September 30, 1996, the Company had 493,593 options granted to purchase common stock at prices ranging from $1.60 to $12.75, with expiration dates between March 15, 2002 and July 1, 2006. During the three months ended September 30, 1996, option holders exercised and purchased 9,166 shares of the Company's common stock. The Company realized gross proceeds of approximately $54,000.

           During May 1996, the Company's Board of Directors authorized the Company to prepare and issue a "net issuance" offer to the holders of the Company's non-qualified stock options, to purchase the interests of the option holders. The Company will pay the difference between the exercise price of the non-qualified stock option and the fair market value of the Company's common stock on the date the option holder accepts the offer. As of September 30, 1996, the Company had repurchased 2,500 non-qualified stock options for approximately $30,800. At September 30, 1996 the Company had outstanding, approximately 310,000 non-qualified stock options. Accordingly, the Company's net issuance cost to repurchase these options would be approximately $2.5 million if substantially all of the non-qualified option holders elected to accept the Company's offer.

           Included in the Company's first quarter net earnings is a charge of approximately $13,700 which is a result of the Company's implementation of FASB 123-Accounting for Stock Based
           Compensation.

NOTE 6     SUBSEQUENT EVENT

           On October 28, 1996, the Company announced it had signed a new line of credit agreement with a bank which now permits borrowings of up to $10 million. The Company's former line of credit provided for borrowings of up to $4 million. The new line of credit agreement expires October 31, 1997, and is collateralized by accounts receivable, inventories, machinery and equipment and general intangibles. The interest rate on borrowings is at 1/2 % below the bank's base rate with interest payable monthly. At September 30, 1996 there were no borrowings outstanding on the line of credit.

                                   SPORT-HALEY, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's financial position continues to demonstrate strength from growth in its net sales, gross profit margin and net income. The Company intends to rely on its cash generated from operations and the net proceeds realized from the March 1996 public offering to finance in its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the quarter ended September 30, 1996, current assets and current liabilities decreased by approximately $1.5 million and $1.0 million, respectively.

For the three months ended September 30, 1996, the Company spent approximately $702,000 for property and equipment. These expenditures relate to equipment and leasehold improvements for the headwear and embroidery operations. Also, during this quarter the Company removed approximately $200,000 of fully depreciated and disposed assets.

The Company received proceeds of approximately $54,000 from the exercise of stock options during the quarter ended September 30, 1996. Stockholders' equity increased by approximately $828,000 for the quarter resulting primarily from its net income of $797,000.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first quarter ended September 30, 1996, were approximately $6.3 million, an increase of approximately $2.1 million, or 50%, from net sales of $4.2 million for the same quarter in the prior fiscal year. The increase in net sales is due to a combination of factors, including a greater number of products within each of the women's and men's lines, an increase in the number of golf course professional shops that carry the Company's apparel and increase in corporate and international sales.

The Company's gross profit increased by approximately $825,000 or 46% to $2.6 million for the first quarter ended September 30, 1996, from $1.8 million for the same quarter in the prior fiscal year. The Company's gross profit margin continued relatively unchanged at approximately 42% of net sales.

                                  SPORT-HALEY, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased by approximately $438,000 or 42% for the first quarter ended September 30, 1996, from $1.0 million for the same quarter in the prior fiscal year. The increase can be attributed to commissions paid to independent sales representatives on higher sales volume, increased advertising expenditures and costs associated with the start up of the head wear operations.

Other income increased by approximately $80,000 for the first fiscal quarter ended September 30, 1996 as compared to the same quarter in the prior fiscal year. The increase can be attributed to an increase in interest income generated by short-and long-term investments during the quarter.

Income before provision for income taxes increased by approximately $467,000, or 56%, for the first fiscal quarter ended September 30, 1996, from $831,000 for the same quarter in the prior fiscal year.

Net income increased by approximately $275,000 or 53% for the first fiscal quarter ended September 30, 1996 from approximately $522,000 for the same quarter in the prior fiscal year.

Earnings were $.17 per share for the quarter ended September 31, 1996 as compared to $.15 for the same quarter in the prior fiscal year. These earnings per share are based on 4,776,000 and 3,511,000 weighted average shares outstanding for the 1996 and 1995 quarters, respectively.

                                  SPORT-HALEY, INC.
                                       PART II
                                  OTHER INFORMATION




ITEM 1    LEGAL PROCEEDINGS - NONE

ITEM 2    CHANGES IN SECURITIES - NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4    SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5    OTHER INFORMATION - NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS

                      27   FINANCIAL DATA SCHEDULE

               (B)  REPORTS ON FORM 8-K - NONE

                                      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPORT-HALEY, INC.
                                           (Registrant)



Date:           NOVEMBER 11, 1996          /s/ Robert G. Tomlinson
                                           ------------------------
                                           Robert G. Tomlinson
                                           Chief Executive Officer


Date:           NOVEMBER 11, 1996          /s/ Steve S. Auger
                                           ------------------------
                                           Steve S. Auger
                                           Chief Accounting Officer