Form 10QSB
period 1996-12-31
SPORT HALEY INC
filed 1997-02-13
CIK 892653

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT


                             COMMISSION FILE NO. 1-12888


                                  SPORT-HALEY, INC.
                (Exact name of registrant as specified in its charter)

         COLORADO                                              84-1111669
    (State of other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                     4600 E. 48TH AVENUE, DENVER, COLORADO  80216
                       (Address of principal executive offices)
                                    (303) 320-8800
                 (Registrant's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   Yes   X    No
               ----      ----

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT JANUARY 29, 1997
       COMMON STOCK, NO PAR VALUE                        4,434,139

     Transitional Small Business Disclosure Format (check one):
         Yes     No  X
            ---     ---

                                    INDEX

                                                                    PAGE
                                                                   ------
PART 1 - FINANCIAL INFORMATION


          ITEM 1 - FINANCIAL STATEMENTS

            BALANCE SHEETS                                           3

            STATEMENTS OF INCOME                                     4

            STATEMENTS OF CASH FLOWS                               5-6

            NOTES TO FINANCIAL STATEMENTS                          7-9

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS      10-13


PART II - OTHER INFORMATION                                         14


SIGNATURES                                                          15

                               SPORT-HALEY, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                       DECEMBER 31,     JUNE 30,
                                                          1996            1996
                                                       ------------     --------
                                                       (UNAUDITED)       (NOTE)
                                     ASSETS
Current assets:
    Cash and cash equivalents                            $ 4,383        $ 8,648
    Short-term investments and marketable securities           -          2,750
    Accounts receivable, net of allowances of
      $83,000 and $90,000, respectively                    4,116          4,549
    Inventories                                           10,992          7,716
    Other current assets                                   1,341          1,097
                                                         -------        -------
                                                          20,832         24,760
                                                         -------        -------
Property and equipment                                     2,905          2,294
Property held under capital leases                             7              7
    Less, accumulated depreciation                          (594)          (601)
                                                         -------        -------
                                                           2,318          1,700
                                                         -------        -------
Other assets:
    Long-term investments                                  3,783          1,274
    Other assets                                             322             32
                                                         -------        -------
                                                           4,105          1,306
                                                         -------        -------
                                                         $27,255        $27,766
                                                         -------        -------
                                                         -------        -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $ 1,459        $ 2,141
    Capital lease obligations maturing within
      one year                                                 -              2
    Accrued income taxes                                       -            464
    Accrued commissions and other expenses                   956            725
                                                         -------        -------
                                                           2,415          3,332
                                                         -------        -------
Long-term liabilities:
    Capital lease obligations, net of
      current maturities                                       2              2
    Other                                                     88             66
                                                         -------        -------
                                                              90             68
                                                         -------        -------
                                                           2,505          3,400
                                                         -------        -------
Stockholders' equity:
    Preferred stock, no par value; 1,500,000 shares
      authorized; none issued and outstanding                  -              -
    Common stock, no par value;
      15,000,000 shares authorized; 4,344,647 and
      4,419,271 shares issued and outstanding,
      respectively                                        18,952         20,166
    Additional paid in capital                                52             63
    Additional paid in capital - deferred
      option compensation                                     50              -
    Unrealized losses on available for sale securities      (209)          (140)
    Retained earnings                                      5,905          4,277
                                                         -------        -------
                                                          24,750         24,366
                                                         -------        -------
                                                         $27,255        $27,766
                                                         -------        -------
                                                         -------        -------

           Note:  Taken from the audited balance sheet at that date.

                                SPORT-HALEY, INC.
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  DECEMBER 31,              DECEMBER 31,
                                               1996         1995         1996         1995
                                           -----------  -----------  -----------  -----------
                                           (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Net sales                                     $5,733       $3,774      $11,999       $7,942

Cost of goods sold                             3,266        2,167        6,902        4,539
                                              ------       ------      -------       ------

Gross profit                                   2,467        1,607        5,097        3,403

Selling, general and administrative expense    1,646          979        3,148        2,027
                                              ------       ------      -------       ------

Income from operations                           821          628        1,949        1,376

Other income (expense):
  Other income                                   289           71          459          155
  Interest and other expense                       -          (10)           -          (10)
                                              ------       ------      -------       ------

Income before income taxes                     1,110          689        2,408        1,521

Provision for income taxes (Note 3)              279          261          780          571
                                              ------       ------      -------       ------

Net income                                    $  831       $  428      $ 1,628       $  950
                                              ------       ------      -------       ------
                                              ------       ------      -------       ------

Net income per common share                   $ 0.18       $ 0.12      $  0.35       $ 0.27
                                              ------       ------      -------       ------
                                              ------       ------      -------       ------

Weighted average number of common and
 common equivalent shares outstanding          4,677        3,512        4,712        3,493
                                              ------       ------      -------       ------
                                              ------       ------      -------       ------

                              SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                     FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        1996          1995
                                                     -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $ 1,628       $   950

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            198           133
  Depreciation recorded as prepaid expense                  (8)          (12)
  Deferred taxes, net                                        7            15
  Increase in allowance for doubtful accounts               (7)          (20)
  Deferred option compensation                              50             -
  Deferred rents                                             2             2

(Increase) decrease in assets:
  Short-term investments to maturity                     2,749             -
  Accounts receivable                                      297            88
  Inventory                                             (3,324)       (1,426)
  Other current assets                                    (331)           78

(Increase) decrease in liabilities:
  Accounts payable                                        (683)         (525)
  Accrued commissions and other expenses                   231           254
  Accrued income taxes                                    (464)         (406)
  Deferred rent                                              -            (2)
                                                       -------       -------
  Net cash used by operating activities                    345          (871)
                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation            (1)           (1)
  Net proceeds from issuance of common stock               271           266
  Stock purchased and retired                           (1,485)         (190)
                                                       -------       -------
  Net cash provided by financing activities            $(1,215)      $    75
                                                       -------       -------
                                                       -------       -------

                               SPORT-HALEY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                      FOR THE SIX  MONTHS ENDED
                                                            DECEMBER 31,
                                                         1996          1995
                                                     -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                             $  (814)     $  (195)
  Disposal of assets                                         -            -
  Investment in "available to sell" securities, net     (2,581)         (51)
                                                       -------      -------

  Net cash used by investing activities                 (3,395)        (246)
                                                       -------      -------

  Net increase (decrease) in cash                       (4,265)      (1,042)

CASH AND CASH EQUIVALENTS, BEGINNING                     8,648        4,758
                                                       -------      -------

CASH AND CASH EQUIVALENTS, ENDING                      $ 4,383      $ 3,716
                                                       -------      -------
                                                       -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Income taxes                                       $ 1,352      $   743
                                                       -------      -------
                                                       -------      -------

    Interest                                           $     -      $     -
                                                       -------      -------
                                                       -------      -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

At December 31, 1996, the Company has unrealized holding losses on marketable securities of approximately $209,000.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1  CONDENSED FINANCIAL STATEMENTS

        The financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual financial statements dated June 30, 1996. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company, later in the year.

        The management of the Company believes that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which requires the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

NOTE 2  INVENTORIES

        Inventories at December 31, 1996 consist of the following:

             Raw materials          $ 3,625,197
             Finished goods           7,366,425
                                    -----------
                                    $10,991,622
                                    -----------
                                    -----------

NOTE 3  INCOME TAXES

        The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of December 31, 1996, are as follows:

                                          CURRENT     LONG-TERM
                                          -------     ---------
             Deferred tax (liability)     $     -     $(84,325)
             Deferred tax asset            51,694            -
                                          -------     --------
                                          $51,694     $(84,325)
                                          -------     --------
                                          -------     --------

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3  INCOME TAXES (Continued)

        The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at December 31, 1996, are as follows:

                                                                 TAX EFFECT
                                                DIFFERENCE   CURRENT   LONG-TERM
                                                ----------   -------   ---------
             Allowance for doubtful accounts     $ 83,436    $32,540   $      -
             Stock option compensation             49,513     19,154          -
             Accumulated depreciation             216,218          -    (84,325)
                                                             -------   --------
                                                             $51,694   $(84,325)
                                                             -------   --------
                                                             -------   --------

        The components of income tax expenses are as follows:

             Current:
               Federal                           $678,000
               State                               95,200
                                                 --------
                                                  773,200
                                                 --------

             Deferred:
               Federal                              6,270
               State                                  880
                                                 --------
                                                    7,150
                                                 --------
                                                 $780,350
                                                 --------
                                                 --------

NOTE 4  REPURCHASE OF COMMON STOCK

        During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock. In October, 1996, the Company's Board of Directors authorized an increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase under the plan to 300,000 shares. During the second quarter ended December 31, 1996, the Company repurchased 117,290 shares of its common stock at a cost of approximately $1,484,800. As of December 31, 1996, the Company had repurchased a total of 150,000 shares of its common stock.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5  COMMON STOCK OPTIONS

        At December 31, 1996, the Company had 466,365 options granted to purchase common stock at prices ranging from $1.60 to $12.75, with expiration dates between March 15, 2002 and July 1, 2006. During the six months ended December 31, 1996, option holders exercised and purchased 42,666 shares of the Company's common stock. The Company realized gross proceeds of approximately $270,700 from the exercise of such options.

        During May 1996, the Company's Board of Directors authorized the Company to prepare and issue a "net issuance" offer to the holders of the Company's non-qualified stock options, to purchase the interests of the option holders. The Company will pay the difference between the exercise price of the non-qualified stock option and the fair market value of the Company's common stock on the date the option holder accepts the offer. As of December 31, 1996, the Company had repurchased 7,228 options for approximately $83,100. At December 31, 1996 the Company had outstanding approximately 278,000 non-qualified stock options. Accordingly, the Company's net issuance cost to repurchase these options would be approximately $2.5 million if substantially all of the non-qualified option holders elected to accept the Company's offer.

        Included in the Company's six month net income is a charge of approximately $30,400 which is a result of the Company's implementation of FASB 123-Accounting for Stock Based Compensation.

NOTE 6  SUBSEQUENT EVENTS

        REGISTRATION OF WARRANTS

        During January 1997 the Company filed a Registration Statement on Form S-3 to register 90,000 shares of the Company's common stock, 70,000 shares of which are to be issued upon exercise of the representative's warrants (the "Representative's Warrants") sold to Schneider Securities, Inc. (the "Representative") in connection with an underwritten public offering undertaken in April 1994 and 20,000 shares of which are issuable upon exercise of the advisor's warrants (the "Advisor's Warrants") issued to Cruttenden Roth Incorporated (the "Advisor") in connection with an investment banking agreement between the Company and the Advisor in July 1995. The Company will receive $6.50 per share upon exercise of the Representative's Warrants and $8.125 per share upon exercise of the Advisor's Warrants. The Company has agreed to pay the expenses of registering the shares offered which is estimated at $15,000.

        Subsequent to the effective date of the registration, 32,376 Representative's Warrants were exercised resulting in gross proceeds of approximately $210,444 to the Company.

                               SPORT-HALEY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's financial position continues to demonstrate strength from growth in its net sales, gross profit margin and net income. The Company intends to rely on its cash generated from operations and the net proceeds realized from the March 1996 public offering to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the six months ended December 31, 1996, current assets and current liabilities decreased by approximately $3.928 million and $917,000, respectively. The Company utilized cash and cash equivalents to purchase and retire approximately $1.5 million of common stock, $2.5 million was used for the acquisition of investments in "available to sell" securities, $814,000 was used to acquire property and equipment, and a net of $345,000 was used in operating activities to acquire inventory and reduce current liabilities.

For the six months ended December 31, 1996, the Company spent approximately $814,000 for property and equipment. These expenditures relate to equipment and leasehold improvements for the headwear and embroidery operations. Also, at the beginning of the fiscal year the Company removed approximately $200,000 of fully depreciated and disposed assets.

Other assets increased $2.799 million during the six months ending December 31, 1996 mainly from increases in long-term investments.

During the period ended December 31, 1996, long-term liabilities increased by approximately $22,000 primarily due to an increase in deferred income tax liability.

The Company received proceeds of approximately $271,000 from the exercise of stock options during the six months ended December 31, 1996. Also, during the second quarter, the Company repurchased on the open market 117,290 shares of its common stock for approximately $1.485 million. The shares repurchased have been cancelled. As a result, the outstanding shares of common stock decreased by 74,624 shares. Stockholders' equity increased by approximately $384,000 for the six month period ended December 31, 1996.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net sales for the second quarter ended December 31, 1996, were approximately $5.733 million, an increase of approximately $1.959 million, or 52%, from net sales of $3.774 million for the same quarter in the prior fiscal year. Net sales for the six months ended December 31, 1996, were $11.999 million, an increase of approximately $4.057 million, or 51%, from net sales of $7.942 million for the same six month period in the prior fiscal year. The increase in net sales is due to a combination of factors, including a greater number of products within each of the women's and men's lines, an increase in the number of golf course professional shops that carry the Company's apparel an increase in corporate and international sales.

The Company's gross profit increased by approximately $860,000 or 54% to $2.467 million for the quarter ended December 31, 1996 from approximately $1.607 million for the same quarter in the prior fiscal year. The gross profit for the six month period increased by approximately $1.694 million or 50% to $5.097 million from $3.403 million for the same six month period in the prior fiscal year. Gross profit as a percentage of net sales remained at 43% for the quarters ended December 31, 1996 and 1995, respectively. For the six month periods ended December 31, 1996 and 1995 the Company's gross profit was 42% and 43%, respectively. The Company has continued to maintain control on its cost of goods sold on higher sales volume.

Selling, general and administrative expenses increased by approximately $667,000 or 68% to $1.646 million for the second quarter ended December 31, 1996 from $970,000 for the same quarter in the prior fiscal year. For the six months ended December 31, 1996 selling, general and administrative expenses increased approximately $1.121 million or 55% to $3.148 million from approximately $2.027 million for the same six month period in the prior fiscal year. The increase in both the second quarter and the six months period can be attributed to costs associated with the Company's new headwear division and retail store operation and commissions paid to independent sales representatives on a higher sale volume, increased advertising expenditures.

Other income for the second quarter and six months ended December 31, 1996 increased by approximately $228,000 and $314,000, respectively. The increase in both the quarter and the six month period can be attributed to an increase in interest income generated by short and long-term investments and tax refunds of approximately $165,000.

Income before provision for income taxes increased by approximately $421,000 or 61% to $1.110 million for the quarter ended December 31, 1996, from approximately $689,000 for the same quarter in the prior fiscal year. For the six months ended December 31, 1996 income before provision for income taxes increased approximately $887,000 or 58% to $2.408 million from $1.521 million for the same six month period in the prior fiscal year.

                              SPORT-HALEY, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

For the three month and six month periods ended December 31, 1996 net income increased approximately $403,000 or 94% and $678,000 or 71%, respectively, when compared to the same three and six month periods in the prior fiscal year.

Earnings were $.18 per share for the quarter ended December 31, 1996 as compared to $.12 for the same quarter ended in the prior fiscal year. These per share earnings are based on 4,676,545 and 3,511,668 weighted average shares outstanding for the 1996 and 1995 quarters, respectively. Earnings per share for the six month periods ended December 31, 1996 and 1995 were $.35 and $.27 and were based on 4,711,827 and 3,493,417 weighted average shares outstanding, respectively.

FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's Form 10-KSB, annual reports to shareholders and registration statements filed under the Securities Act of 1933. Forward-looking statements include those relating to (i) development and maintenance of brand loyalty for Haley apparel, (ii) enhancement of sales of outerwear and headwear as a result of existing relationships among the Company, its independent sales representatives and golf course professional shop customers, (iii) success of additional marketing initiatives to be undertaken by the Company, (iv) increases in international sales as a result of distribution being obtained in the United Kingdom, Ireland and Japan and new distribution in other countries, (v) increased distribution through expansion of its network of independent sales representatives and the golf professional shop customer base, (vi) expansion of sales to corporate and tournament customers and capitalizing on additional embroidery capacities,
(vii) the Company's success in establishing its factory outlet store, as well as its ability to obtain retail prices for its close-out apparel sold to the factory outlet store, (viii) success of the Company in forecasting demand for particular apparel styles and its success in establishing production schedules and forecasts which accurately anticipate market demand, (ix) that the Company will achieve increases in per-account sales, (x) the Company's success in diversifying its market through increasing sales to large corporate accounts and universities, and (xi) achievement of high gross profit margins by targeting the premium and mid-priced fashion golf apparel market, controlling manufacturing costs and expansion of the Company's apparel lines to include other high margin products. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

                               SPORT-HALEY, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OPERATING RESULTS (CONTINUED)

Forward-looking statements included herein are based on assumptions that the Company will continue to develop and introduce new products on a timely basis, that competitive conditions within the fashion golf apparel industry will not change materially or adversely, that demand for the Company's fashion golf apparel will remain strong, that the market will accept the Company's new apparel lines, that inventory risks due to shifts in market demand will be minimized, that the Company's forecast will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company, Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

                                   SPORT-HALEY, INC.
                                   (Registrant)



Date: February 12, 1997            /s/ Robert G. Tomlinson
                                   ------------------------------
                                   Robert G. Tomlinson
                                   Chief Executive Officer


Date: February 12, 1997           /s/ Steve S. Auger
                                  -------------------------------
                                  Steve S. Auger
                                  Chief Accounting Officer