Form 10QSB
period 1997-03-31
SPORT HALEY INC
filed 1997-05-12
CIK 892653

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 ---                 EXCHANGE ACT


                             COMMISSION FILE NO. 1-12888


                                  SPORT-HALEY, INC.
          (Exact name of small business issuer as specified in its charter)

               COLORADO                                     84-1111669
    (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                     4600 E. 48TH AVENUE, DENVER, COLORADO  80216
                       (Address of principal executive offices)
                                    (303) 320-8800
                   (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                       ---   ---
    State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                           OUTSTANDING AT APRIL 30, 1997
    COMMON STOCK, NO PAR VALUE                      4,600,578

    Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                   ---   ---

                                  INDEX

                                                                   PAGE
                                                                   ----
PART 1 - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS                                              3

         STATEMENTS OF INCOME                                        4

         STATEMENTS OF CASH FLOWS                                  5-6

         NOTES TO FINANCIAL STATEMENTS                            7-10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS     11-14

PART II - OTHER INFORMATION                                      15-16

SIGNATURES                                                          17

                                  SPORT-HALEY, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)

                                                              MARCH 31,    JUNE 30,
                                                                1997         1996
                                                             -----------  ----------
                                                             (UNAUDITED)    (NOTE)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                  $    7,203   $    8,648
  Short-term investments and marketable securities                1,713        2,750
  Accounts receivable, net of allowances of
   $126,000 and $90,000, respectively                             6,180        4,549
  Inventories                                                    10,475        7,716
  Other current assets                                            1,545        1,097
                                                             ----------   ----------
                                                                 27,116       24,760
                                                             ----------   ----------
Property and equipment                                            3,076        2,294
Property held under capital leases                                    7            7
  Less, accumulated depreciation                                   (717)        (601)
                                                             ----------   ----------
                                                                  2,366        1,700
                                                             ----------   ----------
Other assets:
  Long-term investments                                              34        1,274
  Other assets                                                       41           32
                                                             ----------   ----------
                                                                     75        1,306
                                                             ----------   ----------
                                                             $   29,557   $   27,766
                                                             ----------   ----------
                                                             ----------   ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $    1,109   $    2,141
  Capital lease obligations maturing within one year                  2            2
  Accrued income taxes                                              202          464
  Accrued commissions and other expenses                          1,141          725
                                                             ----------   ----------
                                                                  2,454        3,332
                                                             ----------   ----------
Long-term liabilities:
  Capital lease obligations, net of current maturities                1            2
  Other                                                              96           66
                                                             ----------   ----------
                                                                     97           68
                                                             ----------   ----------
                                                                  2,551        3,400
                                                             ----------   ----------
Stockholders' equity:
  Preferred stock, no par value; 1,500,000 shares
    authorized; none issued and outstanding                           -            -
  Common stock, no par value;
    15,000,000 shares authorized; 4,531,139 and
    4,419,271 shares issued and outstanding, respectively        19,878       20,166
  Additional paid in capital                                         75           63
  Additional paid in capital - deferred option compensation         147            -
  Unrealized losses on available for sale securities               (199)        (140)
  Retained earnings                                               7,105        4,277
                                                             ----------   ----------
                                                                 27,006       24,366
                                                             ----------   ----------
                                                             $   29,557   $   27,766
                                                             ----------   ----------
                                                             ----------   ----------

              Note:  Taken from the audited balance sheet at that date.

                                  SPORT-HALEY, INC.
                                 STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                                1997          1996         1997         1996
                                             -----------   ----------   ----------   ----------
                                             (UNAUDITED)   (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Net sales                                    $    8,823    $    5,606   $   20,822   $   13,547

Cost of goods sold                                5,089         3,286       12,001        7,823
                                             ----------    ----------   ----------   ----------
Gross profit                                      3,734         2,320        8,821        5,724

Selling, general and administrative expense       1,826         1,229        4,958        3,256
                                             ----------    ----------   ----------   ----------
Income from operations                            1,908         1,091        3,863        2,468

Other income (expense):
  Other income                                       87            57          540          210
  Cash settlements - stock options (Note 5)        (360)            -         (360)           -
  Interest and other expense                         (1)           (1)          (1)         (11)
                                             ----------    ----------   ----------   ----------
                                                   (274)           56          179          199
                                             ----------    ----------   ----------   ----------
Income before income taxes                        1,634         1,147        4,042        2,667

Provision for income taxes (Note 3)                 435           430        1,214        1,000
                                             ----------    ----------   ----------   ----------
Net income                                   $    1,199    $      717   $    2,828   $    1,667
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------
Earnings per common share                    $     0.25    $     0.20   $     0.60   $     0.47
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------
Weighted average common and
  common equivalent shares outstanding        4,760,524     3,594,779    4,731,414    3,529,805
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------

                              SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                      1997           1996
                                                   -----------    -----------
                                                   (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 2,828        $ 1,667

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       322            223
    Depreciation recorded as prepaid expense            (12)           (20)
    Deferred taxes, net                                 (37)             1
    Increase in allowance for doubtful accounts          36              6
    Stock option compensation                           147              -
    Deferred rents                                        3              3

(Increase) decrease in assets:
    Short-term investments to maturity                1,037              -
    Accounts receivable                              (1,691)        (1,501)
    Inventory                                        (2,759)        (1,222)
    Other current assets                               (425)          (352)

(Increase) decrease in liabilities:
    Accounts payable                                 (1,032)           (73)
    Accrued commissions and other expenses              397             76
    Accrued income taxes                               (263)           (60)
    Accrued and withheld taxes                           18              8
    Deferred rent                                        (1)            (3)
                                                    -------        -------
    Net cash used by operating activities            (1,432)        (1,247)
                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligation       (1)            (2)
    Net proceeds from issuance of common stock        1,337          8,659
    Stock purchased and retired                      (1,625)          (190)
                                                    -------        -------
    Net cash provided by financing activities       $  (289)       $ 8,467
                                                    -------        -------
                                                    -------        -------

                              SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                      1997           1996
                                                   -----------    -----------
                                                   (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                         $  (964)      $  (416)
    Investment in "available to sell"
     securities, net                                   1,240          (234)
                                                     -------       -------
    Net cash used by investing activities                276          (650)
                                                     -------       -------
    Net increase (decrease) in cash                   (1,445)        6,570

CASH AND CASH EQUIVALENTS, BEGINNING                   8,648         4,758
                                                     -------       -------
CASH AND CASH EQUIVALENTS, ENDING                    $ 7,203       $11,328
                                                     -------       -------
                                                     -------       -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

      Income taxes                                   $ 1,050       $ 1,045
                                                     -------       -------
                                                     -------       -------
      Interest                                       $     1       $     1
                                                     -------       -------
                                                     -------       -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

    At March 31, 1997, the Company has unrealized holding losses on marketable securities of approximately $199,000.

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


NOTE 2   INVENTORIES

         Inventories at March 31, 1997 consist of the following:

              Raw materials            $ 4,849,670
              Finished goods             5,625,158
                                       -----------
                                       $10,474,828
                                       -----------
                                       -----------

NOTE 3   INCOME TAXES

         The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of March 31, 1997, are as follows:

                                       CURRENT       LONG-TERM
                                       --------      ---------
    Deferred tax (liability)           $      -       $(95,016)
    Deferred tax asset                  106,750              -
                                       --------       --------
                                       $106,750       $(95,016)
                                       --------       --------
                                       --------       --------

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS




NOTE 3   INCOME TAXES (Continued)

         The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at March 31, 1997, are as follows:

                                                                  Tax Effect
                                            Difference      Current      Long-Term
                                            ----------      --------     ---------
    Allowance for doubtful accounts          $126,379       $ 49,288     $      -
    Stock option compensation                 147,338         57,462            -
    Accumulated depreciation                  243,632              -      (95,016)
                                                            --------     --------
                                                            $106,750     $(95,016)
                                                            --------     --------
                                                            --------     --------

    The components of income tax expenses are as follows:

    Current:
      Federal                                $1,079,700
      State                                     171,500
                                             ----------
                                              1,251,200
                                             ----------

    Deferred:
      Federal                                   (32,117)
      State                                      (5,098)
                                             ----------
                                                (37,215)
                                             ----------
                                             $1,213,985
                                             ----------
                                             ----------


NOTE 4   REPURCHASE OF COMMON STOCK

         During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock. In October, 1996, the Company's Board of Directors authorized an increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase to 300,000 shares. During the nine months ended March 31, 1997, the Company repurchased 127,290 shares of its common stock at a cost of approximately $1.625 million. As of March 31, 1997, the Company had repurchased a total of 160,000 shares of its common stock.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5   COMMON STOCK OPTIONS

         The shareholders of the Company, on February 14, 1997, voted to amend and restate the Company's 1993 Stock Option Plan (the "Plan") to increase the number of shares available under the Plan from 950,000 to 1,200,000 and to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934, as amended. At March 31, 1997, the Company had options outstanding to purchase 476,271 shares of common stock at prices ranging from $1.60 to $14.25, with expiration dates between March 15, 2002 and February 14, 2008. During the nine months ended March 31, 1997, option holders exercised their options to purchase 205,782 shares of the Company's common stock. The Company realized gross proceeds of approximately $1.134 million from the exercise of such options.

         During May 1996, the Company's Board of Directors authorized the Company to prepare and issue a "net issuance" offer to purchase the interests of non-employee holders of the Company's non-qualified stock options. The Company offered to pay the difference between the exercise price of the non-qualified stock option and the fair market value of the Company's common stock on the date the option holder accepted the offer. As of March 31, 1997, the Company had repurchased 30,909 options for approximately $360,000. The $360,000 cost represents a $(.05) net after tax decrease in earnings per share. On April 1, 1997, the Company's Board of Directors voted to terminate the "net issuance" offer by its terms. Accordingly, the Company will no longer accept tendered offers to purchase non-qualified stock options from option holders.

         Included in the Company's nine month net income at March 31, 1997 is a charge of approximately $147,300 which is a result of the Company's implementation of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based
         Compensation.

NOTE 6   REGISTRATION OF WARRANTS

         During January 1997, the Company filed a Registration Statement on Form S-3 to register 90,000 shares of the Company's common stock, 70,000 shares of which were to be issued upon exercise of the representative's warrants (the "Representative's Warrants") sold to Schneider Securities, Inc. (the "Representative") in connection with an underwritten public offering undertaken in April 1994 and 20,000 shares of which were to be issued upon exercise of the advisor's warrants (the "Advisor's Warrants") issued to Cruttenden Roth Incorporated (the "Advisor") in connection with an investment banking agreement between the Company and the Advisor in July 1995. The Company agreed to pay the expenses of registering the shares offered. The total registration costs of the shares offered were approximately $14,000.

         Subsequent to the effective date of the registration, Representative's Warrants were exercised to purchase 35,750 shares of Common Stock at an exercise price of $6.50 per share, resulting in gross proceeds of approximately $232,375 to the Company. The Advisor's Warrants have not been exercised.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7   COMMITMENTS

         EMPLOYMENT AGREEMENTS:

         Effective January 1, 1997, the Company, with the approval of its Compensation Committee, entered into an Employment Agreements (the "Agreements") with Robert G. Tomlinson ("Mr. Tomlinson") and Robert W. Haley ("Mr. Haley") who currently serve as the Company's Chief Executive Officer and President, respectively. Pursuant to the terms of the Agreements, Messrs. Tomlinson and Haley will continue to serve in their respective positions through December 31, 1999. Annual bonuses, if any, will be determined by the Company's Board of Directors.

         CONSULTING AGREEMENT:

         During May 1996, the Company entered into a consulting agreement (the "Agreement") with Nancy Haley ("Ms. Haley") who formerly served as an officer and director of the Company. The Agreement provided for certain consulting services to be rendered in the areas of product design, advertising and public relations. The Agreement commenced June 1, 1996 with annual compensation of $90,000 per year for three years, payable in equal monthly installments of $7,500. The Agreement could be terminated by Ms. Haley at any time after the first ninety (90) days of the Agreement by giving written notice at least ten (10) days prior to the date of termination. The Agreement provided for certain covenants by Ms. Haley during the term of the Agreement which included among other things, a covenant not to compete. On April 2, 1997, Ms. Haley gave her notice to terminate the Agreement.

                               SPORT-HALEY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's financial position continues to demonstrate strength from growth in its net sales, gross profit margin and net income. The Company intends to rely on its cash generated from operations and the net proceeds realized from the March 1996 public offering to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. The revolving line of credit now provides for a maximum loan amount of $10.0 million, under which no amount was outstanding at March 31, 1997.

During the nine months ended March 31, 1997, current assets increased approximately $2.356 million. Current liabilities during this same period decreased by approximately $878,000. The Company utilized cash and cash equivalents of approximately $1.625 million to repurchase and retire common stock, $964,000 to acquire property and equipment, and a net of $1.432 million in operating activities.

During the nine months ended March 31, 1997, the Company expended approximately $964,000 for property and equipment. These expenditures relate to equipment and leasehold improvements for headwear and embroidery operations. Also, at the beginning of the fiscal year the Company removed approximately $200,000 of fully depreciated and disposed assets.

Other assets decreased $1.231 million during the nine months ending March 31, 1997, primarily due to long-term investments being classified as short term investments and marketable securities.

During the period ended March 31, 1997, long-term liabilities increased by approximately $29,000 primarily due to an increase in deferred income tax liability.

The Company received proceeds of approximately $1.337 million from the exercise of stock options and warrants during the nine months ended March 31, 1997. As a result of such issuances and the repurchase discussed above, the outstanding shares of common stock increased by 111,868 shares. Stockholders' equity increased by approximately $2.640 million for the nine month period ended March 31, 1997.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

                                  SPORT-HALEY, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net sales for the third quarter ended March 31, 1997 were approximately $8.823 million, an increase of approximately $3.217 million, or 57%, from net sales of $5.606 million for the same quarter in the prior fiscal year. Net sales for the nine months ended March 31, 1997 were $20.822 million, an increase of approximately $7.275 million, or 54%, from net sales of $13.547 million for the same nine month period in the prior fiscal year. The increase in net sales is due to a combination of factors, including a greater number of products within each of the women's and men's lines, the introduction of the headwear and element lines, an increase in the number of golf course professional shops that carry the Company's apparel and an increase in corporate and international sales.

The Company's gross profit increased by approximately $1.414 million or 61% to $3.734 million for the quarter ended March 31, 1997 from approximately $2.320 million for the same quarter in the prior fiscal year. The gross profit for the nine month period increased by approximately $3.097 million or 54% to $8.821 million from $5.724 million for the same nine month period in the prior fiscal year. Gross profit as a percentage of net sales was 42% and 41% for the quarters ended March 31, 1997 and 1996, respectively. For each nine month periods ended March 31, 1997 and 1996, the Company's gross profit as a percent of sales was 42%. The Company has demonstrated continued control of its cost of goods even with its higher sales volume.

Selling, general and administrative expenses increased by approximately $597,000 or 49% to $1.826 million for the third quarter ended March 31, 1997 from $1.229 million for the same quarter in the prior fiscal year. For the nine months ended March 31, 1997 selling, general and administrative expenses increased approximately $1.702 million or 52% to $4.958 million from approximately $3.256 million for the same nine month period in the prior fiscal year. The increases in both the third quarter and the nine month period can be attributed to costs associated with the Company's new headwear division and retail store operation, as well as commissions paid to independent sales representatives on a higher sale volume.

Other income for the third quarter and nine months ended March 31, 1997 increased by approximately $30,000 and $330,000, respectively. The increase in both the quarter and the nine month period can be attributed to an increase in interest income generated by short and long-term investments and tax refunds of approximately $165,000 recorded at December 31, 1996.

Cash settlement for stock options increased to approximately $360,000 for the three months and nine months ended March 31, 1997. The Company acquired 30,909 of its non-qualified stock options from non-employee option holders in the quarter ended March 31, 1997. The $360,000 cost represents a $(.05) net after tax decrease to earnings per share. On April 1, 1997, the Company's Board of Directors voted to terminate the "net issuance" repurchase offer. Accordingly, the Company will no longer accept tendered offers to purchase non-qualified stock options from option holders.

                                  SPORT-HALEY, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Income before provision for income taxes increased by approximately $487,000 or 42% to $1.634 million for the quarter ended March 31, 1997, from approximately $1.147 million for the same quarter in the prior fiscal year. For the nine months ended March 31, 1997, income before provision for income taxes increased approximately $1.375 million or 52% to $4.042 million from $2.667 million for the same nine month period in the prior fiscal year.

For the three month and nine month periods ended March 31, 1997, net income increased approximately $482,000 or 67% and $1.161 million or 70%, respectively, when compared to the same three and nine month periods in the prior fiscal year.

Earnings were $.25 per share for the quarter ended March 31, 1997 as compared to $.20 for the same quarter ended in the prior fiscal year. These per share earnings are based on 4,760,524 and 3,594,779 weighted average common shares outstanding for the 1997 and 1996 quarters, respectively. Earnings per share for the nine month periods ended March 31, 1997 and 1996 were $.60 and $.47 and were based on 4,731,414 and 3,529,805 weighted average common shares outstanding, respectively.

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

fashion golf apparel market, controlling manufacturing costs and expansion of the Company's apparel lines to include other high margin products. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations. Forward-looking statements included herein are based on assumptions that the Company will continue to develop and introduce new products on a timely basis, that competitive conditions within the fashion golf apparel industry will not change materially or adversely, that demand for the Company's fashion golf apparel will remain strong, that the market will accept the Company's new apparel lines, that inventory risks due to shifts in market demand will be minimized, that the Company's forecast will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                  SPORT-HALEY, INC.
                                       PART II
                                  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS - NONE

ITEM 2   CHANGES IN SECURITIES - NONE

ITEM 3   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4   SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The annual meeting of shareholders was held February 14, 1997.
         (b) The following were elected directors with terms until their successor shall have have been duly elected and qualified.

                                       Votes for  Votes withheld

              Robert G. Tomlinson      3,641,874      187,919
              Robert W. Haley          3,641,874      187,919
              Mark J. Stevenson        3,644,374      185,419
              Ronald J. Norick         3,641,874      187,919
              James H. Everest         3,641,874      187,919

         (c) To consider and act upon a proposal to approve amendments to, and a restatement of, the Company's 1993 Stock Option Plan ("Plan") to (I) permit the issuance of an additional 250,000 shares of common stock pursuant to the Plan, and (II) to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934.

              For                      2,345,457
              Against                    407,238
              Abstain                     10,581
              Not voted                1,066,517

              To ratify the appointment of Levine, Hughes & Mithuen, Inc. as auditors of the Company.

              For                      3,871,248
              Against                     10,655
              Abstain                      1,890

         (d)  None.

ITEM 5   OTHER INFORMATION - NONE

                                  SPORT-HALEY, INC.
                                       PART II
                            OTHER INFORMATION (CONTINUED)


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

                 10.1.3  AMENDED AND RESTATED OPTION PLAN
                 27      FINANCIAL DATA SCHEDULE

          (B)  REPORTS ON FORM 8-K - NONE

                                      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date:  May 12, 1997                    /s/ Robert G. Tomlinson
                                       -------------------------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer


Date:  May 12, 1997                    /s/ Steve S. Auger
                                       -------------------------------------
                                       Steve S. Auger
                                       Chief Accounting Officer