Form 10KSB
period 1997-06-30
SPORT HALEY INC
filed 1997-09-29
CIK 892653

                                 FORM 10-KSB

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                       Commission file number:  1-12888

                              SPORT-HALEY, INC.
           (Exact name of registrant as specified in its charter)

               COLORADO                                    84-1111669
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)

            4600 EAST 48TH AVENUE
              DENVER, COLORADO                               80216
    (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (303) 320-8800

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
COMMON STOCK, NO PAR VALUE PER SHARE              PACIFIC STOCK EXCHANGE

      Securities registered pursuant to section 12(g) of the Exchange Act:
                                      NONE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ______

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $28.9 MILLION

As of September 23, 1997, 4,669,399 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 4,515,316 shares of Common Stock held by non-affiliates was $66,036,496 as of September 23, 1997. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing sale price of such shares on the Nasdaq National Market on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE

Transitional Small Business Disclosure Format:  Yes ______  No __X__

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

    Sport-Haley designs, contracts for the manufacture of, and markets men's and women's quality fashion golf apparel under the distinctive Haley-Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous fit and classic appearance. The Company's apparel is sold in the premium and mid-price market through a network of independent sales representatives and distributors, primarily to golf professional shops, country clubs and resorts throughout the United States and internationally. The Company targets distribution of its apparel to higher quality golf professional shops, which generally offer superior customer service and which enhance the appeal of the Haley brand name. The Company has also expanded its marketing program to include the college, university, corporate, tournament and retail markets. The Company custom embroiders a majority of its men's apparel with a customer's club, resort, collegiate or corporate logo, thereby promoting the image of both Sport-Haley and its customer base and enhancing the marketability of the Company's products. Sport-Haley's apparel is presented semi-annually to the golf industry in spring and fall collections consisting of a broad variety of styles of men's and women's fashion golf apparel. The Company was incorporated in Colorado in January 1991. Its principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and its telephone number is (303) 320-8800.

PRODUCTS AND PRODUCT DESIGN

    The Company's golf apparel consists of a men's line, a women's line, the Elements line and a headwear line, all four of which are marketed under the distinctive Haley label. The Company introduces spring and fall collections of its golf apparel in January and September of each year at the two major industry trade shows. The spring collection typically accounts for between 60% and 70% of sales, with the fall collection accounting for the remaining sales. As the Company's sales have increased, the Company has expanded the number of items available in each of the men's and women's lines, offering a more extensive selection of styles, colors and fabrics. Each of the men's and women's lines currently has between 100 and 170 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants.

    The Company introduced the "Elements line," a collection of outerwear for both men and women, in January 1996. The Elements line currently consists of over 25 pieces of apparel sold separately or in sets, and includes rain suits, casual jackets, windshirts, vests and pants. The Company also introduced a headwear line in the fall of 1996. This line consists of high quality fabric headwear, currently including caps and visors, designed in popular styles and a range of colors, typically embroidered with the Company logo or a customer logo.

    The Company's golf apparel is sold in the premium and mid-price market. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs. The following table sets forth information regarding suggested retail price ranges for various apparel items.

                       SUGGESTED RETAIL                       SUGGESTED RETAIL
     MEN'S APPAREL       PRICE RANGE      WOMEN'S APPAREL       PRICE RANGE
     -------------     ----------------   ---------------     ----------------

    Shirts              $  45 - $  65        Tops              $  40 - $  65
    Shorts              $  50 - $  60        Shorts            $  50 - $  65
    Pants               $  60 - $  90        Pants             $  55 - $  90
    Pullovers/Vests     $  50 - $ 100        Jackets           $  85 - $ 125
    Outerwear           $  50 - $ 380        Sweaters          $  72 - $  90
    Headwear            $   9 - $  18        Outerwear         $  50 - $ 225
                                             Headwear          $   9 - $  18

    The Company's golf apparel is designed in the classic style with contemporary influences intended to develop and maintain brand recognition and loyalty. Each product in a line of apparel is sold separately, although the Company's designers use coordinated styles, color schemes and fabrics to encourage purchase of multiple garments and headwear. The Company's products use a variety of fabrics and weave patterns, including interlock, pique, french terry and twill. Each garment features combed cotton, unique trims, special fabric finishes and extra needlework. A portion of the Elements outerwear line uses Gore-tex-Registered Trademark- products, including Gore Windstopper-Registered Trademark- fabric, non-exclusive rights to which were licensed by the Company.

    The design function within the Company is closely attuned to both sales and production operations. The design process for each collection is an ongoing process of coloring, styling, manufacturing of sample products and the selection of sewing techniques. The Company relies on in-house designers as well as outside contract designers in the development of its apparel collections. The Company's design staff is responsible for coordinating pattern and sample making, negotiating price and quantity with cutting and sewing contractors, purchasing fabric and trim, and coordinating production schedules with the Company's production personnel. The design staff also coordinates inspection of fabric supplies, as well as sample testing of fabric for shrinkage and colorfastness.

    A majority of the men's apparel, and a smaller percentage of women's apparel, is custom embroidered with a customer's club or resort logo or the Company's Haley logo. In addition, the Company custom embroiders shirts and other garments for tournaments, promotional events, collegiate sales and corporate sales and gifts. Custom embroidery is performed on the Company's premises using ten computer-controlled embroidering machines which together can embroider over 2,700 custom logos in two 8-hour shifts. The Company currently has a library of over 3,000 custom logos. Embroidery charges are added to the customer's wholesale cost and therefore represent an additional source of revenue to the Company.

SALES AND MARKETING

    The Company's marketing strategy is to enhance its position as a leading provider of fashion golf apparel by capitalizing on the market awareness of the Haley brand name and expanding distribution of existing and proposed apparel lines. The Company intends to implement this strategy by (i) increasing distribution through expansion of its network of independent sales representatives and adding to its golf professional shop customer base, (ii) extending its product lines to include new items of apparel, such as it has done with the Elements outerwear line and the headwear line, (iii) securing and exploiting distribution arrangements for international sales, (iv) diversifying product lines by developing new styles and designs which are natural variations on its existing apparel designs, and (iv) increasing market penetration in the corporate, university, college tournament and retail markets.

    In the fiscal year ended June 30, 1997 ("fiscal 1997"), approximately 80% of the Company's sales were made to golf course professional shops, country clubs and resorts. No single customer accounted for 5% or more of the Company's net sales. The balance of the Company's sales were made to corporate, tournament, collegiate and retail customers.

    The Company's sales and marketing employees are responsible for implementing marketing plans and sales programs, coordinating with the Company's network of independent sales representatives, customer service and participating in the Company's attendance at industry trade shows. Domestic sales are made primarily through a network of independent sales representatives who sell to the Company's customers on a commission basis. These sales representatives market the Company's fashion golf apparel primarily to golf professional shops, country clubs and resorts. At June 30, 1997, there were approximately 35 independent sales representatives through which the Company sells its apparel. The independent sales representatives, many of whom may also carry other golf-related lines, are responsible for serving targeted accounts in a specific geographic territory. In January 1997, the Company entered into a buying program agreement with VGM Golf, which has over 800 golf professional shop members who can purchase directly from the Company under the agreement. The Company also maintains exclusive distributors in Canada, the Caribbean and portions of Southeast Asia, and has nonexclusive distributors in the United Kingdom, Portugal, Singapore, Ireland, Western Europe and Japan.

    The sales efforts of the independent sales representatives and distributors are supported by the Company's customer service personnel and detailed catalogs for each collection which present pricing, sizing and style options. The Company recently installed VRLink, a private electronic network which enhances the representatives' order processing speed and accuracy. Using notebook computers, the representatives can access current inventory information and create and transmit orders. The system also provides management with key sales data.

    In July 1997, the Company terminated its relationship with CMS Sports, Inc., which had agreed in July 1996 to sell the Company's apparel products to the college, university and corporate markets. The Company expects to implement a new strategy to more effectively address these markets during the first half of fiscal 1998. During fiscal 1997, the Company secured an exclusive license agreement with General Motors Corporation (Cadillac Division), obtained approval as a Major League Baseball licensee and entered into its first license agreement with the Cleveland Indians. The Company has also entered into license agreements with various colleges and universities.

    The Company introduces its apparel collections at the two major golf industry trade shows held in January and September of each year in Orlando, Florida, and Las Vegas, Nevada, respectively. Because many golf shop professionals attend one or both of these trade shows, the Company will usually receive a significant number of customer orders at or immediately after each trade show. The Company uses attendance at trade shows to obtain orders, secure feedback concerning popular apparel designs and styles and to prepare more detailed sales forecasts.

    In order to enhance the visibility of the Haley brand, the Company has endorsement agreements with several PGA and LPGA professionals. The Company also has an agreement with a Canadian Tour professional, which exemplifies the Company's commitment to the international markets. The endorsement agreements generally provide that the professionals will endorse and wear the Company's apparel. The compensation received by the endorsing professionals consists of apparel allowances and may include cash and/or stock options. Issuance of stock options is based upon the professionals achieving certain benchmarks at designated PGA Tour or other major tournaments.

    The Company advertises its apparel in several golf industry publications which are targeted to golf professional shop operators. The Company also targets its advertising expenditures to support the sales efforts of its network of independent sales representatives in their territories. The Company anticipates increasing its advertising expenditures in future periods as the Company seeks to continue to increase its market penetration, although such expenditures are expected to decline as a percentage of net sales. International distributors provide and pay for advertising in their respective geographic territories.

    The Company leases a factory outlet store in Laughlin, Nevada, which opened in June 1996. The factory outlet store, which consists of approximately 2,200 square feet, is used to sell close-out inventory and discontinued styles. The factory outlet store sells the Company's apparel at discounted retail prices, as opposed to discounted wholesale prices, enabling the Company to maximize sales revenue attributable to close-out inventory.

    The Company does not sell its apparel on consignment or accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. The Company's returns and allowances were approximately 3% of net sales in both fiscal 1996 and fiscal 1997.

COMPETITION

    Competition in the golf apparel market is intense and is based primarily on brand recognition and loyalty, quality, price, style and design, availability of shelf space and service. Although the Company believes that it competes favorably with respect to certain of these factors, there can be no assurance that the Company will compete successfully with its present or potential competition. The Company currently views Ashworth, Izod and Polo/Ralph Lauren as its most significant competitors. While the golf apparel market is highly fragmented, recent entries into the market by competitors offering apparel comparable to that of the Company may intensify competitive pressures. Many of the Company's current competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to maintain market share as new competition develops, to increase its market share at the expense of its existing competition, or that the Company will not experience pricing pressures as a result of intensifying competition within the golf apparel market.

    In addition to competing with fashion golf apparel manufacturers, the Company also competes with manufacturers of high quality men's and women's sportswear and general leisure wear. Many of these manufacturers have substantially greater experience, financial and marketing resources, manufacturing capacity, distribution and design capabilities than the Company. Increased competition in the fashion golf apparel market from these manufacturers or others could result in price reductions, reduced margins or loss of market share, all of which could have a material adverse effect on the Company's results of operations and financial condition.

RAW MATERIALS

    The Company purchases its fabric in bulk from various mills in the United States and from several foreign mills. Substantially all of the Company's apparel is manufactured with 100% cotton fabrics, except certain women's apparel made of silk and rayon and certain garments in the Elements outerwear line which use the Gore Windstopper fabric. During fiscal 1997, the Company purchased fabric from 15 different mills. The Company's seven largest fabric suppliers accounted for approximately 68% of the Company's fabric expenditures in fiscal 1997. The Company's raw materials also include trim consisting principally of buttons, collars, bands, linings, labels and zippers and headwear components such as bills and adjustable bands. The Company purchased trim from several suppliers during fiscal 1997, with the four largest suppliers accounting for approximately 80% of total trim expenditures.

    The Company utilizes domestic and foreign suppliers for the sourcing of raw material for, and production of, the Elements outerwear line. Because each of these suppliers provides different portions of the Elements line, loss of one or more of these suppliers could potentially affect the Company's ability to make timely delivery of outerwear. The Company believes there are a number of other apparel manufacturers from which the Company could secure its outerwear line, if necessary.

    The Company does not have any formal contractual arrangements for the purchase of raw materials from its suppliers, but issues purchase orders as raw materials are required. Although the Company believes that fabric and trim are available from a large number of domestic and foreign sources, the inability of the Company to secure fabric or trim from existing suppliers during periods of high seasonal demand could result in delays in deliveries to customers, thereby adversely affecting the Company's profitability.

    The Company's production personnel oversee its raw material sourcing. Production personnel are responsible for on-time delivery of the Company's fashion golf apparel and negotiating costs consistent with the Company's desired profit margins on each style. Production personnel inspect samples of each item prior to the commencement of actual production and consult with design personnel in order to ensure that the Company's high quality standards are maintained.

MANUFACTURING

    With the exception of embroidery operations and headwear assembly, all manufacturing activities are undertaken by independent third party contractors. Following the purchase of raw materials, the Company arranges for shipment of these materials directly to cutting and sewing contractors who are located primarily in the United States and its territories. These contractors are responsible for cutting and sewing apparel to the Company's specifications. During fiscal 1997, the Company used nine cutting and sewing contractors, although approximately 75% of the Company's apparel was produced by five of these cutting and sewing contractors. The Company has no contractual arrangements other than purchase orders with its cutting and sewing contractors and believes that these services may be purchased by the Company from a large number of domestic and foreign sources.

    The Company utilizes a management information system designed for the apparel industry which facilitates planning, production scheduling, product tracking and standard cost control. The management information system provides a perpetual inventory record and provides customer service personnel with access to inventory availability.

    The Company receives its orders for the spring or fall collections over a period commencing when samples are first shown to customers and continuing through the season. The Company must schedule production in advance of order placement, although it can respond to order trends over the period by sequencing production with reorders. Because production of the Company's apparel collections is time-sensitive, the Company devotes considerable efforts to the preparation of forecasts of apparel sales by item and style.

    In addition to purchasing raw materials and contracting for manufacturing, the Company has expanded its purchasing of finished goods which are manufactured by outside suppliers to the Company's specifications. The Company assists outside suppliers in sourcing of raw materials for these finished products. This method of purchasing eliminates the Company's need to purchase fabric and trim. In fiscal 1997, the Company estimates that between 25% and 30% of the Company's apparel was purchased as finished goods.
Because the Company has also adopted this method of purchasing for the Elements outerwear line, the Company anticipates that purchase of finished goods will account for an increasing percentage of apparel production in future periods. The Company purchases headwear components and fabric inventory and assembles and sews all headwear at the Company's facility in Denver, Colorado.

    Finished apparel is shipped to the Company's warehouse facilities in Denver, Colorado, for embroidery, final inspection by the Company's quality assurance personnel, packaging and shipping. The Company maintains ten computer-controlled embroidering machines on its premises which together can embroider a minimum of 2,700 custom logos in two 8-hour shifts. One of the Company's 15-head embroidery machines is used primarily for headwear embroidery operations. A majority of the Company's men's shirts are custom embroidered with a country club, resort or company logo, or with the Company's own Haley logo. A lesser percentage of women's apparel is similarly embroidered.

NATURE OF BUSINESS

    Golf apparel sales tend to be seasonal in nature, with a disproportionate share of sales occurring in the first and second calendar quarters, which is the Company's third and fourth fiscal quarters, of each year.

TRADEMARK

    The Company markets its products under the Haley label. The Company has registered the Haley mark and the distinctive "H" design with the United States Patent and Trademark Office. The Company has also registered the Haley mark in a number of foreign countries.

EMPLOYEES

    At June 30, 1997, the Company had 112 full-time employees and 18 part-time employees, including 19 administrative employees, nine marketing employees, 62 full-time and 10 part-time personnel in inspection, packaging, embroidering and distribution operations, three full-time and five part-time retail employees in the factory outlet store, and 20 full-time and two part-time employees in headwear operations. The Company's employees are not represented by a union and the Company considers its relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

    The Company's executive offices and warehouse facilities are located in Denver, Colorado and consist of 96,500 square feet of floor space. The facility is currently leased for an annual base rent of approximately $194,000, which increases incrementally to $206,000 in 2001. The Company is obligated to pay taxes, insurance and maintenance expenses for the leased space through expiration of the lease in October 2001. The Company also has leased approximately 2,200 square feet of retail space for a factory outlet store being constructed in Laughlin, Nevada. The annual base rental for this space is $44,000 during the first three years of the lease and $48,000 for the remaining four years. The factory outlet store opened in June 1996.

ITEM 3.   LEGAL PROCEEDINGS

    At June 30, 1997, the Company was not a party to any material legal proceeding. On August 28, 1997, the Company filed a complaint, titled SPORT-HALEY, INC. V. NANCY HALEY, in the District Court, County of Jefferson, State of Colorado, relating to a consulting agreement (the "Agreement") entered into in May 1996 between the Company and Ms. Haley, a former officer, director and principal shareholder of the Company. The Agreement provided for Ms. Haley to render certain consulting services and contained certain covenants by Ms. Haley which included, among others, a covenant not to compete during the term of the Agreement and a covenant not to interfere with any business relationship of the Company. The Agreement commenced June 1, 1996 and Ms. Haley terminated the Agreement in April 1997. The Company alleges in its complaint that Ms. Haley breached the Agreement by forming a competing company while she was being paid by the Company as a consultant and by interfering and attempting to interfere with the Company's business relationship with its sales representatives. The Company seeks such damages as may be proven at trial for breach of the Agreement, breach of duty of loyalty and interference with contracts as well as interest, costs and reasonable attorneys' fees.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on The Nasdaq Stock Market-Registered Trademark- under the trading symbol SPOR and on the Pacific Stock Exchange under the symbol SHY. From April 5, 1994 until December 14, 1994, the Common Stock was quoted on the Nasdaq SmallCap Market-SM-. Since December 14, 1994, the Common Stock has been quoted on the Nasdaq National Market.-Registered Trademark- The following table sets forth the range of high and low sales prices, as reported by The Nasdaq Stock Market, from July 1, 1994 through June 30, 1997. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

    FISCAL YEAR 1995                                  HIGH       LOW
    ----------------                                 -------   -------
     First Quarter                                   $ 7 5/8   $ 5 7/8
     Second Quarter                                    7 1/2     6 1/4
     Third Quarter                                     9         6 7/8
     Fourth Quarter                                    9 1/2     7 7/8

    FISCAL YEAR 1996
    ----------------
     First Quarter                                   $10 1/2   $ 8 7/8
     Second Quarter                                   10 5/8     8 7/8
     Third Quarter                                    12         9 5/8
     Fourth Quarter                                   16 7/8    11

    FISCAL YEAR 1997
    ----------------
     First Quarter                                   $16 1/8   $10 7/8
     Second Quarter                                   16 3/8    12 1/4
     Third Quarter                                    18 1/2    12 1/2
     Fourth Quarter                                   20 1/8    14 5/8

    On September 23, 1997 the closing trade price of the Common Stock was $14.625. As of September 23, 1997, the number of record holders of the Company's Common Stock was approximately 105.

    Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's statements of income:

                                                     FISCAL YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                      -----    -----    -----

    Net sales.......................................  100.0%   100.0%   100.0%
    Cost of goods sold..............................   58.2     57.8     59.4
                                                      -----    -----    -----
    Gross profit....................................   41.8     42.2     40.6
    Selling, general and administrative expenses....   24.1     24.6     26.7
                                                      -----    -----    -----
    Income from operations..........................   17.7     17.6     13.9
    Interest and other, net.........................    1.3      1.8      2.2
                                                      -----    -----    -----
    Income before provision for income taxes........   19.0     19.4     16.1
    Income taxes....................................    5.5      7.2      5.9
                                                      -----    -----    -----
    Net income......................................   13.5%    12.2%    10.2%
                                                      -----    -----    -----
                                                      -----    -----    -----

    COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996. Net sales for the year ended June 30, 1997 ("fiscal 1997") were $28.9 million, an increase of $8.6 million, or approximately 42%, as compared to $20.3 million for the fiscal year ended June 30, 1996 ("fiscal 1996"). This increase was due to many of the same factors which have contributed to increases in the prior years, including a greater number of products offered within each line, greater market penetration, and higher sales per account. Other factors which contributed to the increase during fiscal 1997 were a full year's sales of the Elements line, the introduction of the headwear line and the opening of the factory outlet store. The men's and women's line accounted for approximately 52% and 47%, respectively, of total net sales. Men's line and women's line sales increased 52% and 31%, respectively, in fiscal 1997 over fiscal 1996.

    Gross profit increased by $3.5 million, or approximately 41%, from $8.6 million in fiscal 1996 to $12.1 million in fiscal 1997. The increase in gross profit was primarily a result of the same factors as in prior years, which were a combination of increased sales, volume purchasing of raw materials and better pricing from outside cutting and sewing contractors.
The cost of goods sold as a percentage of net sales increased slightly due to an increase in certain design costs and due to changes in the product sales mix, as the various lines have different margins.

    Selling, general and administrative expenses for fiscal 1997 were $7.0 million, an increase of $2.0 million, or approximately 40%, compared to $5.0 million for fiscal 1996. This increase was primarily attributable to payroll costs associated with the additional personnel required to handle increased sales volume, manufacturing of the headwear line and operation of the factory outlet store. In addition, as in prior years, other factors contributing to the increase included commissions to independent sales representatives on higher sales levels and increased advertising and marketing expenditures.
And finally, the Company incurred lease expense for the factory outlet store and a full years' increased costs for the additional space leased at the Company's facility for the new headwear line. However, as a percentage of net sales, selling, general and administrative expenses decreased from 24.6% in fiscal 1996 to 24.1% in fiscal 1997.

    Net other income and expenses increased from $353,000 in fiscal 1996 to $389,000 in fiscal 1997, resulting primarily from an increase in interest earned on invested funds and an income tax refund, offset by expenditures to repurchase non-qualified stock options.

    Income before provision for income taxes increased $1.6 million, or approximately 41%, from $3.9 million in fiscal 1996 to $5.5 million in fiscal 1997. Provision for income taxes increased $136,000 from $1.5 million in fiscal 1996 to $1.6 million in fiscal 1997. Income taxes for both of these fiscal years were affected by certain income tax timing differences between book and taxable income. The effective tax rate for fiscal 1996 was 37% and for fiscal 1997 was 29%.

    Net income increased from $2.5 million in fiscal 1996 to $3.9 million in fiscal 1997, an increase of 56%. This increase can be attributed to the factors discussed above, but resulted primarily from increases in sales volume and the Company's control of cost of goods sold and operating expenditures. This represents growth in net income as a percentage of net sales from 12.2% in fiscal 1996 to 13.5% in fiscal 1997.

    COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995. Net sales for fiscal 1996 were approximately $20.3 million, an increase of $7.7 million, or approximately 61%, as compared to approximately $12.6 million for the fiscal year ended June 30, 1995 ("fiscal 1995"). This increase was due to a combination of factors, including a greater number of products offered within each line, greater market penetration, and higher sales per account among a majority of accounts. The men's and women's line each accounted for approximately 50% of total net sales. Men's line and women's line sales increased 58% and 67%, respectively, in fiscal 1996 over fiscal 1995.

    Gross profit increased by $3.5 million, or 68%, from $5.1 million in fiscal 1995 to $8.6 million in fiscal 1996. The decrease in cost of goods sold as a percentage of net sales and the increase in gross profit as a percentage of net sales was primarily a result of the combination of increased sales, volume purchasing of raw materials and greater economies in the utilization of outside contractors for manufacturing services.

    Selling, general and administrative expenses for fiscal 1996 were $5.0 million, an increase of $1.7 million, or approximately 52%, compared to $3.3 million for fiscal 1995. This increase was primarily attributable to personnel additions necessary to handle increased sales volume, commissions to independent sales representatives on higher sales levels, increased advertising and marketing expenditures, and increased costs for the additional space leased at the Company's facility during fiscal 1996 for its new headwear division. However, as a percentage of net sales, selling, general and administrative expenses decreased from 26.7% in fiscal 1995 to 24.6% in fiscal 1996.

    Net other income increased from $279,000 in fiscal 1995 to $353,000 in fiscal 1996, resulting primarily from increased interest on invested funds.

    Income before provision for income taxes increased $1.9 million, or approximately 95%, from $2.0 million in fiscal 1995 to $3.9 million in fiscal 1996. Provision for income taxes increased $711,000 from $743,000 in fiscal 1995 to $1.5 million in fiscal 1996. Income taxes for both of these fiscal years were affected by certain tax timing differences between book and taxable income. The effective tax rate for each of the two years was 37%.

    Net income increased from $1.3 million in fiscal 1995 to $2.5 million in fiscal 1996, or 92%. This increase can be attributed to increases in sales volume, and the Company's control of cost of goods sold and operating expenditures. This represents growth in net income as a percentage of net sales from 10% in fiscal 1995 to 12% in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced significant growth since 1991, with its net sales increasing from $4.0 million in fiscal 1993 to $28.9 million in fiscal 1997. Historically, the Company has financed its operations through a combination of bank borrowings, related party borrowings, the private and public sale of equity and revenue from operations.

    Since April 1994, the Company has maintained an annually renewable revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through October 31, 1997, provides for interest at 1/2% below the bank's prime rate and grants the bank a lien on substantially all of the Company's assets. At the time of its most recent renewal, the revolving line of credit provided for a maximum loan amount of $10.0 million. The Company has never drawn on its revolving line of credit, but maintains such line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers.

    In March and April, 1996 the Company completed a public offering of 1,020,000 shares of its Common Stock, which included an over allotment of 150,000 shares. The Common Stock was offered at $10.50 per share. The Company realized gross proceeds of approximately $10.7 million and net proceeds of approximately $9.6 million after deducting stock offering costs of approximately $1.1 million. The Company used a portion of the proceeds to fund expenditures related to its new headwear operations and has retained the balance of the proceeds to finance, as needed, growth in inventories, accounts receivable and other operating expenditures.

    Net cash provided by operating activities totalled approximately $1,000 for fiscal 1997 as compared to net cash used by operating activities of $1.2 million in fiscal 1996. As anticipated, the primary components of cash used in operating activities was inventories and accounts receivable. Working capital requirements are expected to grow as the Company expands its inventory and seeks to increase sales through additional marketing activities and extension of its product lines. Working capital was $26.3 million at June 30, 1997, compared to $21.4 million and $10.8 million at the end of fiscal 1996 and 1995, respectively. As of June 30, 1997, the Company had cash and cash equivalents of $10.3 million.

    The Company intends to rely on cash generated from operations and cash from investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

INVESTMENT BANKING RELATIONSHIPS

    In May 1997, the Company engaged Dain Bosworth Incorporated and Donaldson Lufkin Jenrette Securities Corporation to assist the Company in exploring strategic alternatives for increasing shareholder value. The Company is continuing to work with its investment bankers for such purposes.

ITEM 7.   FINANCIAL STATEMENTS

                                     INDEX

                                                                       PAGE
                                                                       ----

    Report of Independent Certified Public Accountants                  11

    Balance Sheets                                                      12

    Statements of Income                                                13

    Statement of Shareholders' Equity                                   14

    Statements of Cash Flows                                            15

    Notes to Financial Statements                                     16-27


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
Sport-Haley, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Sport-Haley, Inc. as of June 30, 1997 and 1996 and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/   LEVINE, HUGHES & MITHUEN, INC.

ENGLEWOOD, COLORADO
AUGUST 19, 1997

                                  SPORT-HALEY, INC.
                                    BALANCE SHEETS
                                JUNE 30, 1997 AND 1996

                                        ASSETS

                                                                   1997           1996
                                                               -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents. . . . . . . . . . . . . . . .    $10,273,466    $ 8,647,736
   Short-term investments and marketable securities . . . .      1,319,470      2,749,474
   Accounts receivable, net of allowance of $71,157
         and $90,243, respectively  . . . . . . . . . . . .      5,756,451      4,549,201
   Inventories  . . . . . . . . . . . . . . . . . . . . . .      9,981,521      7,716,388
   Prepaid expenses . . . . . . . . . . . . . . . . . . . .      1,060,522      1,062,071
   Deferred taxes . . . . . . . . . . . . . . . . . . . . .         54,551         35,195
                                                               -----------    -----------

        TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .     28,445,981     24,760,065

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .      2,408,904      1,700,016
LONG-TERM INVESTMENTS . . . . . . . . . . . . . . . . . . .              -      1,273,932
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .         67,262         31,645
                                                               -----------    -----------
                                                               $30,922,147    $27,765,658
                                                               -----------    -----------
                                                               -----------    -----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Capital lease obligations maturing within one year . . .     $    1,801    $     1,581
   Accounts payable . . . . . . . . . . . . . . . . . . . .      1,319,155      2,141,455
   Accrued income taxes . . . . . . . . . . . . . . . . . .              -        464,483
   Accrued commissions and other expenses . . . . . . . . .        874,505        725,051
                                                               -----------    -----------
        TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .      2,195,461      3,332,570
                                                               -----------    -----------

LONG-TERM LIABILITIES:
   Capital lease obligation, net of current maturities. . .            874          2,454
   Deferred rent  . . . . . . . . . . . . . . . . . . . . .            912          4,560
   Deferred taxes . . . . . . . . . . . . . . . . . . . . .         18,880         60,676
                                                               -----------    -----------
                                                                    20,666         67,690
                                                               -----------    -----------

                                                                 2,216,127      3,400,260
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES  (Notes 10, 13, 14 and 15)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; authorized 1,500,000
        shares; none issued and outstanding . . . . . . . .              -              -
   Common stock, no par value; 15,000,000 shares
        authorized; 4,651,073 and 4,419,271 shares
        issued and outstanding, respectively. . . . . . . .     20,439,509     20,166,106
   Additional paid-in capital . . . . . . . . . . . . . . .        285,676         62,661
   Retained earnings. . . . . . . . . . . . . . . . . . . .      8,186,858      4,276,904
   Unrealized loss on marketable securities . . . . . . . .       (206,023)      (140,273)
                                                               -----------    -----------

        TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . .     28,706,020     24,365,398
                                                               -----------    -----------

                                                               $30,922,147    $27,765,658
                                                               -----------    -----------
                                                               -----------    -----------

                       See accountants' audit report
                      and notes to fiancial statements.

                                  SPORT-HALEY, INC.
                                 STATEMENTS OF INCOME
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                   1997              1996
                                                -----------       -----------
NET SALES                                       $28,900,350       $20,287,277

COST OF GOODS SOLD                               16,820,275        11,719,115
                                                -----------       -----------

GROSS PROFIT                                     12,080,075         8,568,162

Selling, general and administrative expenses      6,969,656         4,995,382
                                                -----------       -----------

INCOME FROM OPERATIONS                            5,110,419         3,572,780
                                                -----------       -----------

OTHER INCOME AND EXPENSE:
   Interest income, net                             410,611           296,225
   Other  income                                    338,846            56,337
   Other expense                                   (360,174)                -
                                                -----------       -----------
                                                    389,283           352,562
                                                -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES          5,499,702         3,925,342

Provision for income taxes                        1,589,748         1,453,507
                                                -----------       -----------

NET INCOME                                      $ 3,909,954       $ 2,471,835
                                                -----------       -----------
                                                -----------       -----------

EARNINGS PER SHARE                              $       .84       $       .66
                                                -----------       -----------
                                                -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING               4,658,796         3,769,859
                                                -----------       -----------
                                                -----------       -----------

                       See accountants' audit report
                     and notes to financial statements.

                              SPORT-HALEY, INC.
                     STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                           COMMON STOCK         ADDITIONAL                   UNREALIZED
                                     ------------------------    PAID-IN     RETAINED   LOSS ON MARKETABLE    SHAREHOLDERS'
                                       SHARES       AMOUNT       CAPITAL     EARNINGS       SECURITIES           EQUITY
                                     ---------    -----------   ----------   --------   ------------------    -------------
BALANCE AT JUNE 30, 1995             3,118,188    $10,062,354    $ 75,161   $1,805,069       $       -        $11,942,584

Issuance of common stock for cash    1,020,000     10,710,000           -            -               -         10,710,000

Common stock offering costs                  -     (1,113,450)          -            -               -         (1,113,450)

Stock options exercised                313,793        872,886           -            -               -            872,886

Repurchase of stock options                  -              -     (12,500)           -               -            (12,500)

Repurchase of common stock             (32,710)      (365,684)          -            -               -           (365,684)

Unrealized loss on securities
   available for sale                        -              -           -            -        (140,273)          (140,273)

Net income                                   -              -           -    2,471,835               -          2,471,835
                                     ---------    -----------    --------   ----------       ---------        -----------

BALANCE AT JUNE 30, 1996             4,419,271     20,166,106      62,661    4,276,904        (140,273)        24,365,398

Stock options exercised                319,905      1,657,967           -            -               -          1,657,967

Warrants exercised                      39,187        240,865           -            -               -            240,865

Repurchase of common stock            (127,290)    (1,625,429)          -            -               -         (1,625,429)

Stock option compensation                    -              -     223,015            -               -            223,015

Unrealized loss on securities
   available for sale                        -              -           -            -         (65,750)           (65,750)

Net income                                   -              -           -    3,909,954                          3,909,954
                                     ---------    -----------    --------   ----------       ---------        -----------

BALANCE AT JUNE 30, 1997
                                     4,651,073    $20,439,509    $285,676   $8,186,858       $(206,023)       $28,706,020
                                     ---------    -----------    --------   ----------       ---------        -----------
                                     ---------    -----------    --------   ----------       ---------        -----------

                          See accountants' audit report
                        and notes to financial statements.

                                  SPORT-HALEY, INC.
                               STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                      1997           1996
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 3,909,954    $ 2,471,835
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 449,862        324,543
         Deferred taxes, and other                                     (64,800)         2,592
         Allowance for doubtful accounts                               (19,086)        24,718
         Loss on disposal of assets                                          -          7,207
         Amortization of investment premiums                           126,747         23,442
         Stock option compensation                                     223,015              -

    Cash provided (used) due to changes in assets and liabilities:
         Accounts receivable                                        (1,188,164)    (1,391,976)
         Inventory                                                  (2,265,133)    (3,342,387)
         Prepaid expenses                                                1,549       (403,207)
         Other assets                                                  (35,617)       (16,505)
         Accounts payable                                             (822,300)       752,299
         Accrued commissions and other expenses                        149,454        391,714
         Accrued income taxes                                         (464,483)       (23,836)
                                                                   -----------    -----------
              Net cash provided (used) by operating activities             998     (1,179,561)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                        (1,158,750)      (833,881)
    Purchase of short-term investments and marketable securities                   (4,187,120)
    Sale of short-term investments and marketable securities         2,511,439              -
                                                                   -----------    -----------
              Net cash provided (used) by investing activities       1,352,689     (5,021,001)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                     (1,360)        (1,014)
    Proceeds from issuance of common stock                                   -     10,710,000
    Proceeds from exercised stock options and warrants               1,898,832        872,886
    Common stock offering costs                                              -     (1,113,450)
    Repurchase of common stock                                      (1,625,429)      (365,684)
    Repurchase of stock options                                              -        (12,500)
                                                                   -----------    -----------
              Net cash provided by financing activities                272,043     10,090,238
                                                                   -----------    -----------

    Net increase in cash and cash equivalents                        1,625,730      3,889,676

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         8,647,736      4,758,060
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $10,273,466    $ 8,647,736
                                                                   -----------    -----------
                                                                   -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                                  $     7,594    $     4,997
                                                                   -----------    -----------
                                                                   -----------    -----------

         Taxes                                                     $ 2,130,562    $ 2,361,208
                                                                   -----------    -----------
                                                                   -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

    At June 30, 1997 the Company has unrealized holding losses on marketable securities of $206,023.

                       See accountants' audit report
                     and notes to financial statements.

                              SPORT-HALEY, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1   ORGANIZATION AND NATURE OF OPERATIONS

         NATURE OF OPERATIONS:

         Sport-Haley designs, markets, and contracts for the manufacture of quality men's and women's fashion golf apparel under the distinctive Haley-Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous fit and classic appearance. The Company's apparel is sold in the premium and mid-price market through a network of independent sales representatives and distributors to primarily golf professional shops, country clubs and resorts throughout the United States and internationally. The Company also sells to college, university and corporate markets.

         ORGANIZATION:

         The predecessor of Sport-Haley, Inc. was initially established as a division of Haley & Company, Inc. The Company was organized as a Colorado corporation on January 1, 1991 as Sun Daze Apparel, Inc. (the Company's name was later changed to Sun Daze by Nancy Haley, Inc.), a wholly owned subsidiary of Haley & Company, Inc. Effective June 30, 1992, the Company ceased being a wholly owned subsidiary of Haley and Company, Inc. as a result of a transaction that was structured as a tax free spin-off. On September 18, 1992, the Company changed its name from Sun Daze by Nancy Haley, Inc. to Sport-Haley, Inc.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES:

         Inventories are stated at the lower of cost (first-in, first-out) or market. The Company maintains a perpetual inventory system and adjusts inventories annually based upon the results of its physical inventory taken at its fiscal year end. Cost includes materials, labor and manufacturing overhead.

         BAD DEBTS:

         Bad debts are provided for using the allowance method based on historical experience and evaluation of outstanding accounts receivable at year end.

         DEPRECIATION AND AMORTIZATION:

         Furniture, fixtures and equipment are depreciated over the estimated useful lives of the assets ranging from three to twelve years using the straight-line method of depreciation. Depreciation and amortization expense at June 30, 1997 and 1996 was $449,862 and $324,543, respectively.

         Leasehold improvements are amortized over the remaining life of the lease, using the straight-line method.

         Upon disposing of assets, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in the year of the disposition.

                              SPORT-HALEY, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         LONG-LIVED ASSETS:

         The Company periodically evaluates whether the remaining useful life of long-lived assets may require revision or the remaining unamortized balance may not be recoverable. Accordingly, when factors indicate the asset should be evaluated for possible impairment, the Company uses an estimate of the specific asset's cash flow in evaluating such asset's fair value.

         REVENUE RECOGNITION:

         The Company recognizes revenue upon shipment of its products.

         DEFERRED RENT:

         Deferred rent is recognized for the difference between rent expense which the Company records applying the straight-line method over the life of the lease and the monthly payments called for in the lease agreement.

         DEFERRED TAXES:

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax base of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         INCOME PER COMMON AND EQUIVALENT SHARE:

         Income per common share amounts are computed based upon the weighted average number of shares outstanding during the year, including common stock equivalents resulting from dilutive stock options and warrants.

         STATEMENT OF CASH FLOWS:

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate to be cash equivalents.

         RECLASSIFICATIONS:

         Certain reclassifications have been made to the 1996 amounts to conform to the current year presentation.

         FINANCIAL INSTRUMENTS:

         The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

                              SPORT-HALEY, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 3   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments are as follows:

                                                 1997                       1996
                                      -------------------------   -----------------------
                                        CARRYING       FAIR        CARRYING      FAIR
                                         AMOUNT        VALUE        AMOUNT       VALUE
                                      -----------   -----------   ----------   ----------
         Cash and cash equivalents    $10,273,466   $10,273,466   $8,647,736   $8,647,736

         Short-term investments
          and marketable securities     1,319,470     1,319,470    2,749,474    2,749,474

         Long-term investments                  -             -    1,273,932    1,273,932

         The carrying amount approximates fair value of cash and cash equivalents in short-term investments and marketable securities.

         The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of accounts receivable and accounts payable) also approximate fair value.

NOTE 4   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                JUNE 30,
                                       -------------------------
                                           1997          1996
                                       -----------   -----------
              Cash in banks            $ 2,039,832   $ 1,465,495
              Short-term securities      8,233,634     7,182,241
                                       -----------   -----------
                                       $10,273,466   $ 8,647,736
                                       -----------   -----------
                                       -----------   -----------

NOTE 5   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 6   INVESTMENTS AND MARKETABLE SECURITIES

         The Company's investment in debt securities are generally held to maturity and valued at amortized cost, which approximates fair value. The fair value at June 30, 1997 was $1,291,420 for investments in debt securities.

         The Company's investments in marketable equity securities are held for an indefinite period and are classified as available for sale. The fair value of these securities at June 30, 1997, was $28,050. The unrealized holding losses associated with these securities, which were deducted from shareholders' equity, was $206,023 at June 30, 1997.

                              SPORT-HALEY, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7   INVENTORIES

         Inventories consist of the following:
                                                 JUNE 30,
                                       ---------------------------
                                          1997             1996
                                       ----------       ----------
              Component inventory      $4,751,026       $3,053,848
              Finished goods            5,230,495        4,662,540
                                       ----------       ----------
                                       $9,981,521       $7,716,388
                                       ----------       ----------
                                       ----------       ----------

NOTE 8   ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

         Direct-response advertising consists primarily of future advertising costs incurred in association with the Company's independent sales representatives. These capitalized costs are amortized over the future selling seasons, generally five to seven months, the period in which the revenue is recognized. At June 30, 1997 and 1996, approximately $260,670 and $431,991 of advertising was capitalized. Advertising expense was $457,542 and $544,099 for the years ended June 30, 1997 and 1996, respectively.

NOTE 9   PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are comprised of the following at:

                                                           JUNE 30,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------

              Plant equipment                     $1,797,670     $  914,304
              Furniture and equipment                985,696        999,311
              Leasehold improvements                 393,028        331,134
              Transportation equipment                66,627         49,940
              Property held under capital lease        6,685          6,685
                                                  ----------     ----------
                                                   3,249,706      2,301,374
              Less, accumulated depreciation
                 and amortization                    840,802        601,358
                                                  ----------     ----------
                                                  $2,408,904     $1,700,016
                                                  ----------     ----------
                                                  ----------     ----------

NOTE 10  LINE OF CREDIT AGREEMENT

         The Company has a $10,000,000 working line of credit agreement with a bank which expires October 31, 1997. The line of credit agreement is collateralized by accounts receivable, inventories, machinery and equipment and general intangibles. The interest rate on borrowings is at one half percent below the banks prime rate (rate on note is 8.0% at June 30, 1997) with interest payable monthly. At June 30, 1997 and 1996 there were no borrowings outstanding on the line of credit.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 11  INCOME TAXES

    The components of income tax expense are as follows:

                                                     JUNE 30,
                                             -------------------------
                                                  1997         1996
                                             -----------   -----------
         Current
              Federal                        $ 1,423,300   $ 1,253,119
              State                              227,600       193,906
                                             -----------   -----------
                                               1,650,900     1,447,025
                                             -----------   -----------
         Deferred
              Federal                            (53,312)        5,651
              State                               (7,840)          831
                                             -----------   -----------
                                                 (61,152)        6,482
                                             -----------   -----------
              Total                          $ 1,589,748   $ 1,453,507
                                             -----------   -----------
                                             -----------   -----------

    The difference between the U.S. Federal statutory rate and the Company's effective rate is as follows:
                                                              JUNE 30,
                                                           --------------
                                                           1997      1996
                                                           ----      ----
              U.S. Federal statutory rate                  34.0%     34.0%
              State income taxes, net of federal benefits   4.1       4.9
              Increase (decrease) in deferred taxes         (.1)       .1
              Other                                        (9.1)     (2.0)
                                                           ----      ----
              Effective tax rate                           28.9%     37.0%
                                                           ----      ----
                                                           ----      ----


    The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows:

                                                  JUNE 30,
                                  ------------------------------------------
                                         1997                   1996
                                  --------------------   -------------------
                                  CURRENT    LONG-TERM   CURRENT   LONG-TERM
                                  -------   ----------   -------   ---------
         Deferred tax liability   $         $ (100,981)  $     -   $ (60,676)
         Deferred tax asset        54,551       82,101    35,195          -
                                  -------   ---------    -------   ---------
                                  $54,551   $ (18,880)   $35,195   $ (60,676)
                                  -------   ---------    -------   ---------
                                  -------   ---------    -------   ---------

    The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows:

                                                               JUNE 30,
                              -----------------------------------------------------------------------
                                             1997                                   1996
                              ----------------------------------     --------------------------------
                                               TAX EFFECT                             TAX EFFECT
                              TEMPORARY     --------------------     TEMPORARY    -------------------
                              DIFFERENCE    CURRENT    LONG-TERM     DIFFERENCE   CURRENT   LONG-TERM
                              ----------    -------    ---------     ----------   -------   ----------
    Allowance for doubtful
      accounts                $  71,157    $  27,751    $       -    $  90,243    $35,195   $       -
    Accumulated depreciation    258,925                  (100,981)     155,580          -     (60,676)
    Stock options               210,515                    82,101
    Loss on stock                68,718       26,800
                                           ---------    ---------                 -------   ---------
                                           $  54,551    $ (18,880)                $35,195   $ (60,676)
                                           ---------    ---------                 -------   ---------
                                           ---------    ---------                 -------   ---------

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 12  EQUIPMENT UNDER CAPITAL LEASE

         The Company acquired certain equipment under a capital lease. The future minimum lease payments as of June 30, 1997 are as follows:

                                                                   ANNUAL
                YEARS ENDED JUNE 30,                              PAYMENTS
                --------------------                              --------
                     1998                                         $  2,214
                     1999                                              923
                                                                  --------
                     Total minimum lease payments                    3,137
                     Less amount representing interest                 462
                                                                  --------
                     Present value of future net minimum lease
                       payments                                      2,675
                     Less current portion                            1,801
                                                                  --------
                                                                  $    874
                                                                  --------
                                                                  --------


NOTE 13  OPERATING LEASES

         The Company leases its corporate offices, production and warehouse facilities under an operating lease which expires in fiscal year 2001. During January 1996, the Company amended this facilities lease agreement to provide for additional space, located within the Company's premises, which consists of 15,860 square feet. The Company acquired the additional space for its headwear division and commenced operations in October 1996. The lease term and expiration of the additional space will run concurrent with the original lease dated July 29, 1994. During October 1994, the Company subleased its former facilities in Lakewood, Colorado. The sublease is for the period January 1, 1995 to September 30, 1997. Additionally, during fiscal year 1994, the Company entered into a non-cancelable operating lease for freight systems and folding equipment.

         During March 1995, the Company entered into a lease for a factory outlet store located in Laughlin, Nevada. The leased facility consists of approximately 2,200 square feet and is leased for a term of seven years, with an option to extend the lease for an additional five year period following the initial term. The store opened in June 1996. The lease provides for a base rental of $44,000 per year in the first three years of the lease and $48,000 per year in the last four years of the lease.

         Rent expense for the years ended June 30, 1997 and 1996 was $289,909 and $232,558, respectively.

         The future minimum lease payments under noncancelable leases with initial terms of one year or more as of June 30, 1997 are as follows:

                                                          ANNUAL
                   YEARS ENDED JUNE 30,                  PAYMENTS
                   --------------------                ------------
                        1998                           $    261,191
                        1999                                245,738
                        2000                                290,325
                        2001                                254,650
                        Thereafter                          165,550
                                                       ------------
                                                       $  1,217,454
                                                       ------------
                                                       ------------

                                   SPORT-HALEY, INC
                            NOTES TO FINANCIAL STATEMENTS

NOTE 14  COMMITMENTS

         EMPLOYMENT AGREEMENT:

         Effective January, 1997 the Company, with the approval of its Compensation Committee, entered into an Employment Agreement (the "Agreement") with Robert G. Tomlinson ("Tomlinson") and Robert W. Haley ("Mr. Haley") who currently serve as the Company's Chief Executive Officer and President, respectively. Pursuant to the terms of the Agreements, Messrs. Tomlinson and Haley will continue to serve in their respective positions through December 31, 1999. Annual bonuses, if any, will be determined by the Company's Board of Directors.

         CONSULTING AGREEMENT:

         During May 1996, the Company entered into a consulting agreement (the "Agreement") with Nancy Haley ("Ms. Haley") who formerly served as an officer and director of the Company. The Agreement provided for certain consulting services to be rendered in the areas of product design, advertising and public relations. The Agreement commenced June 1, 1996 with annual compensation of $90,000 per year for three years, payable in equal monthly installments of $7,500. The Agreement could be terminated by Ms. Haley at any time after the first ninety
         (90) days of the Agreement by giving written notice at least ten (10) days prior to the date of termination. The Agreement provided for certain covenants by Ms. Haley during the term of the Agreement which included among other things, a covenant not to compete. On April 2, 1997, Ms. Haley gave her notice to terminate the Agreement. Total fees paid at June 30, 1997 and 1996 were $70,500 and $7,500, respectively.

         AGREEMENT FOR PROFESSIONAL SERVICES:

         During May 1996, the Company entered into an agreement for professional services (the "Agreement") with CLS & Associates, Inc. ("CLS"). Pursuant to the terms of the Agreement, CLS provided certain engineering and consulting services related to the startup of the Company's headwear division. The Agreement provides for a term of 125 working days commencing on or about June 1, 1996, for a total fee of $93,750. Total fees and reimbursed expenses paid at June 30, 1997 and 1996 were $108,952 and $7,880, respectively.

         ENDORSEMENT AGREEMENTS WITH PGA PROFESSIONALS:

         The Company has endorsement agreements with certain PGA professionals. Under the terms of these agreements, the Company is obligated to pay cash compensation, provide apparel and issue stock options to purchase shares of the Company's common stock. The future aggregate annual compensation under these agreements are listed in the table below.

                                   ANNUAL
                        YEAR      PAYMENTS
                        ----      --------
                        1998      $ 12,500

         The number of options granted to purchase shares of the Company's common stock will be issued based upon the professional's performance in certain listed PGA events. Vesting will occur at time of performance. The stock options are granted at the market value of the Company's common stock at the date of the agreements. During the fiscal year ended June 30, 1997, the Company issued 68,000 stock option shares pursuant to endorsement agreements.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 14  COMMITMENTS (CONTINUED)

         OUTSTANDING LETTERS OF CREDIT:

         The Company has entered into a letter of credit arrangement with a bank, in the ordinary course of business, to facilitate the purchase of inventory and fabric from various offshore suppliers. At June 30, 1997 the Company has approximately $492,000 of outstanding letters of credit.

NOTE 15  SHAREHOLDERS' EQUITY

         COMPLETION OF PUBLIC OFFERING:

         In March and April, 1996 the Company completed its second public offering of 1,020,000 shares of its common stock, which included an over allotment of 150,000 common shares. The common stock was offered at $10.50 per share. The Company realized gross proceeds of approximately $10.710 million and net proceeds of approximately $9.597 million after deducting stock offering costs of approximately $1.113 million.

         REPURCHASE OF COMMON STOCK:

         During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. The repurchase of the Company's common stock is based upon the Board of Director's belief that the Company's common stock is underpriced given its earnings and prospect for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be canceled and returned to the status of authorized but unissued common stock. In October, 1996, the Company's Board of Directors authorized an increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase to 300,000 shares. As of June 30, 1997 and 1996 the Company repurchased 127,290 shares and 32,710 shares of its common stock at a cost of approximately $1.625 million and $365,684, respectively.

         COMMON STOCK OPTIONS:

         During March 1993, the Company, adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock. During January 1995, the shareholders approved a Plan Amendment to provide for an increase in the number of shares reserved for issuance under the Plan by 200,000 shares, effectively increasing the total shares reserved under the Plan to 950,000 shares. Under the Plan, the Company may grant options to purchase common stock to employees, directors and consultants of the Company and any subsidiary thereof. Generally, the options vest over three years, are granted at fair value on the date of grant, and expire ten years from that date. Generally, the options are non-transferrable and cannot be exercised for a period of six (6) months from the date granted.

         During January 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission. The purpose of this filing was to register up to 950,000 shares of the Company's common stock being reserved for issuance under the Company's 1993 stock option plan, as restated. The Plan, as restated, is administered by the Compensation Committee, and, at its discretion, determines which parties are to be granted options, number of options granted and exercise periods. The purchase price of the shares covered by the Plan will be the fair market value of the stock at the date of the grant.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 15  SHAREHOLDERS' EQUITY (CONTINUED)

    During March 1995, the Board of Directors approved a restatement of the Company's 1993 Plan. The purpose of the restatement of the Plan was to provide clarification regarding the terms, conditions and administration of the Plan.

    During May 1996, the Company's Board of Directors authorized the Company to prepare and issue a "net issuance" offer to purchase the interests of non-employee holders of the Company's non-qualified stock options. The Company offered to pay the difference between the exercise price of the non-qualified stock option and the fair market value of the Company's common stock on the date the option holder accepted the offer. As of June 30, 1997, the Company had repurchased 30,909 options for approximately $360,000. On April 1, 1997, the Company's Board of Directors voted to terminate the "net issuance" offer. Accordingly, the Company will no longer accept tendered offers to purchase non-qualified stock options from option holders.

    During February 1997, the shareholders of the Company voted to amend and restate the Plan to increase the number of shares available under the Plans from 950,000 to 1,200,000 and to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934, as amended.

    During April 1997, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission. The purpose of this filing was to register 250,000 shares of the Company's common stock being reserved for issuance under the Company's 1993 stock option plan as amended and restated. This Plan is the same employee benefit plan for which the Form S-8 registration statement, registering 950,000 shares, as previously filed during January 1995, is effective.

    At June 30, 1997, the Company had 1,200,000 shares of common stock reserved for issuance pursuant to the Plan, of which 110,878 options (181,094 at June 30, 1996) were exercisable. During fiscal year 1997 and 1996 option holders exercised and purchased 319,905 and 313,793 shares of the Company's common stock and the Company realized gross proceeds of approximately $1.657 million and $872,886, respectively.

    The following activity under the Company's 1993 Amended and Restated Stock Option Plan is set forth below:

                                                Outstanding Options
                                ----------------------------------------------------------
                                                             Aggregate    Weighted Average
                                Number of       Range         Exercise     Exercise Price
                                 Options      Per Share         Price        Per Share
                                ---------    ------------    -----------  ----------------
    BALANCES, JUNE 30, 1995       447,331    $1.60 - 6.50    $ 1,160,158      $ 2.59
    Options granted               296,505     2.50 -12.75      2,044,598        6.90
    Options canceled               (5,103)    2.50 - 2.50        (12,758)      (2.50)
    Options repurchased            (1,000)    2.50 - 2.50         (2,500)      (2.50)
    Options exercised            (313,793)    1.60 - 6.50       (940,592)      (3.00)
                                ---------    ------------    -----------      ------

    BALANCES, JUNE 30, 1996       423,940     1.60 -12.75      2,248,906        5.30
    Options granted               309,319     5.00 -14.25      3,224,627       10.42
    Options canceled              (15,892)    5.00 - 7.75       (104,913)      (6.56)
    Options repurchased           (29,909)    2.50 - 7.75       (100,420)      (3.36)
    Options exercised            (319,905)    1.60 -12.12     (1,589,081)      (4.97)
                                ---------    ------------    -----------      ------

    BALANCES, JUNE 30, 1997       367,553    $1.60 -14.25    $ 3,679,119      $10.01
                                ---------    ------------    -----------      ------
                                ---------    ------------    -----------      ------

    The weighted average fair value of options granted during fiscal 1997 and 1996 was $10.42 and $6.90 per share respectively.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 15  SHAREHOLDERS' EQUITY (CONTINUED)

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances of stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for fiscal 1996 under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted in fiscal 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share for fiscal 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                               1997           1996
                                            ----------      ----------
    Net income - as reported                $3,909,954      $2,471,835
    Net income - pro forma                  $3,611,462      $2,460,156
    Earnings per share - as reported        $      .84      $      .66
    Earnings per share - pro forma          $      .78      $      .65

    The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk-free interest                 5.5% - 6.0%
         Expected life                      3 years
         Expected volatility                32% - 35%
         Expected dividend                  $0

    The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

    The following table summarizes the stock options outstanding at June 30, 1997:

                                    Options Outstanding                     Options Exercisable
                      -----------------------------------------------   ---------------------------
                                   Weighted Average      Weighted                       Weighted
    Range of             Number       Remaining           Average         Number        Average
    Exercise Prices   Outstanding  Contractual Life    Exercise Price   Exercisable  Exercise Price
    ---------------   -----------  ----------------    --------------   -----------  --------------
    $         2.50       33,593           6                $ 2.50          33,593        $ 2.50
      5.875 - 6.50       78,630           7                  6.47          55,000          6.50
       7.75 - 9.25       55,330           8                  8.02          13,953          8.29
     12.125 -14.25      200,000         9.5                 13.21          13,332         12.52
                        -------                                           -------
                        367,553                                           115,878
                        -------                                           -------
                        -------                                           -------

NOTE 16  UNDERWRITER'S WARRANTS

    The Company, in connection with its initial public offering, sold to the underwriter for a nominal amount, warrants to purchase up to 70,000 shares of the Company's common stock at $6.50 per share. The underwriter's warrants are exercisable for a period of four years commencing one year from the date of the Prospectus (April 5, 1994). The underwriter's warrants also contain antidilution provisions and certain demand and "piggyback" registration rights. In December 1996, the holders of the underwriter's warrants utilized their demand registration rights and the Company filed a registration statement on Form S-3 to register the underlying shares. Such registration statement became effective in January 1997. During the fiscal year ended June 30, 1997, the Company realized gross proceeds of $240,865 from the exercise of 39,187 warrants.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 17  INVESTMENT BANKING AGREEMENT

    During July 1995, the Company entered into an Investment Banking Agreement (the "Agreement") with Cruttenden Roth Incorporated of Irvine, California ("Cruttenden"). The Agreement provided that Cruttenden would serve as the Company's exclusive financial advisor for 12 months. The Company issued to Cruttenden "Advisor's Warrants" to purchase 20,000 shares of the Company's common stock upon execution of the Agreement. The Advisor's Warrants are exercisable for a period of three years from the date of the Agreement.
    The exercise price of the Advisor's Warrants is $8.125 per share. The Advisor's Warrants carrys piggyback registration rights and the underlying shares were registered on Form S-3 and became effective during January 1997. As of June 30, 1997 no Warrants have been exercised.

NOTE 18  PREFERRED STOCK

    The Articles of Incorporation of the Company authorize issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 1997, the Company had no preferred stock issued or outstanding and had no plan to issue any preferred stock in the future.

NOTE 19  EARNINGS PER SHARE

    Primary and fully diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computation of primary earnings per share were 4,658,796 and 3,769,859 in 1997 and 1996 resulting in earnings per share of $.84 and $.66, respectively. The number of shares used in the computation of fully diluted earnings per share were 4,627,879 and 3,787,257 in 1997 and 1996, resulting in earnings per share of $.84 and $.65 respectively.

NOTE 20  AGREEMENTS WITH SALES REPRESENTATIVES

    The Company has entered into Sales Representative Agreements (the "Agreements") with various individuals whereby, among other things, the Company has established an independent contractor relationship with its sales representatives. Pursuant to the terms of the Agreements the sales representatives' income from the Company is derived primarily from commissions paid by the Company from sales generated directly or indirectly by the sales representatives. The sales representatives are responsible for and assume all income tax liabilities on commissions and other payments received from the Company and further agree to hold the Company harmless, without liability and to indemnify the Company for any or all claims that may arise from the sales representative's actions or inactions. The Agreements provide no present or future guarantee of income. The sales representatives are paid a commission of up to 10% of the sales price of Company products, generated by the sales representatives and delivered to the customer. The Company reserves the right to amend the commission terms from time to time. Total commissions expense for fiscal years 1997 and 1996 was $2,289,494 and $1,682,384, respectively.

                                  SPORT-HALEY, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 21  CONCENTRATION OF CREDIT RISK

    The Company's operations consist of the design, manufacture and wholesale of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 1997 and 1996 the majority of the Company's receivables are from companies in the golfing industry. No customer accounted for 10% or more of the Company's net revenues in fiscal year 1997 and 1996. Total receivables at June 30, 1997 and 1996 were $5,827,608 and $4,639,444 respectively.

NOTE 22  LITIGATION

    At June 30, 1997 no material legal proceedings are pending.

NOTE 23  RETIREMENT PLAN

    In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation. During 1997 and 1996, the Company matched $.25 for each dollar contributed by employees, up to the first 5% of each employee's compensation contributed to the plan. Upon leaving the Company, each participant is 100% vested with respect to the participant's contributions and is vested based upon years of service with respect to the Company's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement. For the year ended June 30, 1997 and 1996 the Company contributed $13,257 and $4,457, respectively, to the 401(k) Plan on behalf of Company employees. The Company has no defined benefit pension plan nor any other post-retirement or post-employment benefit plan.

NOTE 24  SUBSEQUENT EVENT

    Effective July 1, 1997 the Company with the approval of its Board of Directors, entered into an Employment Agreement (the "Agreement") with Catherine B. Blair ("Blair"). Pursuant to the terms of the Agreement, Blair will serve as the Company's Vice-President of Merchandising and Design for two years through June 30, 1999. Annual bonuses, if any, will be determined by the Company's Board of Directory. The Agreement is subject to automatic one year extensions.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    NAME                     AGE    POSITION
    ----                     ---    --------
    Robert G. Tomlinson(1)   56     Chairman of the Board
                                    and Chief Executive Officer

    Robert W. Haley          52     President and Director

    Steve S. Auger           52     Secretary, Treasurer and Controller

    Catherine B. Blair       46     Vice President - Merchandising/Design

    Mark J. Stevenson(1)(2)  59     Director

    Ronald J. Norick(2)      56     Director

    James H. Everest(1)(2)   49     Director

    ------------------------
    (1)  Member of the Audit Committee.
    (2)  Member of the Compensation Committee.


    Officers are appointed by and serve at the discretion of the Board of Directors. Each directors holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote full-time to the Company's business and affairs.

    ROBERT G. TOMLINSON has served as Chairman of the Board and Chief Executive Officer of the Company since October 1992. Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, from 1972 through 1993. From 1989 until he joined the Company, Mr. Tomlinson was also engaged in management of his personal investment portfolio.

    ROBERT W. HALEY has served as President and a director of the Company since May 30, 1996. From January 1992 until his appointment to such positions, he served as Vice President - Marketing of the Company. From August 1991 to January 1992, Mr. Haley served as the director of marketing for S.T.X. Golf Company, Baltimore, Maryland, a men's and women's golf apparel manufacturer. Mr. Haley is a Class A PGA professional golfer with 25 years experience in the golf industry.

    STEVE S. AUGER served as Controller of the Company since July 1993. In January 1996, he was appointed Secretary and Treasurer. From September 1989 to January 1993, Mr. Auger served as the controller of Fiber Optic Technologies, Inc., Englewood, Colorado, where he was responsible for financial and cost accounting, budgeting and cash management.

    CATHERINE B. BLAIR has served as Vice President - Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of the Company's design team since 1992, and was appointed Director of Design in 1995. From 1990 to 1991, she was a designer for Di Fini, Ltd., a golfwear company and prior to such time, worked as a freelance designer for companies such as Macy's, Bloomingdale's, Ann Taylor and The Gap.

    MARK J. STEVENSON has been a director of the Company since November 1993. Since June 1, 1994, Mr. Stevenson has served as chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. From 1992 to 1994, Mr. Stevenson served as chairman of the board of Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. From 1990 to 1992, he served as executive vice president and a director of Solbourne Computer, Boulder, Colorado, a wholly-owned subsidiary of Matsushita. Mr. Stevenson was responsible for worldwide sales, marketing, customer support and product management in this position.

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

BOARD COMMITTEES

    The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Stevenson, Norick and Everest. The Audit Committee is composed of Messrs. Tomlinson, Stevenson and Everest. No member of either committee is a former or current officer or employee of the Company with the exception of Mr. Tomlinson.

    The Compensation Committee held two meetings in fiscal 1997. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Stock Option Plan.

    The Audit Committee did not have any meetings in fiscal 1997. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

    In fiscal 1997, the Board of Directors held two meetings. All directors attended all board and committee meetings held during fiscal 1997.

ITEM 10.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 1997 of Robert G. Tomlinson, the Chief Executive Officer, and Robert W. Haley, President, the only executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 1997 (the "Named Officers").


                                                                     LONG TERM
                                                                 COMPENSATION AWARDS
                                        ANNUAL COMPENSATION     ---------------------
                              FISCAL   ---------------------    SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY       BONUS         OPTIONS/SARS(#)       COMPENSATION(1)
---------------------------   ------   ---------    --------    ---------------------    ---------------
Robert G. Tomlinson,           1997    $ 192,726    $ 45,000           30,000                 $796
 Chairman of the Board and     1996      117,308      49,419              -0-                  796
 Chief Executive Officer       1995       52,728      24,485           50,000                  -0-

Robert W. Haley,               1997    $ 154,164    $ 36,000           30,000                 $664
 President                     1996      112,115      98,026           18,750                  664
                               1995       98,328      62,008           17,375                  -0-

-------------------
(1) Comprised of Company contributions to the Named Officer's 401(k) plan and $138 per year per each Named Officer for term life insurance premiums.


    OPTION GRANTS TABLE. The following table sets forth information on grants of stock options pursuant to the Company's 1993 Stock Option Plan, as amended, during fiscal 1997 to the Named Officers.

                        NUMBER OF SECURITIES        PERCENT OF TOTAL           EXERCISE OR
                        UNDERLYING OPTIONS/     OPTIONS/SARS GRANTED TO         BASE PRICE     EXPIRATION
       NAME                SARS GRANTED        EMPLOYEES IN FISCAL YEAR(1)     ($/SHARE)(2)       DATE
-------------------     --------------------   ---------------------------     ------------    ----------
Robert G. Tomlinson            30,000                     31.6%                  $ 14.25        2/13/2007
Robert W. Haley                30,000                     31.6%                  $ 14.25        2/13/2007

---------------
(1) Excludes options granted to the Company's independent sales representatives. The percentage of total options granted if such sales representatives were included would be 19.2%.

(2) The exercise price is equal to the market price of the underlying security on the date of grant. One-third of such options vest annually on February 14, commencing February 14, 1998, subject to earlier vesting under certain circumstances.


    FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                                     NUMBER OF SECURITIES UNDER-       VALUE OF UNEXERCISED IN-
                                                      LYING UNEXERCISED OPTIONS/        THE-MONEY OPTIONS/SARS
                          SHARES                       SARS AT FISCAL YEAR-END         AT FISCAL YEAR-END($)(2)
                         ACQUIRED       VALUE        ----------------------------    ----------------------------
       NAME            ON EXERCISE    REALIZED(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------    -----------    -----------    -----------    -------------    -----------    -------------
Robert G. Tomlinson       50,000       $443,750          -0-           30,000           -0-            $75,000
Robert W. Haley           41,616       $500,189          -0-           30,000           -0-            $75,000

-------------------
(1) The dollar values are calculated by determining the difference between the exercise price of the options and the closing bid price for the Common Stock on the date of exercise.
(2) The dollar values are calculated by determining the difference between the exercise price of the options and the closing bid price for the Common Stock of $16.75 on June 30, 1997.

    No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 1997, each of the directors who were not employees of the Company received options to purchase 25,000 shares of Common Stock at $12.125 per share. One-third of such options vest on each February 14, commencing February 14, 1998.

    EMPLOYMENT AGREEMENTS. Effective January 1, 1997, the Company entered into a new employment agreement with Mr. Tomlinson. The agreement requires that he devote his full business time to the Company as Chief Executive Officer and/or Chairman of the Board at an annual salary of $200,000, an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extends for a three-year term. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of the Company or upon his resignation. Subject to the right of the Company to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to the Company for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or the Company terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of the Company or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at the Company's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by the Company with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

    Effective January 1, 1997, the Company entered into an employment agreement with Mr. Haley. The agreement requires that he devote his full business time to the Company as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends through December 31, 1998. If the Company terminates the agreement for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive severance compensation for one year from the date of termination in an amount equal to his annual salary and bonus payment during the preceding 12 months. If Mr. Haley terminates the agreement with or without cause, Mr. Haley is entitled to receive severance compensation for one year in an amount equal to 60% of his annual salary and bonus payment during the preceding 12 months. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at the Company's expense. If there is a non-negotiated change in control of the Company or if Mr. Haley dies, Mr. Haley or his estate, as applicable, is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Haley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by the Company with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

    In July 1997, the Company entered into an employment agreement with Catherine B. Blair. The agreement requires that Ms. Blair devote her full business time to the Company as Vice President of Merchandising and Design at an annual salary of $80,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends for a two-year term. If the Company terminates the agreement without cause or does not renew the agreement upon expiration or if Ms. Blair terminates the agreement with or without cause (as defined in the agreement), she is entitled to receive severance compensation equal to six months' salary, plus 50% of her most recent annual bonus. During the time she is receiving any such severance compensation, she is entitled to participate in all employee benefit plans, at the Company's expense. If there is a non-negotiated change in control of the Company, Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payment during the preceding 12 months. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability. The agreement contains a non-competition provision for one year following termination.

STOCK OPTION PLAN

    The Company adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 1,200,000 shares. Non-qualified stock options may be granted to employees, directors and consultants of the Company, while Incentive Stock Options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

    The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

    The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of Incentive Stock Options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The term of all non-qualified stock options granted under the Option Plan may not exceed ten years and the term of all incentive stock options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors.

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

    The Option Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation or the sale of substantially all of the Company's assets, any outstanding unexercised option shall become exercisable at any time prior to the effective date of such agreement. Upon the consummation of a merger or sale of assets, such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

    As of June 30, 1997, a total of 367,553 non-qualified and Incentive Stock Options were outstanding, with exercise prices ranging from $2.50 to $14.25 per share and a weighted average exercise price per share of $10.01.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission, The Nasdaq Stock Market, Inc., the Pacific Stock Exchange and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this annual report on Form 10-KSB any failure to file, or late filing, of such reports with respect to the period ended June 30, 1996. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and all written representations with respect to filing of such Forms, the Company is aware that a Form 5 to report the grant of 7,500 options was filed by Mr. Steve Auger, the Treasurer of the Company, one week late.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 23, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director or nominee, and (iii) all executive officers and directors as a group. The information on the institutional investors' statements filed with the Commission under Section 13(d) or 13(g) of the Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                                SHAREHOLDINGS ON
                                                               SEPTEMBER 23, 1997
                                                             ----------------------
                                                             NUMBER OF   PERCENT OF
NAME AND ADDRESS (1)                                         SHARES (2)   CLASS(3)
--------------------                                         ----------  ---------
Robert G. Tomlinson..........................................   38,000       *
Robert W. Haley..............................................   21,616       *
Steve S. Auger...............................................    5,000       *
Catherine Blair(4)...........................................    4,167       *
Mark J. Stevenson............................................    8,800       *
Ronald J. Norick(5)..........................................   61,500      1.32%
James H. Everest.............................................   25,000       *
Woodland Partners, LLC.......................................  871,400     18.66%
     60 South Sixth Street, Suite 3750
     Minneapolis, Minnesota 55402
First Bank System, Inc. .....................................  403,600     8.64%
     601 Second Avenue South
     Minneapolis, Minnesota 55402
Robertson, Stephens & Company Investment Management, L.P. ...  386,600     8.28%
     555 California Street, Suite 2600
     San Francisco, California 94104
Delaware Management Holdings, Inc. ..........................  236,900     5.07%
     2005 Market Street
     Philadelphia, Pennsylvania 19103
All directors and officers as a group
(Seven persons)(6)...........................................  164,083     3.51%

-------------
* Less than 1%
(1) Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.
(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 26, 1997.
(4) Includes 1,667 shares subject to currently exercisable options.
(5) Includes 8,333 shares subject to currently exercisable options.
(6) Includes 10,000 shares of Common Stock subject to currently exercisable options. Excludes shares of Common Stock as to which officers and directors disclaim beneficial ownership.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

EXHIBIT NO.   DOCUMENT
-----------   --------
@    3.1      Articles of Incorporation of the Company as filed on January 1,
              1991, and as amended on March 25, 1991, September 18, 1992 and
              September 2, 1993, with the Secretary of State of the State of Colorado.

@    3.1.2    Amended and Restated Articles of Incorporation of the Company as
              filed on March 7, 1994 with the Secretary of State of the State of Colorado.

-    3.2.3    Amended and Restated By-laws of the Company as adopted
              January 10, 1996.

@    4.1      Form of Specimen Certificate for Common Stock of the Company.

@    4.1.1    Form of Representative's Warrant issued by the Company to
              Schneider Securities, Inc.

!    4.1.2    Form of Advisor's Warrant issued to Cruttenden Roth Incorporated.

#   10.1.3    1993 Stock Option Plan, effective March 1993, as amended February
              14, 1997 authorizing 1,200,000 shares of Common Stock for issuance pursuant to the Plan.

**  10.2.1    Employment Agreement, dated January 1, 1997, by and between
              Robert G. Tomlinson and the Company.

+   10.2.2    Employment Agreement, dated July 12, 1995, by and between William
              J. McCabe and the Company.

+   10.2.3    Consulting Agreement, dated July 12, 1995, by and between M-Corp.
              and the Company.

**  10.2.4    Employment Agreement, dated July 1, 1997, by and between
              Catherine B. Blair and the Company.

**  10.2.5    Employment Agreement, dated January 1, 1997, by and between
              Robert W. Haley and the Company.

+   10.2.7    Endorsement Agreement, dated on or about December 1, 1994, by and between Neal Lancaster and the Company.

+   10.2.8    Endorsement Agreement, dated on or about November 29, 1994, by and between Hal Sutton and the Company.

!   10.2.9    Endorsement Agreement, dated on or about January 1, 1996, by and between Jim Rutledge and the Company.

**  10.2.10   Form of standard Endorsement Agreement by and between various golf professionals and the Company.

##  10.3.1    Business Loan Agreement, dated October 30, 1996, by and between
              Colorado National Bank and the Company.

++  10.4.1    Lease Agreement, dated July 29, 1994, by and among Thomas J.
              Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb
              Trust, and the Company.

-   10.4.2    Amendment to Lease Agreement, dated January 12, 1996, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and the Company.

+   10.4.4    Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and the
              Company.

@   10.5      Form of Independent Sales Representative Agreement.

+   10.7      Trademark Registrations, dated February 21, 1995, issued by the
              United States Patent and Trademark Office to the Company.

+   10.8      Agreement, dated July 13, 1995, by and between Rogue Golf Co.,
              Ltd. and the Company.

+++ 10.9 Agreement, dated October 5, 1995, by and between Mplus & Company, Yokohama, Japan, and the Company.

-   10.10     Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and the Company.

!   10.11     Distribution Agreement, dated February 22, 1996, by and between
              Transview Golf Pte Ltd. and the Company.

!   10.12     Amendment to Distribution Agreement, dated May 25, 1996, by and between Rogue Golf Co. Ltd. and the Company.

!   10.13     Distribution Agreement, dated May 7, 1996, by and between Silva
              Golf and the Company.

!   10.14     Consulting Agreement, dated May 29, 1996, by and between Nancy
              Haley and the Company.

**  10.15     Form of Distribution Agreement by and between the Company and
              Pacsports Phils, Inc., Pacsports, Ltd. and Bossports.

**  23.       Consent of Levine Hughes & Mithuen, Inc., independent certified public accountants for the Company.

**  27.       Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-1214).
@ Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-74876-D).
+ Incorporated by reference from the Company's Form 10-KSB filed October 6, 1995 (S.E.C. File No. 1-12888).
++  Incorporated by reference from the Company's Form 10-KSB filed
    September 14, 1994 (S.E.C. File No. 1-12888).
+++ Incorporated by reference from the Company's Form 10-QSB filed November 14,
    1995 (S.E.C. File No. 1-12888).
-   Incorporated by reference from the Company's Form 10-QSBA/1 filed
    February 2, 1996 (S.E.C. File No. 1-12888).
! Incorporated by reference from the Company's Form 10-KSB filed on October 11, 1996.
# Incorporated by reference from the Company's Form 10-QSB filed on May 12, 1997 (S.E.C. File No. 1-12888).
## Incorporated by reference from the Company's Registration Statement on Form S-3 (S.E.C. File No. 333-18831).
**  Filed herewith.

    (b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of fiscal 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPORT-HALEY, INC.



September 26, 1997                     By:  /s/ ROBERT G. TOMLINSON
                                          ---------------------------------
                                          Robert G. Tomlinson, Chairman of
                                          the Board


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                       DATE
        ---------                     -----                       ----

/s/ ROBERT G. TOMLINSON      Chairman of the Board and      September 26, 1997
---------------------------  Chief Executive Officer
    Robert G. Tomlinson      (Principal Executive Officer)

/s/ ROBERT W. HALEY          President and Director         September 26, 1997
---------------------------
    Robert W. Haley

/s/ STEVE S. AUGER           Treasurer (Principal           September 26, 1997
---------------------------  Financial and Accounting
    Steve S. Auger           Officer)

/s/ MARK J. STEVENSON        Director                       September 26, 1997
---------------------------
    Mark J. Stevenson

/s/ RONALD J. NORICK         Director                       September 26, 1997
---------------------------
    Ronald J. Norick

/s/ JAMES H. EVEREST         Director                       September 26, 1997
---------------------------
    James H. Everest