Form 10QSB
period 1997-09-30
SPORT HALEY INC
filed 1997-11-14
CIK 892653

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes  X  No
    ---    ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT NOVEMBER 8, 1997
     COMMON STOCK, NO PAR VALUE                        4,592,962

  Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                  ---     ---

                                      INDEX


                                                                    PAGE
                                                                    ----
PART 1 - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEETS                                                     3

    STATEMENTS OF INCOME                                               4

    STATEMENTS OF CASH FLOWS                                         5-6

    NOTES TO FINANCIAL STATEMENTS                                   7-10

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITIONS AND RESULTS OPERATIONS             11-12

PART II - OTHER INFORMATION                                           13

SIGNATURE                                                             14

                               SPORT-HALEY, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                       SEPTEMBER 30,  JUNE 30,
                                                           1997        1997
                                                       -----------  -----------
                                                       (UNAUDITED)     (NOTE)
                                    ASSETS

Current assets:
  Cash and cash equivalents                            $    11,031  $    10,273
  Short-term investments and marketable securities           1,991        1,319
  Accounts receivable, net of allowances of
   $164,000 and $71,000, respectively                        5,283        5,756
  Inventories (Note 2)                                      10,756        9,982
  Other current assets                                       1,281        1,116
                                                       -----------  -----------
                                                            30,342       28,446
                                                       -----------  -----------
Property and equipment                                       3,397        3,243
Property held under capital leases                               7            7
  Less, accumulated depreciation                              (973)        (841)
                                                       -----------  -----------
                                                             2,431        2,409
                                                       -----------  -----------
Other assets:
  Other assets                                                  60           67
                                                       -----------  -----------
                                                                60           67
                                                       -----------  -----------
                                                       $    32,833  $    30,922
                                                       -----------  -----------
                                                       -----------  -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $     1,345  $     1,319
  Capital lease obligations maturing within one year             1            2
  Accrued income taxes (Note 3)                                302            -
  Accrued commissions and other expenses                     1,489          874
                                                       -----------  -----------
                                                             3,137        2,195
                                                       -----------  -----------
Long-term liabilities:
  Capital lease obligations, net of current maturities           1            1
  Other                                                         16           20
                                                       -----------  -----------
                                                                17           21
                                                       -----------  -----------
                                                             3,154        2,216
                                                       -----------  -----------

Stockholders' equity: (Note 4)
  Preferred stock, no par value; 1,500,000 shares
   authorized; none issued and outstanding                       -            -
  Common stock, no par value;
   15,000,000 shares authorized; 4,669,399 and
   4,651,073 shares issued and outstanding,
   respectively                                             20,552       20,440
  Additional paid in capital                                   352          285
  Unrealized losses on available for sale securities          (164)        (206)
  Retained earnings                                          8,939        8,187
                                                       -----------  -----------
                                                            29,679       28,706
                                                       -----------  -----------
Total Liabilities and Stockholders' Equity             $    32,833  $    30,922
                                                       -----------  -----------
                                                       -----------  -----------

           Note:  Taken from the audited balance sheet at that date.

                               SPORT-HALEY, INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1997           1996
                                             -----------     -----------
                                             (UNAUDITED)     (UNAUDITED)


Net sales                                      $  6,835       $  6,266

Cost of goods sold                                4,258          3,646
                                               --------       --------
Gross profit                                      2,577          2,620

Selling, general and administrative expense       1,652          1,486
                                               --------       --------
Income from operations                              925          1,134

Other income (expense):
    Other income, net                               107            164
                                               --------       --------
Income before income taxes                        1,032          1,298

Provision for income taxes (Note 3)                 280            501
                                               --------       --------
Net income                                     $    752       $    797
                                               --------       --------
                                               --------       --------
Basic earnings per common share                $   0.16       $   0.18
                                               --------       --------
                                               --------       --------
Diluted earnings per common share              $   0.16       $   0.17
                                               --------       --------
                                               --------       --------

                               SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1997          1996
                                                 -----------    -----------
                                                 (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                       $       752    $       797

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          132             81
  Amortization of investment premium                      17              -
  Allowance for doubtful accounts                         93             (3)
  Deferred rents                                           -              1
  Stock option compensation                               67              -
  Realized loss on investment                             52              -

(Increase) decrease in assets:
  Short-term investments to maturity                    (699)         1,489
  Accounts receivable                                    380            475
  Inventory                                             (774)          (900)
  Other current assets                                  (165)           (29)
  Other assets                                             7              -

(Increase) decrease in liabilities:
  Accounts payable                                        26           (827)
  Accrued commissions and other expenses                 615           (254)
  Accrued income taxes                                   302             21
  Other liabilities                                       (4)            (1)
                                                 -----------    -----------

  Net cash used by operating activities                  801            850
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation          (1)            (1)
  Net proceeds from issuance of common stock             112             54
                                                 -----------    -----------
  Net cash provided by financing activities      $       111    $        53
                                                 -----------    -----------

                               SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1997           1996
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                           $      (154)   $      (702)

  Disposal of assets                                           -            (15)
  Investment in "available to sell" securities, net            -           (651)
                                                     -----------    -----------
  Net cash used by investing activities                     (154)        (1,368)
                                                     -----------    -----------
  Net increase (decrease) in cash                            758           (465)

CASH AND CASH EQUIVALENTS, BEGINNING                      10,273          8,648
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING                    $    11,031    $     8,183
                                                     -----------    -----------
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Income taxes                                     $         4    $       466
                                                     -----------    -----------
                                                     -----------    -----------
    Interest                                         $         -    $         -
                                                     -----------    -----------
                                                     -----------    -----------


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     At September 30, 1997, the Company has unrealized holding losses on marketable securities of approximately $216,000 of which $52,000 is reflected in the Company's Statements of Income at September 30, 1997.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS




NOTE 1  CONDENSED FINANCIAL STATEMENTS

        The financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual financial statements dated June 30, 1997. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

        The management of the Company believes that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

NOTE 2  INVENTORIES

        Inventories at September 30, 1997 consist of the following:

        Raw materials                                $ 5,898,768
        Finished goods                                 4,856,858
                                                     -----------
                                                     $10,755,626
                                                     -----------
                                                     -----------

NOTE 3  INCOME TAXES

        The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of September 30, 1997, are as follows:

                                                       Current    Long-Term
                                                       -------    ---------
        Deferred tax (liability)                       $     -    $(15,657)
        Deferred tax asset                              90,925           -
                                                       -------    --------
                                                       $90,925    $(15,657)
                                                       -------    --------
                                                       -------    --------

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3  INCOME TAXES (Continued)

        The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at September 30, 1997, as follows:

                                                             Tax Effect
                                              Difference  Current   Long-Term
                                              ----------  -------   ---------
        Loss on stock                          $206,022   $26,800   $       -
        Allowance for doubtful accounts         164,483    64,125           -
        Stock option compensation               233,773         -      91,171
        Accumulated depreciation                273,918         -    (106,828)
                                                          -------   ---------
                                                          $90,925   $ (15,657)
                                                          -------   ---------
                                                          -------   ---------

        The components of income tax expenses are as follows:

        Current:
          Federal                              $276,200
          State                                  42,800
                                               --------
                                                319,000
                                               --------
        Deferred:
          Federal                               (34,018)
          State                                  (5,273)
                                               --------
                                                (39,291)
                                               --------
                                               $279,709
                                               --------
                                               --------

NOTE 4  REPURCHASE OF COMMON STOCK

        During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. In October 1996, the Company's Board of Directors authorized an increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase under the plan to 300,000 shares.
        The repurchase of the Company's common stock is based upon the Board of Director's belief the Company's common stock is underpriced given its earnings and prospects for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock. As of September 30, 1997, the Company has repurchased 160,000 shares of its common stock at a cost of approximately $1.991 million.

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4  REPURCHASE OF COMMON STOCK  (continued)

        During October 1997, the Company's Board of Directors authorized another increase of an additional 150,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase to 450,000. From October 1, 1997 through November 12, 1997, the Company repurchased an additional 170,000 shares of its common stock.

NOTE 5  COMMON STOCK OPTIONS

        At September 30, 1997, the Company had 327,075 options outstanding to purchase common stock at prices ranging from $2.50 to $14.25, with expiration dates between March 15, 2002 and February 13, 2007. During the three months ended September 30, 1997, option holders exercised and purchased 18,326 shares of the Company's common stock. The Company realized gross proceeds of approximately $112,000. During the quarter ending September 30, 1997, the Company cancelled 22,152 options for individuals no longer covered under the Company's option plan.

        Included in the Company's first quarter net income is a charge of approximately $67,000 which is a result of FASB 123-Accounting for Stock Based Compensation.

NOTE 6  EARNINGS PER SHARE

        The following tables reflect the Company's adoption of Financial Accounting Standards Statement No. 128, Earnings Per Share. Accordingly, the prior-period earnings per share has been restated.

                                                    FOR THE PERIOD ENDED
                                                     SEPTEMBER 30, 1997
                                             ---------------------------------
                                               Net
                                              Income       Shares    Per Share
                                             --------    ---------   ---------
        BASIC EARNINGS PER SHARE
        Income available
         to common shareholders              $752,000    4,659,185    $  0.16
                                                                      -------
                                                                      -------
        Effect of Dilutive Securities
          Warrants                                          28,183
          Options                                          112,437
                                             --------    ---------
        Diluted Earnings Per Share           $752,000    4,799,805    $  0.16
                                             --------    ---------    -------
                                             --------    ---------    -------

                               SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6  EARNINGS PER SHARE (continued)

                                                    FOR THE PERIOD ENDED
                                                     SEPTEMBER 30, 1997
                                             ---------------------------------
                                               Net                   Per Share
                                              Income       Shares      Amount
                                             --------    ---------   ---------
        BASIC EARNINGS PER SHARE
          Income available
            to common shareholders           $797,000    4,424,144    $  0.18
                                                                      -------
                                                                      -------
        Effect of Diluted Securities
          Warrants                                          45,009
          Options                                          271,547
                                             --------    ---------
        Diluted Earnings Per Share           $797,000    4,740,700    $  0.17
                                             --------    ---------    -------
                                             --------    ---------    -------

NOTE 7  SUBSEQUENT EVENT

        On October 31, 1997, the Company renewed its line of credit agreement with a bank which permits borrowings of up to $10 million. The new line of credit agreement expires November 5, 1999, and is collateralized by accounts receivable, inventories, machinery and equipment and general intangibles. The interest rate on borrowings is at 1/2% below the bank's base rate with interest payable monthly. At September 30, 1997 there were no borrowings outstanding on the line of credit.

                               SPORT-HALEY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial position continues to improve as a result of growth in net sales, and increase in net income. The Company intends to rely on cash generated from operations and investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the quarter ended September 30, 1997, current assets and current liabilities increased by approximately $1.896 million and $942,000, respectively.

For the three months ended September 30, 1997, the Company spent approximately $154,000 for property and equipment. These expenditures relate to office furniture and equipment.

The Company received proceeds of approximately $112,000 from the exercise of stock options during the quarter ended September 30, 1997. Stockholders' equity increased by approximately $973,000 for the quarter resulting primarily from net income of $752,000.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first quarter ended September 30, 1997, were approximately $6.8 million, an increase of approximately $570,000, or 9%, from net sales of $6.3 million for the same quarter in the prior fiscal year. The increase in net sales is due to a combination of factors, including a wider distribution of the women's and men's product lines, and the Company's newly formed headwear line.

The Company's gross profit, as a percentage of net sales, declined to 38% from 42% but was approximately $2.6 million for the quarter ended September 30, 1997, and for the same quarter in the prior fiscal year.

                               SPORT-HALEY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased by approximately $166,000 or 11% for the first quarter ended September 30, 1997, from $1.5 million for the same quarter in the prior fiscal year. The increase can be attributed to commissions paid to independent sales representatives on higher sales volume, increased advertising and general administration expenditures.

Other income (expense) decreased by approximately $57,000 for the first fiscal quarter ended September 30, 1997 as compared to the same quarter in the prior fiscal year. The decrease can be attributed to the write down in the carrying value of an investment held for sale.

Income before provision for income taxes decreased by approximately $266,000, or 20%, for the first fiscal quarter ended September 30, 1997, from $1.3 million for the same quarter in the prior fiscal year.

The Company's effective tax rates for the quarters ended September 30, 1997 and September 30, 1996 were approximately 27% and 38%, respectively. The decrease in the effective rate for the current quarter was due to certain stock option tax deductions net of FASB 123-Accounting for Stock Based Compensation book deductions.

Net income decreased by approximately $45,000 or 6% for the first fiscal quarter ended September 30, 1997 from approximately $797,000 for the same quarter in the prior fiscal year.

Basic and diluted earnings per share was $.16 for the quarter ended September 30, 1997. This compares to basic and diluted earnings per share of $18 and $.17 per share for the same quarter in the prior fiscal year.

                               SPORT-HALEY, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS -
        On August 28, 1997, the Company filed a complaint, titled SPORT-HALEY, INC. V. NANCY HALEY, in the District Court, County of Jefferson, State of Colorado, relating to a consulting agreement (the "Agreement") entered into in May 1996 between the Company and Ms. Haley, a former officer, director and principal shareholder of the Company. The Agreement provided for Ms. Haley to render certain consulting services and contained certain covenants by Ms. Haley which included, among others, a covenant not to compete during the term of the agreement and a covenant not to interfere with any business relationship of the Company. The Agreement commenced June 1, 1996 and Ms. Haley terminated the Agreement in April 1997. The Company alleges in its complaint that Ms. Haley breached the Agreement by forming a competing company while she was being paid by the Company as a consultant and by interfering and attempting to interfere with the Company's business relationship with its sales representatives. The Company seeks such damages as may be proven at trial for breach of the Agreement, breach of duty of loyalty and interference with contracts as well as interest, costs and reasonable attorney's fees. Ms. Haley, through counsel, has filed counter claims against the Company and has joined Robert G. Tomlinson, Chief Executive Officer of the Company, as a party to the action.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5  OTHER INFORMATION - NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            27   FINANCIAL DATA SCHEDULE

        (B) REPORTS ON FORM 8-K -
            Form 8-K was filed on October 28, 1997, wherein the registrant's board of directors increased the total number of shares of common stock that the registrant may repurchase from 300,000 shares to 450,000 shares.

                                  SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPORT-HALEY, INC.
                                    (Registrant)



Date: November 12, 1997             /s/ Robert G. Tomlinson
      -----------------             ----------------------------
                                    Robert G. Tomlinson
                                    Chief Executive Officer


Date: November 12, 1997             /s/ Steve S. Auger
      -----------------             ----------------------------
                                    Steve S. Auger
                                    Chief Accounting Officer