Form 10QSB
period 1997-12-31
SPORT HALEY INC
filed 1998-02-18
CIK 892653

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

                 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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
Yes X  No
   ---   ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT FEBRUARY 10, 1998
     COMMON STOCK, NO PAR VALUE                        4,492,962

     Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                    ---   ---

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

                                  SPORT-HALEY, INC.
                                   BALANCE SHEETS
                                   (IN THOUSANDS)

                                                        DECEMBER 31,   JUNE 30,
                                                            1997        1997
                                                        ------------   --------
                                                        (UNAUDITED)    (NOTE)
                                       ASSETS
Current assets:
     Cash and cash equivalents                            $ 8,600      $10,273
     Short-term investments and marketable securities           -        1,319
     Accounts receivable, net of allowances of
       $60,000 and $71,000, respectively                    5,049        5,756
     Inventories (Note 2)                                  14,143        9,982
     Other current assets                                   1,105        1,116
                                                          -------      -------
                                                           28,897       28,446
                                                          -------      -------
Property and equipment                                      3,536        3,243
Property held under capital leases                              7            7
     Less, accumulated depreciation                        (1,092)        (841)
                                                          -------      -------
                                                            2,451        2,409
                                                          -------      -------
Other assets:
     Other assets                                             153           67
                                                          -------      -------
                                                          $31,501     $ 30,922
                                                          -------      -------
                                                          -------      -------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $522      $ 1,319
     Capital lease obligations maturing within one year         2            2
     Accrued income taxes (Note 3)                              -            -
     Accrued commissions and other expenses                 2,582          874
                                                          -------      -------
                                                            3,106        2,195
                                                          -------      -------
Long-term liabilities:
     Capital lease obligations, net of current maturities       -            1
     Other                                                     10           20
                                                          -------      -------
                                                               10           21
                                                          -------      -------
                                                            3,116        2,216
                                                          -------      -------
Stockholders' equity: (Note 4)
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                  -            -
     Common stock, no par value;
       15,000,000 shares authorized; 4,492,962 and
       4,651,073 shares issued and outstanding,
       respectively                                        18,347       20,440
     Additional paid in capital                               440          285
     Unrealized losses on available for sale securities      (129)        (206)
     Retained earnings                                      9,727        8,187
                                                          -------      -------
                                                           28,385       28,706
                                                          -------      -------
Total Liabilities and Stockholders' Equity                $31,501     $ 30,922
                                                          -------      -------
                                                          -------      -------

             Note:  Taken from the audited balance sheet at that date.

                                  SPORT-HALEY, INC.
                                STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    DECEMBER 31,             DECEMBER 31,
                                                 1997         1996         1997         1996
                                              -----------  -----------  -----------  ----------
                                              (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Net sales                                      $    6,464   $    5,733   $   13,299   $   11,999

Cost of goods sold                                  4,059        3,266        8,317        6,902
                                               ----------   ----------   ----------   ----------
Gross profit                                        2,405        2,467        4,982        5,097

Selling, general and administrative expense         1,717        1,646        3,369        3,148
                                               ----------   ----------   ----------   ----------
Income from operations                                688          821        1,613        1,949

Other income (expense):
  Other income                                        193          289          352          459
  Interest and other expense                            -            -          (52)           -
                                               ----------   ----------   ----------   ----------
Income before income taxes                            881        1,110        1,913        2,408

Provision for income taxes (Note 3)                    92          279          372          780
                                               ----------   ----------   ----------   ----------
Net income                                     $      789   $      831   $    1,541   $    1,628
                                               ----------   ----------   ----------   ----------
                                               ----------   ----------   ----------   ----------
Basic earnings per common share                $     0.17   $     0.19   $     0.33   $     0.37
                                               ----------   ----------   ----------   ----------
                                               ----------   ----------   ----------   ----------
Diluted earnings per common share                    0.17         0.18         0.33         0.35
                                               ----------   ----------   ----------   ----------
                                               ----------   ----------   ----------   ----------

                                 SPORT-HALEY, INC.
                              STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                               1997         1996
                                                           -----------   -----------
                                                           (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $    1,541    $    1,628
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   274           198
  Depreciation recorded as prepaid expense                         (6)           (8)
  Deferred taxes, net                                               4             7
  (Decrease) increase in allowance for doubtful accounts           11            (7)
  Deferred stock option compensation                              155            50
  Deferred rents                                                    1             2

(Increase) decrease in assets:
  Short-term investments to maturity                            1,319         2,749
  Accounts receivable                                             719           297
  Inventory                                                    (4,162)       (3,324)
  Other current assets                                            (93)         (331)

(Increase) decrease in liabilities:
  Accounts payable                                               (366)         (683)
  Accrued commissions and other expenses                        1,258           231
  Accrued income taxes                                              -          (464)
                                                           ----------    ----------
  Net cash provided by operating activities                       655           345
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation                   (1)           (1)
  Net proceeds from issuance of common stock                      395           271
  Stock purchased and retired                                  (2,488)       (1,485)
                                                           ----------    ----------
  Net cash provided by financing activities                $   (2,094)   $   (1,215)
                                                           ----------    ----------

                               SPORT-HALEY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                             1997       1996
                                                         ----------- -----------
                                                         (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                             $  (311)     $  (814)
     Disposal of assets                                        77            -
     Investment in "available to sell" securities, net          -       (2,581)
                                                          -------      -------

     Net cash used by investing activities                   (234)      (3,395)
                                                          -------      -------

     Net increase (decrease) in cash                       (1,673)      (4,265)

CASH AND CASH EQUIVALENTS, BEGINNING                       10,273        8,648
                                                          -------      -------

CASH AND CASH EQUIVALENTS, ENDING                         $ 8,600      $ 4,383
                                                          -------      -------
                                                          -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

     Income taxes                                         $   466      $ 1,352
                                                          -------      -------
                                                          -------      -------

     Interest                                             $     -      $     -
                                                          -------      -------
                                                          -------      -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

     At December 31, 1997, the Company has unrealized holding losses on marketable securities of approximately $181,000 of which $52,000 has been charged off in the Company's statement of income at December 31, 1997.

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


NOTE 2 INVENTORIES

       Inventories at December 31, 1997 consist of the following:

            Raw materials                           $ 6,411,093
            Finished goods                            7,732,003
                                                    -----------
                                                    $14,143,096
                                                    -----------
                                                    -----------

NOTE 3 INCOME TAXES

       The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of December 31, 1997, are as follows:

                                            Current      Long-Term
                                            -------      ---------
              Deferred tax (liability)      $     -       $ (9,888)
              Deferred tax asset             50,037              -
                                            -------       --------
                                            $50,037       $ (9,888)
                                            -------       --------
                                            -------       --------

                              SPORT-HALEY, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 INCOME TAXES (Continued)

       The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at December 31, 1997, as follows:

                                                              Tax Effect
                                           Difference    Current   Long-Term
                                           ----------    -------   ---------
          Loss on stock                     $206,022     $26,800   $       -
          Allowance for doubtful accounts     59,583      23,237           -
          Stock option compensation          320,856           -     125,134
          Accumulated depreciation           346,211           -    (135,022)
                                                         -------   ---------
                                                         $50,037   $  (9,888)
                                                         -------   ---------
                                                         -------   ---------

       The components of income tax expenses are as follows:

            Current:
              Federal             $325,400
              State                 51,275
                                  --------
                                   376,675
                                  --------
            Deferred:
              Federal               (3,871)
              State                   (611)
                                  --------
                                    (4,482)
                                  --------
                                  $372,193
                                  --------
                                  --------

NOTE 4 REPURCHASE OF COMMON STOCK

       During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Additionally, the Board of Directors authorized increases of 150,000 common shares during October, 1996 and 1997, respectively that may be repurchased thus bringing the total common shares authorized for repurchases under the plan to 450,000 shares.

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

        As of December 31, 1997, the Company has repurchased 380,000 shares of its common stock at a cost of approximately $4.479 million. From January 1, 1998 through February 10, 1998 the Company repurchased an additional 20,000 shares of its common stock.

NOTE 5  COMMON STOCK OPTIONS

        At December 31, 1997, the Company had 422,075 options outstanding to purchase common stock at prices ranging from $2.50 to $14.25, with expiration dates between March 15, 2003 and November 13, 2007.
        During the six months ended December 31, 1997 the Company issued 135,001 option shares. Additionally, option holders exercised and purchased 53,326 shares of the Company's common stock and the Company realized gross proceeds of approximately $395,000 from the sale and exercise of these options. During the six months ending December 31, 1997, the Company cancelled 27,152 options for individuals no longer covered under the Company's option plan.

        Included in the Company's six month net income is a charge of approximately $155,000, which is a result of FASB 123-Accounting for Stock Based Compensation.

NOTE 6  EARNINGS PER SHARE

        The following tables reflect the Company's adoption of Financial Accounting Standards Statement No. 128, Earnings Per Share. Accordingly, the prior-period earnings per share have been restated.

                                               THREE MONTHS ENDED DECEMBER 31, 1997
                                               ------------------------------------
                                                   Net
                                                  Income      Shares    Per Share
                                                 --------   ---------   ---------
        BASIC EARNINGS PER SHARE
        Income available
        to common shareholders                   $789,000   4,600,992     $0.17
                                                                          -----
                                                                          -----
        Effect of Dilutive Securities
          Warrants                                             17,242
          Options, net of future tax benefit                   42,615
                                                 --------   ---------
        DILUTED EARNINGS PER SHARE               $789,000   4,660,849     $0.17
                                                 --------   ---------     -----
                                                 --------   ---------     -----

                                 SPORT-HALEY, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 6  EARNINGS PER SHARE (continued)


                                                SIX MONTHS ENDED DECEMBER 31, 1997
                                                ----------------------------------
                                                   Net
                                                  Income      Shares    Per Share
                                                ----------  ---------   ---------
        BASIC EARNINGS PER SHARE
        Income available
        to common shareholders                   $1,541,000  4,630,563    $0.33
                                                                          -----
                                                                          -----
        Effect of Dilutive Securities
          Warrants                                              17,242
          Options, net of future tax benefit                    42,615
                                                 ----------  ---------
        DILUTED EARNINGS PER SHARE               $1,541,000  4,690,420    $0.33
                                                 ----------  ---------    -----
                                                 ----------  ---------    -----

                                                 THREE MONTHS ENDED DECEMBER 31, 1996
                                                ---------------------------------------
                                                  Net
                                                 Income      Shares    Per Share Amount
                                                --------   ---------   ----------------
        BASIC EARNINGS PER SHARE
          Income available
           to common shareholders               $831,000   4,353,580        $0.19
                                                                            -----
                                                                            -----
        Effect of Diluted Securities
          Warrants                                            44,576
          Options                                            255,020
                                                --------   ---------
        DILUTED EARNINGS PER SHARE              $831,000   4,653,176        $0.18
                                                --------   ---------        -----
                                                --------   ---------        -----

                                                   SIX MONTHS ENDED DECEMBER 31, 1996
                                               ----------------------------------------
                                                  Net
                                                 Income      Shares    Per Share Amount
                                               ----------  ---------   ----------------
        BASIC EARNINGS PER SHARE
          Income available
           to common shareholders              $1,628,000  4,388,862         $0.37
                                                                             -----
                                                                             -----
        Effect of Diluted Securities
          Warrants                                            44,576
          Options                                            255,020
                                               ----------  ---------
        DILUTED EARNINGS PER SHARE             $1,628,000  4,688,458         $0.35
                                               ----------  ---------         -----
                                               ----------  ---------         -----

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

During the six months ended December 31, 1997, current assets and current liabilities increased by approximately $451,000 and $911,000, respectively.

For the six months ended December 31, 1997, the Company spent approximately $311,000 for property and equipment. These expenditures were for office furniture and equipment.

The Company received proceeds of approximately $395,000 from the exercise of stock options and warrants during the six months ended December 31, 1997. Stockholders' equity decreased by approximately $321,000 for the six month period. Net income increased stockholders' equity by approximately $1.5 million while the Company expended approximately $2.5 million to repurchase 220,000 shares of its common stock.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the second quarter ended December 31, 1997, were approximately $6.5 million, an increase of approximately $731,000, or 13%, from net sales of $5.7 million for the same quarter in the prior fiscal year. Net sales for the
six months ended December 31, 1997 were $13.3 million.   This is an increase of
$1.3 million or 11%, over the same six month period of fiscal 1997.

The Company's second quarter ended December 31, 1997 experienced lower than expected sales and net income resulting from the continuing effect of the UPS strike. The effect of the UPS strike resulted in canceled sales orders and increased returns and allowances from late shipments during the first quarter. The UPS strike caused the delay in the shipment of raw materials to the Company's manufacturers and the delivery of finished product to the Company.

The Company's gross profit declined approximately $62,000 and $115,000 for the three months and the six months ended December 31, 1997. Gross profit as a percentage of sales declined to 37% from 43% and 37% from 42% for the three months and six month periods, respectively.

                                  SPORT-HALEY, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased by approximately $71,000 or 4% for the second quarter ended December 31, 1997, from $1.6 million for the same quarter in the prior fiscal year. For the six months ended December 31, 1997, these costs increased by approximately $221,000, or 7% from $3.1 million in the same six month period in the prior fiscal year. The increase for both periods can be attributed to personnel additions necessary to handle increased sales volume, commissions paid to independent sales representatives on higher sales volume, increased advertising and general administration expenditures.

Other income (expense) decreased by approximately $96,000 and $159,000 for the three months and the six months ended December 31, 1997 as compared to the same quarter in the prior fiscal year. The decrease can be attributed to lower cash balances available for investing, resulting in lower interest income, and the write down in the carrying value of an investment held available for sale.

Income before provision for income taxes decreased by approximately $229,000, or 21%, for the second fiscal quarter ended December 31, 1997, from $1.1 million for the same quarter in the prior fiscal year. Income before provisions for income taxes decreased by approximately $495,000 or 21% for the six months ended December 31, 1997, from $2.4 million in the same period in the prior fiscal year.

The Company's effective tax rates for the quarters ended December 31, 1997 and December 31, 1996 were approximately 10% and 25%, respectively. The effective tax rates for the six month periods ended December 31, 1997 and 1996, were 19% and 32%, respectively. The decrease in the effective rate for the fiscal 1998 periods are due to certain stock option tax deductions net of FASB 123-Accounting for Stock Based Compensation book deductions.

For the three month and the six month periods ended December 31, 1997, net income declined by approximately $42,000 or 5% and $87,000 or 5%, respectively, when compared to the same three and the six month periods in the prior fiscal year.

Both the basic and diluted earnings per share were $.17, respectively, for the second quarter ended December 31, 1997. This compares to basic and diluted earnings per share of $.19 and $.18, respectively, for the same quarter in fiscal 1997. The six month basic and diluted earnings per share at December 31, 1997 were both $.33, respectively. This compares to basic and diluted earnings per share of $.37 and $.35 per share, respectively, for the same six month period in fiscal 1997.

                                  SPORT-HALEY, INC.
                                      PART II
                                 OTHER INFORMATION




ITEM 1    LEGAL PROCEEDINGS - None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

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


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: February 12, 1998                /s/ Robert G. Tomlinson
      -----------------                ---------------------------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer


Date: February 12, 1998                /s/ Steve S. Auger
      -----------------                ---------------------------------------
                                       Steve S. Auger
                                       Chief Accounting Officer