Form 10-Q
period 1998-03-31
SPORT HALEY INC
filed 1998-05-15
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                  CLASS                          OUTSTANDING AT MAY 13, 1998
         COMMON STOCK, NO PAR VALUE                       4,492,962

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                                     INDEX

                                                                         PAGE
                                                                        ------
PART 1 - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS                                                        3

       STATEMENTS OF INCOME                                                  4

       STATEMENTS OF CASH FLOWS                                            5-6

       NOTES TO FINANCIAL STATEMENTS                                      7-11

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OPERATIONS                12-13


PART II - OTHER INFORMATION                                              14-15


SIGNATURES                                                                  16

                              SPORT-HALEY, INC.
                               BALANCE SHEETS
                               (IN THOUSANDS)

                                                                         MARCH 31,              JUNE 30,
                                                                            1998                   1997
                                                                       -------------           ----------
                                                                        (UNAUDITED)               (NOTE)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $       3,463           $      10,273
     Short-term investments and marketable securities                          2,075                   1,319
     Accounts receivable, net of allowances of
       $119,000 and $126,000, respectively                                     6,806                   5,756
     Inventories (Note 2)                                                     16,039                   9,982
     Other current assets                                                      1,794                   1,116
                                                                       -------------           -------------
                                                                              30,177                  28,446
                                                                       -------------           -------------
Property and equipment                                                         3,717                   3,243
Property held under capital leases                                                 7                       7
     Less, accumulated depreciation                                           (1,204)                   (841)
                                                                       -------------           -------------
                                                                               2,520                   2,409
                                                                       -------------           -------------
Other assets:
     Other assets                                                                548                      67
                                                                       -------------           -------------
                                                                       $      33,245           $      30,922
                                                                       -------------           -------------
                                                                       -------------           -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $       1,481           $       1,319
     Capital lease obligations maturing within one year                            1                       2
     Accrued income taxes (Note 3)                                               319                       -
     Accrued commissions and other expenses                                    1,665                     874
                                                                       -------------           -------------
                                                                               3,466                   2,195
                                                                       -------------           -------------
Long-term liabilities:
     Capital lease obligations, net of current maturities                          -                       1
     Other                                                                        21                      20
                                                                       -------------           -------------
                                                                                  21                      21
                                                                       -------------           -------------
                                                                               3,487                   2,216
                                                                       -------------           -------------
Stockholders' equity: (Note 4)
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding
     Common stock, no par value;
       15,000,000 shares authorized; 4,492,962 and
       4,651,073 shares issued and outstanding, respectively                  18,254                  20,440
     Additional paid in capital                                                  516                     285
     Unrealized losses on available for sale securities                         (100)                   (206)
     Retained earnings                                                        11,088                   8,187
                                                                       -------------           -------------
                                                                              29,758                  28,706
                                                                       -------------           -------------
Total Liabilities and Stockholders' Equity                             $      33,245           $      30,922
                                                                       -------------           -------------
                                                                       -------------           -------------

            Note: Taken from the audited balance sheet at that date.

                                 SPORT-HALEY, INC.
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                       1998             1997               1998            1997
                                                   -----------       -----------        -----------     -----------
                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
Net sales                                          $     8,610       $     8,823        $    21,911     $   20,822

Cost of goods sold                                       4,996             5,089             13,313         12,001
                                                   -----------       -----------        -----------     ----------

Gross profit                                             3,614             3,734              8,598          8,821

Selling, general and administrative expense              1,986             1,826              5,355          4,958
                                                   -----------       -----------        -----------     ----------

Income from operations                                   1,628             1,908              3,243          3,863

Other income (expense):
     Other income                                          167                87                519            540
     Cash Settlements-stock options (Note 5)                 -              (360)                 -           (360)
     Interest and other expense                            (92)               (1)              (144)            (1)
                                                   -----------       -----------        -----------     ----------
                                                            75              (274)               375            179
                                                   -----------       -----------        -----------     ----------

Income before income taxes                               1,703             1,634              3,618          4,042

Provision for income taxes (Note 3)                        344               435                716          1,214
                                                   -----------       -----------        -----------     ----------

Net income                                         $     1,359       $     1,199        $     2,902     $    2,828
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

Basic earnings per common share                    $      0.30       $      0.27        $      0.63     $     0.64
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

Diluted earnings per common share                  $      0.30       $      0.25        $      0.63     $     0.60
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

                                SPORT-HALEY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           1998                     1997
                                                                       -------------           -------------
                                                                        (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $       2,902           $       2,828
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                               405                     322
     Depreciation recorded as prepaid expense                                    (10)                    (12)
     Deferred taxes, net                                                         (15)                    (37)
     (Decrease) increase in allowance for doubtful accounts                       48                      36
     Deferred stock option compensation                                          230                     147
     Deferred rents                                                                -                       3

(Increase) decrease in assets:
     Short-term investments to maturity                                         (755)                  1,037
     Accounts receivable                                                      (1,097)                 (1,691)
     Inventory                                                                (6,058)                 (2,759)
     Other current assets                                                     (1,151)                   (425)

(Increase) decrease in liabilities:
     Accounts payable                                                            595                  (1,032)
     Accrued commissions and other expenses                                      338                     397
     Accrued income taxes                                                        319                    (263)
     Accrued and withheld taxes                                                   21                      18
     Deferred rent                                                                (1)                     (1)
                                                                       -------------           -------------

     Net cash provided by operating activities                                (4,229)                 (1,432)
                                                                       -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligation                               (1)                     (1)
     Net proceeds from issuance of common stock                                  525                   1,337
     Stock purchased and retired                                              (2,711)                 (1,625)
                                                                       -------------           -------------

     Net cash provided by financing activities                         $      (2,187)          $        (289)
                                                                       -------------           -------------

                                 SPORT-HALEY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           1998                     1997
                                                                       -------------           -------------
                                                                        (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          $        (586)          $        (964)
     Disposal of assets                                                          192                       -
     Investment in "available to sell" securities, net                             -                   1,240
                                                                       -------------           -------------

     Net cash used by investing activities                                      (394)                    276
                                                                       -------------           -------------

     Net increase (decrease) in cash                                          (6,810)                 (1,445)

CASH AND CASH EQUIVALENTS, BEGINNING                                          10,273                   8,648
                                                                       -------------           -------------

CASH AND CASH EQUIVALENTS, ENDING                                      $       3,463           $       7,203
                                                                       -------------           -------------
                                                                       -------------           -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

       Income taxes                                                    $         466           $       1,050
                                                                       -------------           -------------
                                                                       -------------           -------------

       Interest                                                        $          16           $           1
                                                                       -------------           -------------
                                                                       -------------           -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:


At March 31, 1998, the Company has unrealized holding losses on marketable securities of approximately $196,000 of which $98,700 has been charged off in the Company's statement of income at March 31, 1998.

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


NOTE 2          INVENTORIES

                Inventories at March 31, 1998 consist of the following:

                      Raw materials                 $   6,576,000
                      Finished goods                    9,463,400
                                                    -------------
                                                    $  16,039,400
                                                    -------------
                                                    -------------


NOTE 3          INCOME TAXES

                The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of December 31, 1997, are as follows:

                                   Current                Long-Term
                               -------------           -------------
Deferred tax (liability)       $           -           $     (20,700)
Deferred tax asset                    71,100                       -
                               -------------           -------------
                               $      71,100           $     (20,700)
                               -------------           -------------
                               -------------           -------------

                                SPORT-HALEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3          INCOME TAXES (Continued)

                The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at March 31, 1998, as follows:

                                                                                    Tax Effect
                                                             Difference       Current        Long-Term
                                                             ----------       ----------     -----------
                      Loss on stock                          $    96,600      $   24,700     $         -
                      Allowance for doubtful accounts            118,900          46,400               -
                      Stock option compensation                  338,200               -         131,900
                      Accumulated depreciation                   391,200               -        (152,600)
                                                                              ----------     -----------
                                                                              $   71,100     $   (20,700)
                                                                              ----------     -----------
                                                                              ----------     -----------

                The components of income tax expenses are as follows:

                      Current:
                         Federal                             $   630,200
                         State                                   100,800
                                                             -----------
                                                                 731,000
                                                             -----------
                      Deferred:
                         Federal                                 (12,668)
                         State                                    (2,032)
                                                             -----------
                                                                 (14,700)
                                                             -----------
                                                             $   716,300
                                                             -----------
                                                             -----------


NOTE 4          REPURCHASE OF COMMON STOCK

                During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Additionally, the Board of Directors authorized increases of 150,000 common shares during October, 1996 and 1997, respectively, that may be repurchased, thus bringing the total common shares authorized for repurchase under the plan to 450,000 shares.

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

                                 SPORT-HALEY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4          REPURCHASE OF COMMON STOCK (continued)

                As of March 31, 1998, the Company has repurchased 400,000 shares of its common stock at a cost of approximately $4.702 million.


NOTE 5          COMMON STOCK OPTIONS

                At March 31, 1998, the Company had 414,999 options outstanding to purchase common stock at prices ranging from $2.50 to $14.25, with expiration dates between March 15, 2003 and November 13, 2007. During the nine months ended March 31, 1998 the Company issued options to purchase 155,001 shares. Additionally, option holders exercised and purchased 73,326 shares of the Company's common stock and the Company realized gross proceeds of approximately $469,700 from the sale and exercise of these options. During the nine months ending March 31, 1998, the Company cancelled 34,229 options for individuals no longer covered under the Company's option plan.

                Included in the Company's nine month net income is a charge of approximately $230,000, which is a result of FASB 123-Accounting for Stock Based Compensation.


NOTE 6          EARNINGS PER SHARE

                The following tables reflect the Company's adoption of Financial Accounting Standards Statement No. 128, Earnings Per Share. Accordingly, the prior-period earnings per share have been restated.

                                                                     THREE MONTHS ENDED MARCH 31, 1998
                                                             --------------------------------------------
                                                                 Net
                                                                Income            Shares        Per Share
                                                             ------------        ---------      ---------
               BASIC EARNINGS PER SHARE
               Income available
               to common shareholders                        $  1,359,000        4,499,406      $  0.30
                                                                                                -------
                                                                                                -------
               Effect of Dilutive Securities
                   Warrants                                                         28,120
                   Options, net of future tax benefit                                5,628
                                                             ------------        ---------

               DILUTED EARNINGS PER SHARE                    $  1,359,000        4,533,154      $  0.30
                                                             ------------        ---------      -------
                                                             ------------        ---------      -------

                                 SPORT-HALEY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6          EARNINGS PER SHARE (continued)

                                                                      NINE MONTHS ENDED MARCH 31, 1998
                                                            -------------------------------------------------
                                                                Net
                                                               Income                  Shares       Per Share
                                                            -------------             ---------     ---------
               BASIC EARNINGS PER SHARE
               Income available
               to common shareholders                       $   2,902,000             4,587,482      $  0.63
                                                                                                     -------
                                                                                                     -------
               Effect of Dilutive Securities
                   Warrants                                                              28,120
                   Options, net of future tax benefit                                     5,628
                                                            -------------             ---------
               DILUTED EARNINGS PER SHARE                   $   2,902,000             4,621,230      $  0.63
                                                            -------------             ---------      -------
                                                            -------------             ---------      -------

                                                                         THREE MONTHS ENDED MARCH 31, 1997
                                                            --------------------------------------------------------
                                                                Net
                                                               Income                  Shares       Per Share Amount
                                                            -------------             ---------     ----------------
                BASIC EARNINGS PER SHARE
                    Income available
                        to common shareholders              $   1,199,000             4,432,210        $0.27
                                                                                                     -------
                                                                                                     -------
                Effect of Diluted Securities
                    Warrants                                                             27,535
                    Options                                                             300,779
                                                            -------------             ---------      -------
                DILUTED EARNINGS PER SHARE                  $   1,199,000             4,760,524        $0.25
                                                            -------------             ---------      -------
                                                            -------------             ---------      -------

                                                                          NINE MONTHS ENDED MARCH 31, 1997
                                                            --------------------------------------------------------
                                                               Net
                                                               Income                  Shares       Per Share Amount
                                                            -------------             ---------     ----------------
                BASIC EARNINGS PER SHARE
                    Income available
                        to common shareholders              $ 2,828,000               4,403,100        $0.64
                                                                                                     -------
                                                                                                     -------
                Effect of Diluted Securities
                    Warrants                                                             27,535
                    Options                                                             300,779
                                                            -------------             ---------
                DILUTED EARNINGS PER SHARE                  $ 2,828,000               4,731,414        $0.60
                                                            -------------             ---------      -------
                                                            -------------             ---------      -------

                                 SPORT-HALEY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7          ACQUISITION

                On March 27, 1998, the Company closed on its purchase of 52% of the outstanding shares of capital stock of B&L Sportswear, Inc. ("B&L"). The acquisition was completed pursuant to the terms of a stock purchase agreement. The Company paid $171,980 in cash to acquire its 52% ownership interest in B&L. The cash payments were made out of working capital of the Company. The Company and remaining shareholders entered into a buy-sell agreement restricting transfer of their shares of B&L and granting the other party a right of first refusal upon the occurrence of certain events which could lead to a change in ownership of the shares.

                In addition to the share purchases, the Company loaned B&L $386,317 to pay in full certain outstanding obligations and to acquire certain equipment. Principal on the loan and accrued interest at 8% per annum are both payable in full on March 31, 2003. The loan is secured by all fixed assets and inventory of B&L.

                B&L, a company headquartered in Four Oaks, North Carolina, has been a principal cutting and sewing contractor utilized by the Company for several years and is expected to manufacture the Company's products on an exclusive basis in the future. The Company's management believes that the acquisition of a controlling interest in B&L will enhance the Company's ability to control costs, product delivery and inventory. It also believes that by utilizing a captive cutting and sewing contractor, the Company will be able to expand its corporate and retail sales efforts, remain competitive and maintain historical margins.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's financial position for the nine month period ended March 31, 1998 continues to improve as a result of growth in net sales, and increase in net income. The Company intends to rely on cash generated from operations and investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the nine months ended March 31, 1998, current assets and current liabilities increased by approximately $1.7 million and $1.3 million, respectively, as compared to current assets and current liabilities at June 30, 1997.

Inventories at March 31, 1998 were approximately $16.0 million, which represents an increase of approximately $6.1 million from June 30, 1997. The increase in inventory was to meet the fiscal fourth quarter sales orders and provide for the fall selling season.

For the nine months ended March 31, 1998, the Company spent approximately $474,000 for office furniture and equipment.

The Company received proceeds of approximately $525,000 from the exercise of stock options and warrants during the nine months ended March 31, 1998. Stockholders' equity increased by approximately $1.1 million for the nine month period. Net income increased stockholders' equity by approximately $1.9 million while the Company expended approximately $2.7 million to repurchase 240,000 shares of its common stock.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the third quarter ended March 31, 1998, were approximately $8.6 million, a decrease of approximately $200,000, or 2%, from net sales of $8.8 million for the same quarter in the prior fiscal year. The 2% reduction in net sales is attributable to the depressed sales to the Company's professional golf course accounts, reflecting the impact of El Nino weather patterns on golf courses in California, North and South Carolina, Florida and Arizona. Net sales for the nine months ended March 31, 1998 were $21.9 million. This is an increase of $1.1 million or 5%, over the same nine month period of fiscal 1997. The net sales for the nine months of fiscal 1998, while positive, reflect the various problems the Company has encountered with the UPS strike, resulting in canceled sales orders, and the weather related problems in the second and third quarters.

The Company's gross profit declined approximately $120,000 and $223,000 for the three months and the nine months ended March 31, 1998. Gross profit as a percentage of sales was 42% for each of the three month periods and declined to 39% from 42% for the nine month periods.

                                 SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased by approximately $160,000 or 9% for the third quarter ended March 31, 1998, from $1.8 million for the same quarter in the prior fiscal year. For the nine months ended March 31, 1998, these costs increased by approximately $397,000, or 8% from $5.0 million in the same nine month period in the prior fiscal year. The increase for both periods can be attributed to personnel additions necessary to handle increased sales volume, commissions paid to independent sales representatives on higher sales volume, increased advertising and general administration expenditures.

Other income (expense) increased by approximately $349,000 and $169,000 for the three months and the nine months ended March 31, 1998 as compared to the same periods in the prior fiscal year. During the prior fiscal year the Company incurred costs of approximately $360,000 to repurchase 30,909 shares of its stock options. The Company has not incurred similar costs during the current fiscal year period.

Income before provision for income taxes decreased by approximately $91,000, or 21%, for the third fiscal quarter ended March 31, 1998, from $435,000 for the same quarter in the prior fiscal year. Income before provisions for income taxes decreased by approximately $498,000 or 41% for the nine months ended March 31, 1998, from $1.2 million in the same period in the prior fiscal year.

The Company's effective tax rates for the quarters ended March 31, 1998 and March 31, 1997 were approximately 20% and 27%, respectively. The effective tax rates for the nine month periods ended March 31, 1998 and 1997, were 20% and 30%, respectively. The decrease in the effective rate for the fiscal 1998 periods are due to certain stock option tax deductions net of FASB 123-Accounting for Stock Based Compensation book deductions.

For the three month and the nine month periods ended March 31, 1998, net income increased by approximately $160,000 or 13% and $74,000 or 3%, respectively, when compared to the same three and nine month periods in the prior fiscal year.

Both the basic and diluted earnings per share were $.30, respectively, for the third quarter ended March 31, 1998. This compares to basic and diluted earnings per share of $.27 and $.25, respectively, for the same quarter in fiscal 1997. The nine month basic and diluted earnings per share at March 31, 1998 were both $.63, respectively. This compares to basic and diluted earnings per share of $.64 and $.60 per share, respectively, for the same nine month period in fiscal 1997.

                                 SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS - NONE

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)   The annual meeting of shareholders was held February 10, 1998.
        (b) The following were elected directors with terms until their successor shall have been duly elected and qualified.

                                                        Votes for           Votes withheld
                   Robert G. Tomlinson                   3,971,696             127,573
                   Robert W. Haley                       3,971,696             127,573
                   Mark J. Stevenson                     3,971,696             127,573
                   Ronald J. Norick                      3,971,196             128,073
                   James H. Everest                      3,971,696             127,573

        (c) To consider and act upon a proposal to approve amendments to, and a restatement of the Company's 1993 Stock Option Plan ("Plan") to (I) permit the issuance of an additional 150,000 shares of common stock pursuant to the Plan, and
              (II) to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934.

                   For                                   3,871,047
                   Against                                 218,523
                   Abstain                                   9,699
                   Not voted                               493,693

              To ratify the appointment of Levine, Hughes & Mithuen, Inc. as auditors of the Company.

                   For                                   4,060,446
                   Against                                  30,430
                   Abstain                                   8,393

        (d)   None

ITEM 5  OTHER INFORMATION - NONE

                                 SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

             27   FINANCIAL DATA SCHEDULE

        (B)  REPORTS ON FORM 8-K -
             A report on Form 8-K, dated March 27, 1998 was filed on April 23, 1998 reporting the Registrant's purchase of 52% of the outstanding shares of the capital stock of B&L Sportswear, Inc. under Item 5 of such Form.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date:         May 14, 1998           /s/ Robert G. Tomlinson
              ------------           -----------------------
                                     Robert G. Tomlinson
                                     Chief Executive Officer


Date:        May 14, 1998            /s/ Steve S. Auger
             ------------            ------------------
                                     Steve S. Auger
                                     Chief Accounting Officer