Form 10-K
period 1998-06-30
SPORT HALEY INC
filed 1998-09-28
CIK 892653

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ______________

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

      Securities registered pursuant to section 12(g) of the Exchange Act:

                                      NONE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 18, 1998, the aggregate market value of the 4,335,079 shares of Common Stock (the registrant's only common equity) held by non-affiliates was $42,808,905 based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market-Registered Trademark- on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

There were 4,472,962 shares of the registrant's Common Stock outstanding at the close of business on September 18, 1998.
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                    NONE

                                   PART I

ITEM 1.  BUSINESS

GENERAL

          Sport-Haley designs, contracts for the manufacture of, and markets men's and women's quality fashion golf apparel known for its innovative design, quality fabrics, generous fit and classic style. The Company's apparel is sold under the distinctive Haley-Registered Trademark- label in the premium and mid-price market through a network of independent sales representatives and distributors, primarily to golf professional shops, country clubs and resorts throughout the United States and internationally. The Company has historically marketed its apparel to higher quality golf professional shops, which generally offer superior customer service and which enhance the appeal of the Haley brand name. These golf professional shops prefer to sell quality apparel which is not broadly distributed in the retail market. The Company has, over the years, expanded its marketing program and is currently focusing those expanded marketing efforts on the corporate market. The Company custom embroiders a majority of its men's apparel with a customer's club, resort, or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of the Company's products. Sport-Haley's apparel is presented semi-annually to the golf industry in spring and fall collections. The Company was incorporated in Colorado in January 1991. Its principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and its telephone number is (303) 320-8800.

PRODUCTS AND PRODUCT DESIGN

          The Company's golf apparel currently consists of a men's line, a women's line, the Elements line and a headwear line, all four of which are marketed under the distinctive Haley-Registered Trademark- label. The Company introduces spring and fall collections of those lines at the two major industry trade shows, generally held in January and September of each year. The spring collection typically accounts for approximately 60% of sales, with the fall collection accounting for the remaining sales.

          As the Company's sales have increased, the Company has expanded the number of items available in each of the men's and women's lines, offering a more extensive selection of styles, colors and fabrics. Each of the men's and women's lines currently has between 130 and 150 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. The Company also expanded the lines available by introducing the "Elements line" in January 1996 and a headwear line in the fall of 1996. The Elements line is a collection of outerwear for both men and women, currently consisting of over 80 pieces of apparel items such as rain suits, casual jackets, windshirts, vests and pants. The headwear line consists of high quality fabric caps and visors, designed in popular styles and a range of colors, typically embroidered with the Company logo or a customer logo.

          The Company's golf apparel is sold in the premium and mid- price market. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs. The following table sets forth information regarding suggested retail price ranges for various apparel items.

                                SUGGESTED RETAIL                         SUGGESTED RETAIL
           MEN'S APPAREL          PRICE RANGE        WOMEN'S APPAREL       PRICE RANGE
           -------------        ----------------     ---------------     ----------------
           Shirts                 $45  - $80         Tops                   $48 - $70
           Shorts                 $60  - $70         Shorts                 $60 - $84
           Pants                  $80  - $120        Pants                  $70 - $112
           Pullovers/Vests        $50  - $100        Sweaters               $50 - $140
           Outerwear              $50  - $380        Outerwear              $50 - $225
           Headwear               $ 8  - $18         Headwear               $ 9 - $18

          The Company's golf apparel is designed in the classic style with contemporary influences intended to develop and maintain brand recognition and loyalty. Each product in a line of apparel is sold separately, although the Company's designers use coordinated styles, color schemes and fabrics to encourage purchase of multiple garments and headwear. The Company's garments are manufactured from a variety of fabrics and weave patterns, including interlock, pique, french terry and twill, and feature a unique trim, a special fabric finish and extra needlework. Most of the garments are made from 100% cotton fabric. The exceptions are certain women's apparel made of silk and rayon and certain garments in the Elements outerwear line which use Gore-tex-Registered Trademark- products, including Gore Windstopper-Registered Trademark- fabric, non-exclusive rights to which are licensed by the Company.

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

          A majority of the men's apparel, and a smaller percentage of women's apparel, is custom embroidered with a customer's club or resort logo or the Company's Haley logo. In addition, the Company custom embroiders shirts and other garments for tournaments, promotional events, and corporate sales and gifts. Custom embroidery is performed on the Company's premises using ten computer-controlled embroidering machines which together can embroider over 3,000 custom logos in the two 8-hour daily shifts. The Company currently has a library of over 3,000 custom logos. Embroidery charges are added to the customer's wholesale cost and therefore represent an additional source of revenue to the Company.

SALES AND MARKETING

          OVERVIEW. The Company's marketing strategy is to enhance its position as a leading provider of fashion golf apparel by capitalizing on the market awareness of the Haley brand name and expanding distribution of existing and proposed apparel lines. The Company intends to implement this strategy by (i) increasing distribution through expansion of its network of independent sales representatives, adding new golf professional shops to its customer base and increasing purchases from existing customers, (ii) adding new product lines, (iii) securing and exploiting distribution arrangements for international sales, (iv) diversifying product lines by developing new styles and designs which are natural variations on its existing apparel designs, and (iv) increasing market penetration in the corporate market.

           In the fiscal year ended June 30, 1998 ("fiscal 1998"), approximately 84% of the Company's sales were made to domestic and foreign golf course professional shops, country clubs and resorts. Approximately 15% of the balance of the Company's sales were made to corporate, special event and retail customers and the remaining 1% was sold through the Company's factory outlet store in Laughlin, Nevada. No single customer accounted for 5% or more of the Company's net sales.

          GOLF PROFESSIONAL SHOPS, COUNTRY CLUBS AND RESORTS. Domestic sales are made primarily through a network of approximately 34 independent sales representatives who sell the Company's apparel, on a commission basis, primarily to golf professional shops, country clubs and resorts. These independent sales representatives, many of whom may also carry other golf-related lines, are responsible for generating and serving customers in a specific geographic territory. In January 1997, the Company starting entering into buying programs with various entities whose golf professional shop members can purchase directly from the Company under the programs. These buying programs accounted for less than 10% of sales in fiscal 1998. International sales are made through distributors in Canada, Puerto Rico, the Carribean Islands, Mexico, Ireland, Japan, Chile, portions of Southeast Asia, the Philippines, Hong Kong, Portugal and for U.S. military bases overseas. Although the Company has distributors in foreign countries, historically most of its sales have been in the United States. Foreign sales represented only approximately 2% of sales in fiscal 1998.

          The Company's sales and marketing employees are responsible for implementing marketing plans and sales programs, coordinating the Company's network of independent sales representatives, providing customer service and participating in industry trade shows. The Company supports the sales activities of the independent sales representatives and distributors by making customer service personnel available to them, providing detailed catalogs for each collection which present pricing, sizing and style options, and providing access to the Company's VRLink, a private electronic network designed for the apparel industry. Using notebook computers, the representatives can access current inventory availability and create and transmit orders from a remote location, which enhances the representatives' order processing speed and accuracy and reduces the risk of orders which cannot be timely filled. VRLink also interfaces with the Company's management system which provides management with key sales data which facilitates planning, production scheduling, product tracking and standard cost control. The Company also maintains a homepage at "www.sporthaley.com" on the internet. The page is purely informational at present, providing limited information about the Company and its apparel.

          The Company introduces its golf apparel collections at the two major golf industry trade shows held generally in January and September of each year in Orlando, Florida, and Las Vegas, Nevada, respectively. Because many buyers for golf professional shops attend one or both of these trade shows, the Company will usually receive a significant number of customer orders at or following each trade show. At these trade shows, the Company also obtains consumer response to apparel designs, fabrics and styles and other information necessary to prepare more accurate and detailed sales forecasts.

          In order to enhance the visibility of the Haley brand, the Company has endorsement agreements with several select PGA and LPGA professionals. The Company also has an agreement with a Canadian Tour professional, which exemplifies the Company's commitment to the international markets. The endorsement agreements generally provide that the professionals will endorse and wear the Company's apparel. The compensation received by the endorsing professionals consists of apparel allowances and in some cases, cash. In the past, the Company granted stock options based upon the professionals achieving certain benchmarks at designated PGA Tour or other major tournaments as a portion of the professionals' endorsement compensation.

          The Company advertises its apparel in several golf industry publications which are distributed primarily to operators of golf professional shops. The Company also expends a portion of its advertising budget to support the sales activities of its network of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories.

          CORPORATE MARKET. The Company believes that there is a natural synergy between the golf market and corporate market as both markets can be served from substantially the same inventory, allowing the Company to respond quickly to a shifting demand in either market. The Company has developed several direct corporate accounts. In March 1998, the Company hired a new Vice President of Corporate Sales to pursue sales in the corporate market more aggressively. The Company is actively pursuing this market primarily though promotional product companies, who source and supply a variety of products for corporate fulfillment programs and special events. These promotional product companies generally create a corporate catalog containing products bearing the corporate logo, which products are used for employee recognition, customer appreciation and other corporate purposes. The promotional product company will also source and supply a specific product or products for special events sponsored by the corporation. The Company's apparel is currently appearing, or confirmed to appear, in a variety of catalogs, including catalogs for several Fortune 500 companies. The Company does not enter into a formal agreement or contract with these promotional product companies but does agree that it will keep an inventory of the products advertised in any specific catalog during the period the catalog is being used, generally a one year period. The Company generally selects a limited number of its most popular styles of golf apparel and includes those in its corporate catalog. As this inventory must be maintained for a longer period of time, the Company does not feature two different annual collections in its corporate catalog.

          RETAIL AND FACTORY OUTLET SALES. The Company sells a small percentage of its apparel in the upscale retail market. The Company also maintains a 2,200 square feet factory outlet store in Laughlin, Nevada. Since June 1996, the Company has used this facility to sell close-out inventory and discontinued styles at discounted retail prices, as opposed to discounted wholesale prices, enabling the Company to maximize sales revenue attributable to close-out inventory.

COMPETITION

          The golf apparel market, both domestically or internationally, is highly fragmented and no single company has in excess of 10% of the market. The Company currently views Ashworth, Izod Club, Polo/Ralph Lauren Corporation, Tommy Hilfiger and Cutter & Buck Inc. as its most significant competitors in the golf apparel market. In addition to competing with golf apparel manufacturers, the Company must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike, Polo/Ralph Lauren Corporation, Tommy Hilfiger and Nautica Enterprises Inc. Many of these same companies are competitors in the corporate market. Competition is intense and is based primarily on brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the golf apparel market. Many of the Company's competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. Because of the intense competition, there can be no assurance that the Company will be able to increase or even maintain its market share or that it will not be required to reduce prices or accept reduced margins.

RAW MATERIALS SOURCING AND FINISHED GOODS PURCHASING

          The Company purchases its fabric in bulk from approximately 15 different domestic and foreign mills, the seven largest of which accounted for approximately 68% of the Company's fabric expenditures in fiscal 1998. Substantially all of the Company's apparel is manufactured with 100% cotton fabrics, except certain women's apparel made of silk and rayon and certain garments in the Elements outerwear line which use the Gore Windstopper-Registered Trademark- fabric. The Company utilizes various suppliers to provide different portions of the Elements line, but loss of one or more of these suppliers could potentially affect the Company's ability to make timely delivery of outerwear. The Company's raw materials also include trim consisting principally of buttons, collars, bands, linings, labels, zippers and headwear components such as bills and adjustable bands. The Company purchased trim from several suppliers during fiscal 1998, with the four largest suppliers accounting for approximately 80% of total trim expenditures.

          The Company does not have any formal contractual arrangements for the purchase of raw materials from its suppliers, but issues purchase orders as raw materials are required. Although the Company believes that all of the components of its apparel are available from a large number of domestic and foreign sources, the inability of the Company to secure raw materials from existing suppliers during periods of high seasonal demand could result in delays in deliveries to customers, thereby adversely affecting the Company's profitability.

          The Company's production personnel oversee its raw material sourcing. Production personnel are responsible for ensuring on-time delivery of raw materials and negotiating costs consistent with the Company's desired profit margins. Production personnel inspect samples of each item prior to the commencement of actual production and consult with design personnel in order to ensure that the Company's high quality standards are maintained.

          The Company also purchases finished goods which are manufactured by outside suppliers to the Company's specifications. The Company assists outside suppliers in sourcing of raw materials for these finished products, but does not purchase the fabric and trim for the suppliers. In fiscal 1998, the Company estimates that approximately 15% to 20% of the Company's apparel was purchased as finished goods.

MANUFACTURING

          With the exception of embroidery operations and headwear sewing and assembly which are done at the Company's facility in Denver, Colorado., all manufacturing activities are undertaken by "cutting and sewing" contractors. Following the purchase of raw materials, the Company arranges for shipment of these materials directly to cutting and sewing contractors who are located primarily in the United States and its territories. These contractors are responsible for cutting and sewing apparel to the Company's specifications. During fiscal 1998, the Company used nine cutting and sewing contractors, although approximately 75% of the Company's apparel was produced by five of these cutting and sewing contractors. In April 1998, the Company acquired a 52% ownership interest in one of its principal cutting and sewing contractors. As a majority-owned subsidiary of the Company (the "Subsidiary"), that contractor is manufacturing exclusively for the Company. Purchase of the contractor assures the Company of the manufacturing capacity necessary to expand corporate and retail sales and to position the Company to remain competitive and maintain historical margins. The Company has no contractual arrangements other than purchase orders with any of its other cutting and sewing contractors and believes that these services may be purchased by the Company from a large number of domestic and foreign sources.

          The Company receives its orders for the spring or fall collections over a period commencing when samples are first shown to customers and continuing through the season. The Company must schedule production in advance of order placement, although it can respond to order trends over the period by sequencing production with reorders. Because production of the Company's apparel collections is time-sensitive, the Company devotes considerable efforts to the preparation of forecasts of apparel sales by item and style. The Company's computer management system provides management with key data which facilitates planning, production scheduling, product tracking and standard cost control, as well as providing a perpetual inventory record and inventory availability.

          Finished apparel is shipped to the Company's warehouse facilities in Denver, Colorado, for embroidery, final inspection by the Company's quality assurance personnel, packaging and shipping. The Company maintains ten computer-controlled embroidering machines on its premises which together can embroider a minimum of 3,000 custom logos in the two 8-hour daily shifts run by the Company. One of the Company's 15-head embroidery machines is used primarily for headwear embroidery operations. A majority of the Company's men's shirts are custom embroidered with a golf course, country club, resort or company logo, or with the Company's own Haley logo. A lesser percentage of women's apparel is similarly embroidered.

NATURE OF BUSINESS

          Golf apparel sales in golf professional shops tend to be seasonal in nature, with a disproportionate share of sales occurring from January through June, which are the Company's third and fourth fiscal quarters of each year. Note 25 in the accompanying financial statements shows unaudited quarterly comparisons of sales during the past two fiscal years. Increases in sales in other markets, such as the corporate market and the international market, should reduce the impact of seasonality.

          The amount of backlog at any particular time is affected by a number of factors, including the timely flow of product from suppliers and contractors, which can impact the Company's ability to ship on time, and timing of orders from customers. Accordingly, a comparison of the Company's very small backlog of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during any specific period. In addition, the Company ships partial orders if they are at least 75% to 80% complete. Orders may be changed or canceled up to 30 days prior to the ship date of the order. The Company does not sell its apparel on consignment nor accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. The Company's returns and allowances were approximately 3% of net sales in fiscal 1997 and 4% in fiscal 1998. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

TRADEMARK

          The Company markets its products under the Haley label. The Company has registered the Haley mark and the distinctive "H" design with the United States Patent and Trademark Office. The Company has also registered the Haley mark in a number of foreign countries.

EMPLOYEES

          At June 30, 1998, the Company had 130 full-time employees and 12 part-time employees, including 35 full-time and two part-time administrative employees, 10 marketing employees, 69 full-time and 3 part-time personnel in inspection, packaging, embroidering and distribution operations, one full-time and seven part-time retail employees in the factory outlet store, and 15 full-time employees in headwear operations. The Company's employees are not represented by a union and the Company considers its relations with its employees to be good. The Company's Subsidiary has four administrative employees and 97 manufacturing employees.

MANAGEMENT INFORMATION SYSTEMS AND INVENTORY MANAGEMENT

          The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, from sourcing to warehousing to embroidery to shipping. This system provides information to all departments in the Company's infrastructure. The VRLink system used by the Company's sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability which has allowed the sales force to order against actual inventory availability. The Company's computer system has improved the Company's operations by providing information critical to forecasting such as analysis of sales history, purchasing history, and future customer commitments which allows the Company to better manage and purchase inventory. It also has allows the Company to control and manage existing inventory.

YEAR 2000 COMPUTER CONVERSION

          The Company is cognizant of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

          As a result, in less than two years, computer systems and/or software used by the Company will need to be upgraded to comply with such Year 2000 requirements. The Company is presently evaluating and upgrading its software and hardware so that its computer systems will function properly with respect to Year 2000 and beyond. The Company does not anticipate any material expenditures will be required in future periods to achieve Year 2000 compliance.The Company has initiated discussions with significant suppliers, large customers and financial institutions to ensure those parties have appropriate plans to solve Year 2000 issues where their systems interface with the Company's system or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly solve Year 2000 issues, if any.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

          This Report on Form 10-K contains certain forward-looking statements . When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, price pressures in the high-end market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; changes in product mix; and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings . Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.


ITEM 2.  PROPERTIES

          The Company's executive offices and warehouse facilities are located in Denver, Colorado and consist of 96,500 square feet of floor space. The facility is currently leased for an annual base rent of approximately $198,300, which increases incrementally to $206,000 in 2001. The Company is obligated to pay taxes, insurance and maintenance expenses for the leased space through expiration of the lease in October 2001. The Company also leases approximately 2,200 square feet of retail space in its factory outlet store in Laughlin, Nevada. The annual base rental for this space is $44,000 during the first three years of the lease and $48,000 for the remaining four years. The Company's majority owned Subsidiary leases 22,000 square foot of manufacturing facilities in Four Oaks, North Carolina from the Subsidiary's two minority shareholders. The lease commenced on April 1, 1998 and expires March 31, 2008, subject to the Subsidiary's right to extend the lease term for two additional five year periods. The annual lease payments are $64,991 and the Subsidiary must pay all utilities, taxes, insurance and certain fixture repairs.


ITEM 3.   LEGAL PROCEEDINGS

          At June 30, 1998, the Company was not a party to any material legal proceeding. However, the Company and its Chief Executive Officer are named as defendants in counterclaims to a complaint filed by the Company against a former officer, director and principal shareholder of the Company. The Company's complaint alleges breach of a consulting and non-compete agreement, breach of duty of loyalty and interference with contracts. The counterclaim against the Company alleges breach of the agreement and defamation and the counterclaim against the Company's Chief Executive Officer alleges defamation. The Company's Chief Executive Officer filed a counterclaim alleging breach of the agreement and defamation. The Company and its Chief Executive Officer deny the counterclaim allegations and intend to vigorously prosecute this action. Although the eventual outcome cannot be predicted, management believes that neither the Company's financial position nor results of its operations will be materially affected by this legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

          The Company's Common Stock is quoted on The Nasdaq Stock Market-Registered Trademark- under the trading symbol SPOR and on the Pacific Stock Exchange under the symbol SHY. The following table sets forth the range of high and low sale prices, as reported by The Nasdaq Stock Market, from July 1, 1995 through June 30, 1998. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

           FISCAL YEAR 1996                   HIGH          LOW
           ----------------                  ------         ---
           First Quarter                  $  10 1/2       $  8 7/8
           Second Quarter                    10 5/8          8 7/8
           Third Quarter                     12              9 5/8
           Fourth Quarter                    16 7/8         11

           FISCAL YEAR 1997
           ----------------
           First Quarter                  $  16 1/8       $ 10 7/8
           Second Quarter                    16 3/8         12 1/4
           Third Quarter                     18 1/2         12 1/2
           Fourth Quarter                    20 1/8         14 5/8

           FISCAL YEAR 1998
           ----------------
           First Quarter                  $  18 1/8       $ 12 1/4
           Second Quarter                    15 3/8         10
           Third Quarter                     13              9
           Fourth Quarter                    14 1/8         10 1/4

          On September 18, 1998 the closing sale price of the Common Stock was $9.875. As of September 18, 1998, the number of record holders of the Company's Common Stock was approximately 78. Based on the number of broker requests for proxy material for the 1997 Annual Meeting of Shareholders, the Company believes that it has approximately 2,500 beneficial holders.

          Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

          The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years in the three-year period ended June 30, 1998 and the balance sheet data at June 30, 1998 and 1997 are derived from the consolidated financial statements of the Company which have been audited by Levine, Hughes & Mithuen, Inc., the Company's independent auditors, as indicated in their report included herein. The statements of operations data for each of the years in the two-year period ended June 30, 1995 and the balance sheet data at June 30, 1996, 1995 and 1994 are derived from the financial statements of the Company which have been audited by Levine, Hughes & Mithuen, Inc., the Company's independent auditors, but their report for such periods are not included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.

                                                                              FOR THE YEAR
                                                                             ENDED JUNE 30,
                                                 -----------------------------------------------------------------------
                                                     1998           1997         1996            1995          1994
                                                 -----------    -----------   -----------    ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Net sales.....................................   $   31,299     $   28,900     $   20,287     $   12,567     $    6,649
Cost of Goods Sold............................       18,406         16,820         11,719          7,465          4,296
Gross profit..................................       12,893         12,080          8,568          5,102          2,352
Selling, general and administrative expenses..        7,681          6,970          4,995          3,361          1,747
Income from operations........................        5,212          5,110          3,573          1,741            605
Interest and other income, net................          290            390            352            279             50
Income before minority interest and
  provision for income taxes..................        5,502          5,500          3,925          2,020            655
Income taxes..................................        1,238          1,590          1,453            743            248
Net income....................................        4,264          3,910          2,472          1,277            407
Net income per common and
  equivalent shares outstanding (basic).......          .93            .84            .66            .40            .23
Net income per common and
  equivalent shares outstanding (diluted).....          .93            .84            .65            .40            .22
Weighted average common and
   equivalent shares outstanding (basic)......    4,564,355      4,658,796      3,769,859      3,201,303      1,769,565
Weighted average common and
   equivalent shares outstanding (diluted)....    4,592,751      4,627,879      3,787,251      3,201,303      1,805,989


                                                                               JUNE 30,
                                                 -----------------------------------------------------------------------
                                                     1998           1997         1996            1995          1994
                                                 -----------    -----------   -----------    ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................   $  28,658        $ 26,251        $ 21,427        $ 10,786     $ 5,233
Total assets..................................      35,236          30,922          27,766          14,211       6,711
Total liabilities.............................       3,771           2,216           3,400           2,269       1,118
Shareholders' equity..........................      31,465          28,706          24,365          11,942       5,593

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's statements of income:

                                                               FISCAL YEAR ENDED JUNE 30,
                                                   ---------------------------------------------------
                                                    1998       1997       1996       1995        1994
                                                   ------     ------     ------     ------      ------
Net sales......................................    100.0%     100.0%     100.0%     100.0%      100.0%
Cost of goods sold.............................     58.8       58.2       57.8       59.4        64.6
                                                   ------     ------     ------     ------      ------
Gross profit...................................     41.2       41.8       42.2       40.6        35.4
Selling, general and administrative expenses...     24.5       24.1       24.6       26.7        26.3
                                                   ------     ------     ------     ------      ------
Income from operations.........................     16.7       17.7       17.6       13.9         9.1
Interest and other, net........................       .9        1.3        1.8        2.2          .7
                                                   ------     ------     ------     ------      ------
Income before minority interest and
  provision for income taxes...................     17.6       19.0       19.4       16.1         9.8
Income taxes...................................      4.0        5.5        7.2       (5.9)        3.7
                                                   ------     ------     ------     ------      ------
Net income.....................................     13.6%      13.5%      12.2%      10.2%        6.1%
                                                   ------     ------     ------     ------      ------
                                                   ------     ------     ------     ------      ------


          COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997. Net sales for the year ended June 30, 1998 ("fiscal 1998") were approximately $31.3 million, an increase of approximately $2.4 million, or 8%, as compared to approximately $28.9 million for the fiscal year ended June 30, 1997 ("fiscal 1997"). This increase was due to many of the same factors which have contributed to increases in prior years, including a greater number of products offered within each line, greater sales volume, greater market penetration, and higher sales per account. Other factors which contributed to the increase during fiscal 1998 were a full year's sales of the headwear line and growth in the Elements line. The men's and women's line accounted for approximately 45% and 44%, respectively, of total net sales, the Elements line accounted for approximately 8% of total net sales and the headwear line accounted for approximately 3%. Although net sales increased, growth was slower than it has been historically. Management believes that sales growth was negatively impacted by canceled sales orders and increased returns and allowance costs, primarily resulting from late shipments during the UPS strike. Management also believes that inclement weather attributed to El Nino dampened sales in fiscal 1998 to many of its golf professional shops in California, North and South Carolina, Florida and Arizona.

          Gross profit increased by approximately $800,000, or 7%, from approximately $12.1 million in fiscal 1997 to approximately $12.9 million in fiscal 1998. Increased sales was the primary factor contributing to this increase. The cost of goods sold as a percentage of net sales increased slightly due to certain overhead costs which must be included in cost of goods sold and higher shipping costs during the UPS strike. This percentage increase in cost of goods sold resulted in a corresponding slight decrease in gross profit as a percentage of net sales.

          Selling, general and administrative expenses for fiscal 1998 were approximately $7.7 million, an increase of approximately $700,000, or approximately 10%, compared to $7.0 million for fiscal 1997. As in prior years, factors contributing to the increase included commissions to independent sales representatives on higher sales levels and increased marketing expenditures. Selling, general and administrative expenses for fiscal 1998 increased only slightly as a percentage of net sales, from 24.1% in fiscal 1997 to 24.5% in fiscal 1998.

          Net other income and expenses decreased from approximately $389,000 in fiscal 1997 to approximately $285,000 in fiscal 1998, resulting primarily from a decrease in investment income, a write down of a security and no tax refund as in the prior year.

          Income before minority interest and provision for income taxes of approximately $5.5 million in fiscal 1997 decreased by approximately $3,000. In fiscal 1998, the Company acquired a 52% interest in one of its cutting and sewing contractors. The minority shareholders' share of income of approximately $6,000 was deducted from income. Provision for income taxes decreased approximately $351,000 from approximately $1.6 million in fiscal 1997 to approximately $1.2 million in fiscal 1998 with the effective tax rate for fiscal 1997 being 29% and for fiscal 1998 being 23%. The decrease in the tax rate in fiscal 1998 was because of a higher deduction for stock option compensation recognized for tax purposes but not recorded on the Company's books for financial statement purposes.

          Net income increased from approximately $3.9 million in fiscal 1997 to approximately $4.3 million in fiscal 1998, an increase of 10%. This increase can be attributed to the factors discussed above, and resulted primarily from increases in sales volume, the Company's control of the cost of goods and corresponding margins, its control of operating expenditures and a decrease in income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company has experienced significant growth in the past five years, with its net sales increasing from $4.0 million in fiscal 1993 to $31.3 million in fiscal 1998. Historically, the Company has financed its operations through a combination of bank loans, related party borrowings, the private and public sale of equity, and revenue from operations.

          Since April 1994, the Company maintained a revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through October 31, 1999, provides for interest at 1/2% below the bank's prime rate. At the time of its most recent renewal, the revolving line of credit provided for a maximum loan amount of $10.0 million. Subsequent to the purchase of the Subsidiary, the revolving line of credit agreement was amended and divided into two agreements, one of which provides for a maximum loan amount of $9.0 million to the Company secured by a lien on substantially all of the Company's assets and the other of which provides for a maximum loan amount of $1.0 million to the Subsidiary secured by a lien on substantially all of the Subsidiary's assets. The Company generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Subsidiary drew approximately $500,000 on its revolving line of credit in May of 1998 in order to repay a $386,317 loan made by the Company to the Subsidiary at closing of the Subsidiary's acquisition, to purchase additional equipment and to use as operating capital.

          In March and April, 1996 the Company completed a public offering of 1,020,000 shares of its Common Stock, which included an over allotment of 150,000 shares. The Common Stock was offered at $10.50 per share. The Company realized gross proceeds of approximately $10.7 million and net proceeds of approximately $9.6 million after deducting stock offering costs of approximately $1.1 million. The Company used a portion of the proceeds to fund expenditures related to its new headwear operations and has retained the balance of the proceeds to finance, as needed, growth in inventories, accounts receivable and other operating expenditures. The Company has also received $688,000 and $1.9 million in proceeds from the exercise of stock options and warrants during fiscal 1998 and fiscal 1997, respectively.

          Since December 1994, management has had the Board of Directors' authorization to repurchase shares of the Company's Common Stock. Of the 850,000 shares which have been authorized for repurchase, 400,000 had been repurchased at June 30, 1998 at an aggregate cost of approximately $4.7 million. In fiscal 1998, the Company repurchased 240,000 shares at a cost of approximately $2.7 million. The Board's authorization is based on its belief that the Company's Common Stock is underpriced at times given its earnings and prospects. The shares may be repurchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued Common Stock.

          Net cash used by operating activities totaled approximately $2.2 million for fiscal 1998 as compared to net cash provided by operating activities of $100,000 in fiscal 1997. The primary component of cash used in operating activities was inventory. Inventory increased to $17.9 million at June 30, 1998 as compared to $10.0 million at June 30, 1997. The growth in inventory reflects trends in sales, the determination to expand corporate sales and the consequential necessity to carry inventory for a period of one to three years to fulfill corporate catalog orders, a slight change in the manufacturing timetable to ensure timely deliveries of the fall collection, and the success of the Elements line.

          Working capital requirements are expected to continue to grow as the Company expands its inventory and, seeks to increase sales. Working capital was approximately $28.7 million at June 30, 1998, compared to approximately $26.3 million and $21.4 million at the end of fiscal 1997 and 1996, respectively. In March 1998, the Company acquired 52% of the outstanding shares of capital stock of the Subsidiary for $171,980 in cash paid out of working capital. As of June 30, 1998, the Company had cash and cash equivalents of approximately $6.5 million.

          The Company intends to rely on cash generated from operations and cash from investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also periodically borrow under its revolving line of credit.

          All of the Company's purchases from off-shore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, there is no currency exchange risk.

          Management believes that inflation has not had a material effect on the Company's results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

          Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying financial statements for recent pronouncements by the Financial Accounting Standards Board ("FASB") of Statements of Financial Accounting Standards No. 130 and 131 and Note 20 - Net Income Per Share in the accompanying financial statements for a recent pronouncement of Statement of Financial Accounting Standard No. 128.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX

                                                                         PAGE
                                                                         -----
Report of Independent Certified Public Accountants..................      F-1

Consolidated Balance Sheets.........................................      F-2

Consolidated Statements of Income...................................      F-3

Consolidated Statement of Shareholders' Equity......................      F-4

Consolidated Statements of Cash Flows...............................      F-5

Notes to Consolidated Financial Statements..........................      F-6


SELECTED QUARTERLY FINANCIAL DATA

          Please refer to Note 25 - Quarterly Financial Information (Unaudited) in the accompanying financial statements for a comparison of certain unaudited financial data for each of the quarters in fiscal 1997 and 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                AGE          POSITION
      ----                ---          ---------
Robert G. Tomlinson(1)    57     Chairman of the Board and
                                  Chief Executive Officer

Robert W. Haley           53     President and Director

Steve S. Auger            53     Secretary, Treasurer and Controller

Catherine B. Blair        47     Vice President - Merchandising/Design

Kevin M. Tomlinson        38     Vice President - Operations

Grant M. Beeman           39     Vice President - Manufacturing

William L. Blair          56     Vice President - Corporate Sales

Mark J. Stevenson(1)(2)   60     Director

Ronald J. Norick(2)       57     Director

James H. Everest(1)(2)    50     Director

------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

          Officers are appointed by and serve at the discretion of the Board of Directors except in those instances that officers are employed under employment agreements. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote full-time to the Company's business and affairs.

          ROBERT G. TOMLINSON has served as Chairman of the Board and Chief Executive Officer of the Company since October 1992. Since March 1998, he has also served as a director of the Subsidiary. Prior to joining the Company, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin Tomlinson, the Vice President of Operations.

          ROBERT W. HALEY has served as President and a director of the Company since May 30, 1996. From January 1992 until his appointment to such positions, he served as Vice President of Marketing of the Company. Prior to joining the Company, Mr. Haley served in various marketing positions for golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with 25 years experience in the golf industry.

          STEVE S. AUGER served as Controller of the Company since July 1993. In January 1996, he was appointed Secretary and Treasurer. Since March
1998, he has also served as a director of the Subsidiary and as its Secretary and Treasurer. Prior to joining the Company, Mr. Auger served in various accounting positions.

          CATHERINE B. BLAIR has served as Vice President of Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of the Company's design team since 1992, and was appointed Director of Design in 1995. Prior to joining the Company, she was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy's, Bloomingdale's, Ann Taylor and The Gap.

          KEVIN M. TOMLINSON has served as Vice President of Operations since December 1997. From 1992 until joining the Company, Mr. Tomlinson was employed by Nu-Kote International, Inc., an office products manufacturer and distributor, in capacities including vice president of product marketing, vice president of marketing, vice president of global procurement and vice president of retail sales. Prior to that time, he was employed by other office products manufacturers and distributors in various marketing, purchasing, merchandising and operations capacities. Mr. Tomlinson is the son of R.G. Tomlinson, the Chairman and Chief Executive Officer of the Company.

          GRANT M. BEEMAN has served as Vice President of Manufacturing since November 1997 and since March 1998, he has also served as a Vice President of the Subsidiary. From September 1992 until joining the Company, Mr. Beeman was employed by Carlyle Golf, Inc., a Denver based manufacturer of men's golf apparel, as vice president of Manufacturing and Design. Prior to that time, he was a designer and salesman for a design company he founded. That company manufactured active sportswear for polo clubs and retail stores, such as Bloomingdale's.

          WILLIAM L. BLAIR has served as Vice President of Corporate Sales since March 1998. From September 1996 until joining the Company, Mr. Blair was director of marketing for the Activewear Division of Fruit of the Loom. From 1992 to 1996, Mr. Blair was a director of and consultant to Osterman API, Inc., a promotional product company. Prior to that, he held various executive positions with outerwear manufacturers, headwear manufacturers and companies in the promotional products industry.

          MARK J. STEVENSON has been a director of the Company since November 1993. Since June 1, 1994, Mr. Stevenson has served as chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. From 1992 to 1994, Mr. Stevenson served as chairman of the board of Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. Prior to that time, he served in various positions in which he was responsible for sales, marketing, customer support and product management.

          RONALD J. NORICK has been a director of the Company since November 1993. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees. Mr. Norick serves as manager of Norick Investments Company LLC, a family-owned limited liability company which is engaged in investments.

          JAMES H. EVEREST has been a director of the Company since November 1993. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized by Mr. Everest's father to conduct charitable activities. Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development, since 1984. Mr. Everest has also been engaged in managing his personal investments since 1984. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar Association and serves in a number of capacities for various civic and community organizations.

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

          The Compensation Committee held two meetings in fiscal 1998. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Option Plan. See "- Compensation Committee Report."

          The Audit Committee had no formal meetings in fiscal 1998. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

          In fiscal 1998, the Board of Directors held two meetings. Each director except Mark Stevenson attended all board and committee meetings held during fiscal 1998.

ITEM 11.  EXECUTIVE COMPENSATION

          SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 1998 of Robert G. Tomlinson, the Chief Executive Officer, and Robert W. Haley, President, the only executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 1998 (the "Named Officers").

                                                              LONG TERM COMPENSATION
                                                              ----------------------
                                                                     AWARDS
                                         ANNUAL COMPENSATION         -------
                               FISCAL   --------------------   SECURITIES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY       BONUS       OPTIONS/SARS(#)     COMPENSATION(1)
---------------------------    -----    --------     -------    -------------------   ---------------
Robert G. Tomlinson,           1998     $218,219     $22,000         30,000              $1,022
 Chairman of the Board and     1997      192,726      45,000         30,000                 796
 Chief Executive Officer       1996      117,308      49,419            -0-                 796

Robert W. Haley,               1998     $170,571     $15,000         20,001              $1,022
 President                     1997      154,164      36,000         30,000                 664
                               1996      112,115      98,026         18,750                 664

-------------------
(1) Comprised of Company contributions to the Named Officer's 401(k) plan and $138 per year per each Named Officer for term life insurance premiums.

          OPTION/SAR GRANTS TABLE. The following table sets forth information on grants of options pursuant to the Company's 1993 Stock Option Plan, as amended, during fiscal 1998 to the Named Officers. The hypothetical gains or "option spreads" that would exist for the respective options are set forth in accordance with the rules of the Securities and Exchange Commission. These gain are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term and do not represent any assurance that the shares of Common Stock will appreciate in value. The actual value realized may be greater or less than the potential realizable value set forth in the table.

                                                                                                  POTENTIAL REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL RATES OF STOCK
                                                   INDIVIDUAL GRANTS                            PRICE APPRECIATION FOR OPTION TERM
                             --------------------------------------------------------------     ----------------------------------
                        NUMBER OF SECURITIES        PERCENT OF TOTAL       EXERCISE OR
                         UNDERLYING OPTIONS/    OPTIONS/SARS GRANTED TO     BASE PRICE    EXPIRATION
     NAME                   SARS GRANTED        EMPLOYEES IN FISCAL YEAR   ($/SHARE)(1)      DATE        5% ($)       10% ($)
-----------------       --------------------    ------------------------   ------------   -----------    ------       -------
Robert G. Tomlinson           30,000                     21.1%               $10.625       11/12/08     $200,460     $508,005
Robert W. Haley               20,001                     14.0                $10.625       11/12/08      133,647      338,687

---------------
(1) The exercise price is equal to the market price of the underlying security on the date of grant. Mr. Tomlinson's options are currently exercisable and one-third of Mr. Haley's options become exercisable each November 13, commencing November 13, 1999, subject to earlier vesting under certain circumstances.

     FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                                   NUMBER OF SECURITIES UNDER-   VALUE OF UNEXERCISED IN-
                                                   LYING UNEXERCISED OPTIONS/     THE-MONEY OPTIONS/SARS
                           SHARES                   SARS AT FISCAL YEAR-END      AT FISCAL YEAR-END($)(1)
                          ACQUIRED      VALUE     ---------------------------   ---------------------------
     NAME               ON EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------       -----------    --------   -----------   -------------   -----------   -------------
Robert G. Tomlinson           -0-        -0-        40,000         20,000         $75,000         -0-
Robert W. Haley               -0-        -0-        10,000         40,001           -0-         $50,002

---------------
(1) The dollar values are calculated by determining the difference between the exercise price of the options and the closing bid price for the Common Stock of $13.125 on June 30, 1998.

         No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 1998, no non-employee directors were granted any options.

          EMPLOYMENT AGREEMENTS. Effective January 1, 1997, the Company entered into a new employment agreement with Mr. Robert G. Tomlinson. The agreement requires that he devote his full business time to the Company as Chief Executive Officer and/or Chairman of the Board at an annual salary of $200,000, be provided an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extends for a three-year term. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of the Company or upon his resignation. Subject to the right of the Company to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to the Company for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or the Company terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of the Company or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at the Company's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by the Company with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

          Effective January 1, 1997, the Company entered into an employment agreement with Mr. Robert W. Haley. The agreement requires that he devote his full business time to the Company as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends through December 31, 1998. If the Company terminates the agreement for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive severance compensation for one year from the date of termination in an amount equal to his annual salary and bonus payment during the preceding 12 months. If Mr. Haley terminates the agreement with or without cause, Mr. Haley is entitled to receive severance compensation for one year in an amount equal to 60% of his annual salary and bonus payment during the preceding 12 months. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at the Company's expense. If there is a non-negotiated change in control of the Company or if Mr. Haley dies, Mr. Haley or his estate, as applicable, is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Haley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by the Company with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

STOCK OPTION PLAN

          The Company adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan, as amended, provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 1,350,000 shares. Non-qualified options may be granted to employees, directors and consultants of the Company, while incentive options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

          The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

          The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of incentive options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The term of all non-qualified stock options granted under the Option Plan may not exceed ten years and the term of all incentive options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors.

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

          As of June 30, 1998, a total of 421,999 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.50 to $14.25 per share and a weighted average exercise price per share of $10.85.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission, The Nasdaq Stock Market, Inc., the Pacific Stock Exchange and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 1996. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and all written representations with respect to filing of such Forms, the Company is aware that Mr. Blair filed his Form 3 late and that Messrs. Tomlinson and Haley and Ms. Blair filed their respective Form 5's to report the grant of options during the year late.

COMPENSATION COMMITTEE REPORT

          Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Report on Form 10-K, in whole or in part, the following Compensation Committee Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

          This Compensation Committee Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, during fiscal 1998.

          Compensation Policy. The Company's policy with respect to executive compensation has been designed to:

          - Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

          - Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

          - Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Company's Common Stock.

          The components of compensation paid to certain executive officers consist of (a) base salary and (b) incentive compensation in the form of discretionary annual bonus payments and other awards made by the Company (through the Compensation Committee) under the Company's Option Plan.

          BASE SALARY. For fiscal 1998, the Compensation Committee reviewed and approved the base salary paid by the Company to its executive officers and to the new executive officers who were hired during the year under their respective employment agreements. Annual adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the nature of each executive officer's responsibilities, capabilities and contributions. In addition, for fiscal 1998, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

          INCENTIVE COMPENSATION. The Company has no formal bonus incentive plan for executive officers. During fiscal 1998, bonuses made to executive officers were discretionary and based on achievement of business targets and objectives, which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating certain of its executive officers with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry. The Compensation Committee has authority to select the executive officers and employees who will be granted bonuses and other awards and to determine the timing, pricing and amount of any such bonuses or awards.

          OTHER BENEFITS. The Company does not maintain any other plans and arrangements for the benefit of its executive officers except to provide a life insurance policy for the benefit of certain executive officers' named beneficiaries. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

          The Compensation Committee believes that the concepts discussed above further the shareholders' interests and that officer compensation encourages responsible management of the Company. The Compensation Committee regularly considers the effect of management compensation on shareholder interests. In the past, the Board of Directors based its review in part on the experience of its own members and on information requested from management personnel. These same factors will be used in the future in determining officer compensation.

          This report was furnished by Mark J. Stevenson, Ronald J. Norick and James H. Everest

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee is comprised of Mark J. Stevenson, Ronald J. Norick and James H. Everest, all of whom are independent directors of the Company. None of these members have ever been an officer or employee of the Company or its Subsidiary nor have any of them ever had a relationship which would require disclosure under the "Certain Relationship and Related Transactions" captions of any of the Company's filings with the Commission.

PERFORMANCE GRAPH

          Set forth below is a line graph prepared by Media General Financial Services comparing the yearly percentage change in the Company's cumulative total shareholder return (share price appreciation plus dividends) on the Company's Common Stock with the cumulative total return of (i) the Nasdaq Stock Market and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from April 5, 1994 (the first date on which the Company's Common Stock began trading on The Nasdaq Stock Market) through June 30, 1998 (the "Measurement Period"). The graph assumes that $100 is invested in each of the Common Stock, the Nasdaq Stock Market Index and the publicly traded peers on April 5, 1994 and that all dividends were reinvested (there were no dividends paid by the Company during the Measurement Period). The Company's shareholder return is calculated by dividing (i) the difference between the Company's share price at the beginning ($5.00 at April 5, 1994) and at each June 30 of the Measurement Period by (ii) the share price at the beginning of the Measurement Period.

                COMPARISON OF CUMULATIVE TOTAL SHAREHOLDER RETURN
        AMONG SPORT-HALEY, INC., PEER GROUP INDEX AND NASDAQ MARKET INDEX




                                    [Chart]








                                                                FISCAL YEAR ENDING JUNE 30,
                                                      ---------------------------------------------
                                                      1994      1995      1996       1997      1998
                                 April 5, 1994        ----      ----      ----       ----      ----
Sport-Haley, Inc.                   100.00          120.71    175.15    276.92     317.16    248.52
Industry Peer Group Index           100.00           93.48     94.82    131.29     154.32    182.68
Nasdaq Market Index                 100.00           99.15    116.29    146.39     176.34    233.75

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 18, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. The information with respect to institutional investors is derived solely from statements filed with the Commission under Section 13(d) or 13(g) of the Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                                  SHAREHOLDINGS ON SEPTEMBER 18, 1998
                                                                --------------------------------------
     NAME AND ADDRESS (1)                                     NUMBER OF SHARES (2)  PERCENT OF CLASS (3)
-------------------------------                               --------------------  --------------------
Robert G. Tomlinson(4).....................................           78,000               1.7%

Robert W. Haley(5).........................................          38, 283               *

Steve S. Auger(6)..........................................            2,600               *

Catherine Blair(7).........................................            8,333               *

Kevin M. Tomlinson(8)......................................           25,000               *

Grant M. Beeman(8).........................................           10,000               *

William L. Blair...........................................              -0-               *

Mark J. Stevenson(7).......................................            8,333               *

Ronald J. Norick(9)........................................           69,833               1.6%

James H. Everest(7)........................................           33,333               *

Woodland Partners, LLC.....................................          914,900              20.5%
  60 South Sixth Street, Suite 3750
  Minneapolis, Minnesota 55402

U.S. Bancorp...............................................          369,600               8.3%
  601 Second Avenue South
  Minneapolis, Minnesota 55402

Delaware Management Holdings, Inc..........................          236,900               5.3%
  2005 Market Street
  Philadelphia, Pennsylvania 19103

All directors and officers as a group
(Ten persons)(10)..........................................          273,715               5.9%

-------------------------
* Less than 1%

(1) Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.

(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.

(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 28, 1998.

(4)  Includes 40,000 shares subject to currently exercisable options.

(5) Includes 16,667 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(6)  Includes 2,500 shares subject to currently exercisable options.

(7) Includes 8,333 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(8)  Consists solely of shares subject to currently exercisable options.

(9)  Includes 16,666 shares subject to currently exercisable options.

(10) Includes 135,832 shares of Common Stock subject to currently exercisable options. Excludes shares of Common Stock as to which officers and directors disclaim beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

     (1) FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants
     Balance Sheets - June 30, 1998 and 1997
     Statements of Income for the years ended June 30, 1998, 1997 and 1996 Statement of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996
     Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996 Notes to Financial Statements for the years ended June 30, 1998, 1997 and 1996

     (2) FINANCIAL STATEMENT SCHEDULES

     None

     (3) EXHIBITS

 EXHIBIT NO.     DOCUMENT
 -----------     ---------
-    3.1       Articles of Incorporation of the Company as filed on January
               1, 1991, and as amended on March 25, 1991, September 18, 1992 and September 2, 1993, with the Secretary of State of the
               State of Colorado.

-    3.1.2     Amended and Restated Articles of Incorporation of the Company
               as filed on March 7, 1994 with the Secretary of State of the
               State of Colorado.

--   3.2.3     Amended and Restated By-laws of the Company as adopted January
               10, 1996.

-    4.1       Form of Specimen Certificate for Common Stock of the Company.

-    4.1.1     Form of Representative's Warrant issued by the Company to
               Schneider Securities, Inc.

+    4.1.2     Form of Advisor's Warrant issued to Cruttenden Roth
               Incorporated.

++   10.1.3    1993 Stock Option Plan, effective March 1993, as amended.

x    10.2.1    Employment Agreement, dated January 1, 1997, by and between
               Robert G. Tomlinson and the Company.

+    10.2.2    Employment Agreement, dated July 12, 1995, by and between
               William J. McCabe and the Company.

+    10.2.3    Consulting Agreement, dated July 12, 1995, by and between
               M-Corp. and the Company.

x    10.2.4    Employment Agreement, dated July 1, 1997, by and between
               Catherine B. Blair and the Company.



x    10.2.5    Employment Agreement, dated January 1, 1997, by and between
               Robert W. Haley and the Company.

+    10.2.7    Endorsement Agreement, dated on or about December 1, 1994, by and between Neal Lancaster and the Company.

+    10.2.8    Endorsement Agreement, dated on or about November 29, 1994, by and between Hal Sutton and the Company.

+    10.2.9    Endorsement Agreement, dated on or about January 1, 1996, by and between Jim Rutledge and the Company.

x    10.2.10   Form of standard Endorsement Agreement by and between various golf professionals and the Company.

++++ 10.3.1    Business Loan Agreement, dated October 30, 1996, by and between
               Colorado National Bank and the Company.

++   10.4.1    Lease Agreement, dated July 29, 1994, by and among Thomas J.
               Hilb, individually, Thomas J. Hilb, as Trustee of the Connie
               Hilb Trust, and the Company.

--   10.4.2    Amendment to Lease Agreement, dated January 12, 1996, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and the Company.

+    10.4.4    Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and the
               Company.

**   10.4.5    Lease Agreement, dated April, 1998, between Larry M. Jones and
               Roberta C. Jones, and B&L Sportswear, Inc.

-    10.5      Form of Independent Sales Representative Agreement.

+    10.7      Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to the Company.

+    10.8      Agreement, dated July 13, 1995, by and between Rogue Golf Co.,
               Ltd. and the Company.

++   10.9      Agreement, dated October 5, 1995, by and between Mplus &
               Company, Yokohama, Japan, and the Company.

--   10.10     Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and the Company.

+    10.11     Distribution Agreement, dated February 22, 1996, by and
               between Transview Golf Pte Ltd. and the Company.

+    10.12     Amendment to Distribution Agreement, dated May 25, 1996, by and between Rogue Golf Co. Ltd. and the Company.

+    10.13     Distribution Agreement, dated May 7, 1996, by and between
               Silva Golf and the Company.

+    10.14     Consulting Agreement, dated May 29, 1996, by and between Nancy
               Haley and the Company.



x    10.15     Form of Distribution Agreement by and between the Company and
               Pacsports Phils, Inc., Pacsports, Ltd. and Bossports.

xx   10.16     Stock Purchase Agreement among the Company, Marvin Urquhart,
               Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.

**   11        Schedule Computing Net Income Per Common Share

**   21        Subsidiaries of the Registrant

**   23.       Consent of Levine Hughes & Mithuen, Inc., independent certified public accountants for the Company.

**   27.       Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 333-1214).

- Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-74876-D).

+    Incorporated by reference from the Company's Form 10-KSB filed October
     6, 1995 (File No. 1-12888).

++   Incorporated by reference from the Company's Form 10-KSB filed September
     14, 1994 (File No. 1-12888).

++   Incorporated by reference from the Company's Form 10-QSB filed November
     14, 1995 (File No. 1-12888).

--   Incorporated by reference from the Company's Form 10-QSBA/1 filed
     February 2, 1996 (File No. 1-12888).

+ Incorporated by reference from the Company's Form 10-KSB filed on October 11, 1996.

++   Incorporated by reference from the Company's Form 10-QSB filed on May
     12, 1997 (File No. 1-12888).

++++ Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-18831).

x Incorporated by reference from the Company's Form 10-KSB filed on September 29,1997 (File No. 1-12888).

x Incorporated by reference from the Company's Form 8-K filed on April 27, 1998 (File No. 1-12888).

**   Filed herewith.

     (b)  REPORTS ON FORM 8-K

          A report on Form 8-K was filed on April 23, 1998 reporting the Company's purchase of 52% of the outstanding shares of the capital stock of B&L Sportswear, Inc. under Item 5 of such Form.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
Sport-Haley, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. as of June 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport-Haley, Inc. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                LEVINE, HUGHES & MITHUEN, INC.

ENGLEWOOD, COLORADO
SEPTEMBER 4, 1998

                                                SPORT-HALEY, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                              JUNE 30, 1998 AND 1997

                                                     ASSETS

                                                                                     1998             1997
                                                                                 ------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  6,501,568     $ 10,273,466
     Short-term investments and marketable securities                                  12,920        1,319,470
     Accounts receivable, net of allowance of $155,231
      and $71,157, respectively                                                     6,553,684        5,756,451
     Inventories                                                                   17,892,610        9,981,521
     Prepaid expenses                                                               1,285,171        1,060,522
     Deferred taxes                                                                   118,649           54,551
                                                                                 ------------     ------------
           TOTAL CURRENT ASSETS                                                    32,364,602       28,445,981

PROPERTY AND EQUIPMENT, NET                                                         2,744,583        2,408,904
OTHER ASSETS                                                                          127,296           67,262
                                                                                 ------------     ------------
                                                                                 $ 35,236,481     $ 30,922,147
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Capital lease obligations maturing within one year                          $        454     $      1,801
     Note payable                                                                     500,000               --
     Accounts payable                                                               1,861,538        1,319,155
     Accrued income taxes                                                             317,538               --
     Accrued commissions and other expenses                                         1,027,449          874,505
                                                                                 ------------     ------------
           TOTAL CURRENT LIABILITIES                                                3,706,979        2,195,461
                                                                                 ------------     ------------

LONG-TERM LIABILITIES:
     Capital lease obligation, net of current maturities                                   --              874
     Deferred rent                                                                         --              912
     Deferred taxes                                                                     4,060           18,880
                                                                                 ------------     ------------
                                                                                        4,060           20,666
                                                                                 ------------     ------------
                                                                                    3,711,039        2,216,127
                                                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES  (Notes 10, 13, 14, 15 and 21)

MINORITY INTEREST                                                                      60,111               --
                                                                                 ------------     ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 1,500,000
       shares; none issued and outstanding                                                 --               --
     Common stock, no par value; 15,000,000 shares
       authorized; 4,512,962 and 4,651,073 shares
       issued and outstanding, respectively                                        18,416,463       20,439,509
     Additional paid-in capital                                                       597,669          285,676
     Retained earnings                                                             12,451,199        8,186,858
     Unrealized loss on marketable securities                                              --         (206,023)
                                                                                 ------------     ------------
           TOTAL SHAREHOLDERS' EQUITY                                              31,465,331       28,706,020
                                                                                 ------------     ------------
                                                                                 $ 35,236,481     $ 30,922,147
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                                              See accountants' audit report
                                           and notes to financial statements.

                                             SPORT-HALEY, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                      1998              1997              1996
                                                 ------------      ------------      ------------
NET SALES                                        $ 31,299,008      $ 28,900,350      $ 20,287,277

COST OF GOODS SOLD                                 18,423,435        16,820,275        11,719,115
                                                 ------------      ------------      ------------
GROSS PROFIT                                       12,875,573        12,080,075         8,568,162

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        7,681,240         6,969,656         4,995,382
                                                 ------------      ------------      ------------
INCOME FROM OPERATIONS                              5,194,333         5,110,419         3,572,780
                                                 ------------      ------------      ------------
OTHER INCOME AND (EXPENSE):
     Interest income                                  438,461           410,611           296,225
     Other  income                                    180,743           338,846            56,337
     Other expense                                   (317,177)         (360,174)               --
                                                 ------------      ------------      ------------
                                                      302,027           389,283           352,562
                                                 ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES                          5,496,360         5,499,702         3,925,342

MINORITY INTEREST                                      (6,259)               --                --

PROVISION FOR INCOME TAXES                          1,238,278         1,589,748         1,453,507
                                                 ------------      ------------      ------------
NET INCOME                                       $  4,264,341      $  3,909,954      $  2,471,835
                                                 ------------      ------------      ------------
                                                 ------------      ------------      ------------

NET INCOME PER COMMON SHARE - BASIC              $        .93      $        .84      $        .66
                            - DILUTED            $        .93      $        .84      $        .65

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         4,564,355         4,658,796         3,769,859
                                    - DILUTED       4,592,751         4,627,879         3,787,257

                                         See accountants' audit report
                                      and notes to financial statements.

                                SPORT-HALEY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                             COMMON STOCK            ADDITIONAL                   UNREALIZED LOSS     TOTAL
                                       -------------------------      PAID-IN        RETAINED      ON MARKETABLE   SHAREHOLDERS'
                                        SHARES         AMOUNT         CAPITAL        EARNINGS        SECURITIES       EQUITY
                                       ---------    ------------     ---------     -------------     ----------     ------------
BALANCE AT JUNE 30, 1995               3,118,188    $ 10,062,354     $  75,161      $  1,805,069     $       --     $ 11,942,584

Issuance of common stock for cash      1,020,000      10,710,000            --                --             --       10,710,000

Common stock offering costs                   --      (1,113,450)           --                --             --       (1,113,450)

Stock options exercised                  313,793         872,886            --                --             --          872,886

Repurchase of stock options                   --              --       (12,500)               --             --          (12,500)

Repurchase of common stock               (32,710)       (365,684)           --                --             --         (365,684)

Unrealized loss on securities
     available for sale                       --              --            --                --       (140,273)        (140,273)

Net income                                    --              --            --         2,471,835             --        2,471,835
                                       ---------    ------------     ---------     -------------     ----------     ------------

BALANCE AT JUNE 30, 1996               4,419,271      20,166,106        62,661         4,276,904       (140,273)      24,365,398

Stock options exercised                  319,905       1,657,967            --                --             --        1,657,967

Warrants exercised                        39,187         240,865            --                --             --          240,865

Repurchase of common stock              (127,290)     (1,625,429)           --                --             --       (1,625,429)

Stock option compensation                     --              --       223,015                --             --          223,015

Unrealized loss on securities
     available for sale                       --              --            --                --        (65,750)         (65,750)

Net income                                    --              --            --         3,909,954                       3,909,954
                                       ---------    ------------     ---------     -------------     ----------     ------------

BALANCE AT JUNE 30, 1997               4,651,073      20,439,509       285,676         8,186,858       (206,023)      28,706,020

Stock options exercised                   73,326         469,731            --                --             --          469,731

Warrants exercised                        28,563         218,160            --                --             --          218,160

Repurchase of common stock              (240,000)     (2,710,937)           --                --             --       (2,710,937)

Stock option compensation                     --              --       311,993                --             --          311,993

Change in unrealized loss on
     securities available for sale            --              --            --                --        206,023          206,023

Net income                                    --              --            --         4,264,341             --        4,264,341
                                       ---------    ------------     ---------     -------------     ----------     ------------
BALANCE AT JUNE 30, 1998               4,512,962    $ 18,416,463     $ 597,669      $ 12,451,199     $       --     $ 31,465,331
                                       ---------    ------------     ---------     -------------     ----------     ------------
                                       ---------    ------------     ---------     -------------     ----------     ------------


                          See accountants' audit report
                        and notes to financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                                  1998              1997              1996
                                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $ 4,264,341       $ 3,909,954       $ 2,471,835
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                         577,274           449,862           324,543
           Deferred taxes, and other                                             (78,918)          (64,800)            2,592
           Provision for doubtful accounts                                        53,000           154,000           219,000
           Loss on disposal of assets                                            334,230                --             7,207
           Amortization of investment premiums                                    21,420           126,747            23,442
           Stock option compensation                                             311,993           223,015                --
         Cash provided (used) due to changes in assets and
           liabilities net of B&L Sportwear, Inc., acquisition:
           Accounts receivable                                                  (632,752)       (1,361,250)       (1,586,258)
           Inventory                                                          (7,896,453)       (2,265,133)       (3,342,387)
           Prepaid expenses                                                     (224,649)            1,549          (403,207)
           Other assets                                                           33,555           (35,617)          (16,505)
           Accounts payable                                                      557,931          (822,300)          752,299
           Accrued commissions and other expenses                                141,235           149,454           391,714
           Accrued income taxes                                                  317,538          (464,483)          (23,836)
           Minority interest                                                      (6,259)               --                --
                                                                             -----------       -----------       -----------
             Net cash provided (used) by operating activities                 (2,226,514)              998        (1,179,561)
                                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of B&L Sportswear, Inc., net of cash acquired                 (151,694)               --                --
         Purchase of fixed assets                                               (838,844)       (1,158,750)         (833,881)
         Purchase of short-term investments and marketable securities                 --                --        (4,187,120)
         Maturities of short-term investments and marketable securities        1,270,000                --                --
         Sale of short-term investments and marketable securities                     --         2,511,439                --
         Proceeds from the disposal of fixed assets                               21,078                --                --
                                                                             -----------       -----------       -----------
             Net cash provided (used) by investing activities                    300,540         1,352,689        (5,021,001)
                                                                             -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on capital lease obligations                          (2,221)           (1,360)           (1,014)
         Advances on notes payable                                               179,343                --                --
         Proceeds from issuance of common stock                                       --                --        10,710,000
         Proceeds from exercised stock options and warrants                      687,891         1,898,832           872,886
         Common stock offering costs                                                  --                --        (1,113,450)
         Repurchase of common stock                                           (2,710,937)       (1,625,429)         (365,684)
         Repurchase of stock options                                                  --                --           (12,500)
                                                                             -----------       -----------       -----------
             Net cash provided (used) by financing activities                 (1,845,924)          272,043        10,090,238
                                                                             -----------       -----------       -----------
         Net increase (decrease) in cash and cash equivalents                 (3,771,898)        1,625,730         3,889,676
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  10,273,466         8,647,736         4,758,060
                                                                             -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 6,501,568       $10,273,466       $ 8,647,736
                                                                             -----------       -----------       -----------
                                                                             -----------       -----------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the year for:
           Interest                                                          $    35,476       $     7,594       $     4,997
                                                                             -----------       -----------       -----------
                                                                             -----------       -----------       -----------
           Taxes                                                             $   983,000       $ 2,130,562       $ 2,361,208
                                                                             -----------       -----------       -----------
                                                                             -----------       -----------       -----------

                          See accountants' audit report
                        and notes to financial statements.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ORGANIZATION AND NATURE OF OPERATIONS
           -------------------------------------

           ORGANIZATION AND NATURE OF OPERATIONS:

           Sport-Haley designs, markets, and contracts for the manufacture of quality men's and women's fashion golf apparel under the distinctive Haley-Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous fit and classic appearance. The Company's apparel is sold in the premium and mid-price market through a network of independent sales representatives and distributors to primarily golf professional shops, country clubs and resorts throughout the United States and internationally. The Company also sells to college, university and corporate markets. The Company was organized as a Colorado corporation on January 1, 1991 as a wholly owned subsidiary of Haley & Company, Inc. Effective June 30, 1992, the Company ceased being a wholly owned subsidiary of Haley and Company, Inc. as a result of a transaction that was structured as a tax free spin-off.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

           PRINCIPLES OF CONSOLIDATION:

           The consolidated financial statements include the accounts of Sport-Haley, Inc and its majority-owned subsidiary, B&L Sportwear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

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

           DEPRECIATION AND AMORTIZATION:

           Furniture, fixtures and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets ranging from three to twelve years using the straight-line method of depreciation. Depreciation and amortization expense at June 30, 1998, 1997 and 1996 was $577,274, $449,862 and $324,543, respectively.

           Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method.

           Upon disposing of assets, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss, if any, is recognized in the year of the disposition.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
           ------------------------------------------

           LONG-LIVED ASSETS:

           The Company periodically evaluates the recoverability of its long-lived assets based upon the estimated future cash flows from the related asset. Impairment would be recognized in operations if permanent diminution in value occurs.

           REVENUE RECOGNITION:

           The Company recognizes revenue upon shipment of its products.

           DEFERRED RENT:

           Deferred rent is recognized for the difference between rent expense, which the Company records applying the straight-line method over the life of the lease, and the monthly payments called for in the lease agreement.

           DEFERRED TAXES:

           Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

           CERTAIN RISKS AND CONCENTRATIONS:

           The Company's operations consist of the design, manufacture and wholesale of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 1998 and 1997 the majority of the Company's receivables are from companies in the golfing industry. The Company maintains adequate allowance for potential credit losses and performs on-going credit evaluations.

           EXCESS COST OVER NET ASSETS ACQUIRED:

           The excess cost over the net assets acquired of B&L Sportswear, Inc. is being amortized on a straight-line basis over ten years.

           STATEMENT OF CASH FLOWS:

           For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate, to be cash equivalents.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
           ------------------------------------------

           RECENT PRONOUNCEMENTS:

           In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (net revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in its fiscal year 1999.

           In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and report revenues. The Company has not yet evaluated the effects of this change on its reporting of segment information. If necessary, the Company will adopt SFAS No. 131 in its fiscal year 1999.

           RECLASSIFICATIONS:

           Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the current year presentation.

           FINANCIAL INSTRUMENTS:

           The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 3     FAIR VALUE OF FINANCIAL INSTRUMENTS
           -----------------------------------

           The estimated fair value of the Company's financial instruments are as follows:

                                                     1998                            1997
                                          ----------------------------------------------------------
                                            CARRYING         FAIR          CARRYING         FAIR
                                             AMOUNT          VALUE          AMOUNT          VALUE
                                          ---------------------------     ---------------------------
           Cash and cash equivalents      $ 6,501,568     $ 6,501,568     $10,273,466     $10,273,466

           Short-term investments
            and marketable securities          12,290          12,290       1,319,470       1,319,470

           The carrying amount of cash and cash equivalents and short-term investments and marketable securities approximates fair value.

           The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     CASH AND CASH EQUIVALENTS
           -------------------------
           Cash and cash equivalents consist of the following at June 30:

                                         1998            1997
                                     ---------------------------
           Cash in banks             $ 2,522,942     $ 2,039,832
           Short-term securities       3,978,626       8,233,634
                                     -----------     -----------
                                     $ 6,501,568     $10,273,466
                                     ===========     ===========

NOTE 5     USE OF ESTIMATES
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 6     INVESTMENTS AND MARKETABLE SECURITIES
           -------------------------------------
           The Company's investment in debt securities are generally held to maturity and valued at amortized cost, which approximates fair value. The fair value at June 30, 1997 was $1,291,420 for investments in debt securities. At June 30, 1998 the Company had no investments in "held to maturity" debt securities.

           The Company's investments in marketable equity securities are held for an indefinite period and are classified as "available for sale." The fair value of these securities at June 30, 1998, was $12,920. The Company recognized a permanent decline in the fair value of these securities of $221,153 for the year ended June 30, 1998.

NOTE 7     INVENTORIES
           -----------
           Inventories consist of the following at June 30, 1998:

                                       1998            1997
                                   -----------     -----------
           Component inventory     $ 6,963,746     $ 4,751,026
           Finished goods           10,928,864       5,230,495
                                   -----------     -----------
                                   $17,892,610     $ 9,981,521
                                   ===========     ===========

NOTE 8     ADVERTISING
           -----------
           The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

           Direct-response advertising consists primarily of future advertising costs incurred in association with the Company's independent sales representatives. These capitalized costs are amortized over the future selling seasons, generally five to seven months, the period in which the revenue is recognized. At June 30, 1998 and 1997, approximately $438,842 and $260,670 of advertising was capitalized. Advertising expense was $413,981, $457,542 and $544,099 for the years ended June 30, 1998, 1997 and 1996, respectively.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9     PROPERTY AND EQUIPMENT
           ----------------------
           Property and equipment are recorded at cost and are comprised of the following at June 30:

                                                 1998           1997
                                              ----------     ----------
           Plant equipment                    $2,282,370     $1,797,670
           Furniture and equipment             1,443,049        985,696
           Leasehold improvements                432,233        393,028
           Transportation equipment               35,597         66,627
           Property held under capital lease       6,685          6,685
                                              ----------     ----------
                                               4,199,934      3,249,706
           Less, accumulated depreciation
              and amortization                 1,455,351        840,802
                                              ----------     ----------
                                              $2,744,583     $2,408,904
                                              ----------     ----------
                                              ----------     ----------

NOTE 10    LINE OF CREDIT AGREEMENT
           ------------------------
           Since April 1994, the Company maintained a revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through October 31, 1999, provides for interest at 1/2% below the bank's prime rate. At the time of its most recent renewal, the revolving line of credit provided for a maximum loan amount of $10.0 million. Subsequent to the purchase of the Subsidiary, the revolving line of credit agreement was amended and divided into two agreements, one of which provides for a maximum loan amount of $9.0 million to the Company secured by a lien on substantially all of the Company's assets and the other of which provides for a maximum loan amount of $1.0 million to the Subsidiary secured by a lien on substantially all of the Subsidiary's assets. The Company generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Subsidiary drew approximately $500,000 on its revolving line of credit in May of 1998 in order to repay a $386,317 loan made by the Company to the Subsidiary at closing of the Subsidiary's acquisition, to purchase additional equipment and to use as operating capital.

NOTE 11    ACQUISITION
           -----------
           On March 27, 1998, the Company closed on its purchase of 52% of the outstanding shares of capital stock of B&L Sportswear, Inc. ("B&L"). The acquisition was completed pursuant to the terms of a stock purchase agreement. The Company paid $165,498 in cash to acquire its 52% ownership interest of B&L. The cash payments were made out of the Company's working capital. The Company and remaining shareholders entered into a buy-sell agreement restricting transfer of their shares of B&L and granted the other party a right of first refusal upon the occurrence of certain events which could lead to a change in ownership of the shares.

           B&L, headquartered in Four Oaks, North Carolina, has been a principal cutting and sewing contractor utilized by the Company for several years and is expected to manufacture the Company's products on an exclusive basis in the future. The Company's management believes that the acquisition of a controlling interest in B&L will enhance the Company's ability to control costs, product delivery and inventory. It also believes that by utilizing a captive cutting and sewing contractor, the Company will be able to expand its corporate and retail sales efforts, remain competitive and maintain historical margins.

                                     SPORT-HALEY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12    INCOME TAXES

           The components of income tax expense are as follows at June 30:

                                                                1998           1997           1996
                                                             ----------     ----------     ----------
           Current
             Federal                                         $1,136,200     $1,423,300     $1,253,119
             State                                              180,996        227,600        193,906
                                                             ----------     ----------     ----------
                                                              1,317,196      1,650,900      1,447,025
                                                             ----------     ----------     ----------
           Deferred
             Federal                                            (68,800)       (53,312)         5,651
             State                                              (10,118)        (7,840)           831
                                                             ----------     ----------     ----------
                                                                (78,918)       (61,152)         6,482
                                                             ----------     ----------     ----------
           Total                                             $1,238,278     $1,589,748     $1,453,507
                                                             ----------     ----------     ----------
                                                             ----------     ----------     ----------

           The difference between the U.S. Federal statutory rate and the Company's effective rate is as follows at June 30:

                                                                1998           1997           1996
                                                             ----------     ----------     ----------
           U.S. Federal statutory rate                             34.0%          34.0%          34.0%
           State income taxes, net of federal benefits              3.3            4.1            4.9
           Increase (decrease) in deferred taxes                   (1.4)          (1.1)            .1
           Stock options                                          (15.1)          (4.5)            --
           Other                                                    1.7           (3.6)          (2.0)
                                                             ----------     ----------     ----------
           Effective tax rate                                      22.5%          28.9%          37.0%
                                                             ----------     ----------     ----------
                                                             ----------     ----------     ----------

           The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

                                                                1998                     1997
                                                     ------------------------    -----------------------
                                                      Current      Long-Term      Current     Long-Term
                                                     ---------     ---------     --------     ----------
           Deferred tax liability                     $     --     $(167,815)    $     --     $ (100,981)
           Deferred tax asset                          118,649       163,755       54,551         82,101
                                                     ---------     ---------     --------     ----------
                                                      $118,649     $  (4,060)    $ 54,551     $  (18,880)
                                                     ---------     ---------     --------     ----------
                                                     ---------     ---------     --------     ----------

           The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:


                                                         1998                                      1997
                                         -------------------------------------     ---------------------------------------
                                                              Tax Effect                                  Tax Effect
                                         Temporary       ---------------------     Temporary       -----------------------
                                         Difference       Current    Long-Term     Difference       Current     Long-Term
                                         ----------      --------   ----------     -----------     ---------   -----------
           Allowance for doubtful
             accounts                     $ 155,231      $  32,449   $      --      $  71,157      $  27,751     $      --
           Accumulated
             depreciation                   430,294             --    (167,815)       258,925             --      (100,981)
           Stock options                    419,884             --     163,755        210,515             --        82,101
           Loss on stock                    221,153         86,200          --         68,718         26,800            --
                                                         ---------   ---------                     ---------      --------
                                                         $ 118,649   $  (4,060)                    $  54,551      $(18,880)
                                                         ---------   ---------                     ---------      --------
                                                         ---------   ---------                     ---------      --------

                                        SPORT-HALEY, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13    EQUIPMENT UNDER CAPITAL LEASE

           The Company acquired certain equipment under a capital lease. The future minimum lease payments as of June 30, 1998 are $454.

NOTE 14    OPERATING LEASES

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

           During March 1995, the Company entered into a lease for a factory outlet store located in Laughlin, Nevada. The leased facility consists of approximately 2,200 square feet and is leased for a term of seven years, with an option to extend the lease for an additional five year period following the initial term. The store opened in June 1996. The lease provides for a base rental of $44,000 per year in the first three years of the lease and $48,400 per year in the last four years of the lease.

           In April, 1998 the Company's subsidiary entered into a lease for the operating facilities of the subsidiary located in Four Oaks, North Carolina with the minority shareholders of the subsidiary. The leased facility consists of approximately 22,000 square feet and has an initial term of ten years and may be extended for two additional five year periods following the initial term. The lease provides for base rental of $64,991 annually.

           Rent expense for the years ended June 30, 1998, 1997 and 1996 was $267,168, $289,909 and $232,558, respectively.

           The future minimum lease payments under noncancelable leases with initial terms of one year or more as of June 30, 1998 are as follows:

                                                               Annual
                     Years Ended June 30,                     Payments
                     --------------------                   -----------
                           1999                             $  309,950
                           2000                                319,600
                           2001                                319,600
                           2002                                178,800
                           2003                                113,400
                           Thereafter                          308,700
                                                            ----------
                                                            $1,550,050
                                                            ==========

                                      SPORT-HALEY, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15    COMMITMENTS

           EMPLOYMENT AGREEMENTS:

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

           Effective July 1, 1997 the Company with the approval of its Board of Directors, entered into in Employment Agreement (the "Agreement") with Catherine B. Blair ("Blair"). Pursuant to the terms of the Agreement, Blair will serve as the Company's Vice-President of merchandising and Design for two years through June 30, 1999. Annual bonuses, if any, will be determined by the Company's Board of Directory. The Agreement is subject to automatic one year extensions.

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

           During May 1996, the Company entered into an agreement for professional services (the "Agreement") with CLS & Associates, Inc. ("CLS"). Pursuant to the terms of the Agreement, CLS provided certain engineering and consulting services related to the startup of the Company's headwear division. The Agreement provided for a term of 125 working days commencing on or about June 1, 1996, for a total fee of $93,750. Total fees and reimbursed expenses paid at June 30, 1997 and 1996 were $108,952 and $7,880, respectively.

                                   SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15    COMMITMENTS (continued)

           ENDORSEMENT AGREEMENTS WITH PGA PROFESSIONALS:

           The Company has endorsement agreements with certain PGA professionals. Under the terms of these agreements, the Company is obligated to pay cash compensation, provide apparel and issue stock options to purchase shares of the Company's common stock. The number of options granted to purchase shares of the Company's common stock were issued based upon the professional's performance in certain listed PGA events. The stock options are granted at the market value of the Company's common stock at the date of the agreements. During the fiscal year ended June 30, 1998, the Company issued 5,000 stock option shares pursuant to endorsement agreements.

           OUTSTANDING LETTERS OF CREDIT:

           The Company, in the ordinary course of business, has entered into a letter of credit arrangement with a bank to facilitate the purchase of inventory and fabric from various offshore suppliers. At June 30, 1998 the Company has approximately $769,156 of outstanding letters of credit.

NOTE 16    SHAREHOLDERS' EQUITY

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

           REPURCHASE OF COMMON STOCK:

           During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Additionally the Board of Directors authorized increases of 150,000 common shares during October, 1996 and 1997, respectively, that may be repurchased, thus bringing the total common shares authorized for repurchase under the plan to 450,000 shares. Through June 30, 1998, the Company has repurchased a total of 400,000 shares of its common stock at a cost of approximately $4.702 million.

           The repurchase of the Company's common stock is based upon the Board of Directors' belief the Company's common stock is underpriced given its earnings and prospects for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be canceled and returned to the status of authorized but unissued common stock.

           During August, 1998, the Company repurchased 15,000 shares of its common stock at a cost of approximately $190,000.

                                  SPORT-HALEY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16    SHAREHOLDERS' EQUITY (continued)

           COMMON STOCK OPTIONS:

           In March 1993, the Company, adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock for issuance pursuant to the Plan. In January 1995, February 1997 and February 1998, the shareholders approved increasing the number of shares reserved for issuance under the Plan to the current authorization of 1,350,000 shares. In March 1995, the Board of Directors approved a restatement of the Plan to provide clarification regarding the terms, conditions and administration of the Plan. In February 1997, the shareholders of the Company voted to amend and restate the Plan to simplify administration of the Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934, as amended.

           Under the Plan, the Company may grant options to purchase common stock to employees, directors and consultants of the Company and any subsidiary thereof. Generally, the options vest over three years, are granted at fair market value on the date of grant, expire ten years from that date, are non-transferrable and cannot be exercised for a period of six (6) months from the date granted. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determines the optionees, number of options granted and exercise periods.

           The Company has registered the common stock reserved for issuance under the Plan with the Securities and Exchange Commission.

           In May 1996, the Company's Board of Directors authorized the Company to prepare and issue a "net issuance" offer to purchase the interests of non-employee holders of the Company's non-qualified stock options. The Company offered to pay the difference between the exercise price of the non-qualified stock option and the fair market value of the Company's common stock on the date the option holder accepted the offer. On April 1, 1997, the Company's Board of Directors vote to terminate the "net issuance" offer. Accordingly, the Company will no longer accept tendered offers to purchase non-qualified stock options from option holders. Under this offer, the Company repurchased 30,909 options for approximately $360,000.

           At June 30, 1998, the Company had 1,350,000 shares of common stock reserved for issuance pursuant to the Plan, of which 227,267 options (110,878 and 181,094 at June 30, 1997 and 1996, respectively) were exercisable. During fiscal years 1998, 1997 and 1996 option holders exercised and purchased 73,326, 319,905 and 313,793 shares of the Company's common stock and the Company realized gross proceeds of approximately $469,731, $1.657 million and $872,886, respectively.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16    SHAREHOLDERS' EQUITY (continued)
           --------------------

           The activity under the Company's Plan is set forth below:

                                                           Outstanding Options
                                          -----------------------------------------------------------
                                                                       AGGREGATE     WEIGHTED AVERAGE
                                          NUMBER OF       RANGE         EXERCISE      EXERCISE PRICE
                                           OPTIONS      PER SHARE        PRICE          PER SHARE
                                          ---------    -----------     ----------    ----------------
           BALANCES, JUNE 30, 1995         447,331     $1.60- 6.50     $1,160,158         $ 2.59
           Onions granted                  296,505      2.50-12.75      2,044,598           6.90
           Options canceled                 (5,103)     2.50- 2.50        (12,758)         (2.50)
           Options repurchased              (1,000)     2.50- 2.50         (2,500)         (2.50)
           Options exercised              (313,793)     1.60- 6.50       (940,592)         (3.00)
                                          --------     -----------     ----------         ------
           BALANCES, JUNE 30, 1996         423,940      1.60-12.75      2,248,906           5.30
           Options granted                 309,319      5.00-14.25      3,224,627          10.42
           Options canceled                (15,892)     5.00- 7.75       (104,913)         (6.56)
           Options repurchased             (29,909)     2.50- 7.75       (100,420)         (3.36)
           Options exercised              (319,905)     1.60-12.12     (1,589,081)
                                          --------     -----------     ----------         ------
           BALANCES, JUNE 30, 1997         367,553      2.50-14.25      3,679,119          10.01
           Options granted                 162,001      6.50-10.63      1,673,135          10.33
           Options canceled                (34,229)     6.50-14.25       (307,073)         (8.89)
           Options repurchased                  --              --          --                --
           Options exercised               (73,326)     6.50- 7.75       (469,918)         (6.41)
                                          --------     -----------     ----------         ------
           BALANCES, JUNE 30, 1998         421,999     $2.50-14.25     $4,577,885         $10.85
                                          --------     -----------     ----------         ------
                                          --------     -----------     ----------         ------

           The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $10.33, $10.42 and $6.90 per share respectively.

           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances of stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for fiscal 1998, 1997 and 1996 under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   1998            1997            1996
                                               ------------    ------------     ------------
           Net income - as reported            $  4,264,341    $  3,909,954     $  2,471,835
           Net income - pro forma              $  4,219,146    $  3,611,462     $  2,460,156
           Earnings per share - as reported    $        .93    $        .84     $        .66
           Earnings per share - pro forma      $        .92    $        .78     $        .65

                             SPORT-HALEY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16    SHAREHOLDER'S EQUITY (continued)
           --------------------

           The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                Risk-free interest             5.5% - 6.0%
                Expected life                  3 years
                Expected volatility            32% - 35%
                Expected dividend              $0

           The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

           The following table summarizes the stock options outstanding at June 30, 1998:

                                          Options Outstanding                      Options Exercisable
                             ------------------------------------------------   ---------------------------
                                           Weighted Average     Weighted                      Weighted
               Range of        Number         Remaining          Average         Number        Average
           Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
           ---------------   -----------   ----------------   --------------   -----------   --------------
            $       2.50        27,333            5               $ 2.50          27,333        $ 2.50
                    6.50         5,000            6                 6.50           5,000          6.50
              7.75-10.63       199,666            7                 9.95         100,768          9.89
             12.13-14.25       190,000            8.5              13.16          74,999         13.07
                               -------                                           -------
                               421,999                                           208,100
                               -------                                           -------
                               -------                                           -------

NOTE 17    UNDERWRITER'S WARRANTS
           ----------------------
           The Company, in connection with its initial public offering, sold to the underwriter for a nominal amount, warrants to purchase up to 70,000 shares of the Company's common stock at $6.50 per share. The underwriter's warrants are exercisable until April 4, 1999. The underwriter's warrants also contain antidilution provisions and certain demand and "piggyback" registration rights. In December 1996, the holders of the underwriter's warrants utilized their demand registration rights and the Company filed a registration statement on Form S-3 to register the underlying shares. Such registration statement became effective in January 1997. During the fiscal year ended June 30, 1998, the Company realized gross proceeds of $218,160 from the exercise of 28,563 warrants. At June 30, 1998, warrants to purchase 20,000 shares of common stock were outstanding.

NOTE 18    PREFERRED STOCK
           ---------------
           The Articles of Incorporation of the Company authorize issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 1998, the Company had no preferred stock issued or outstanding.

                              SPORT-HALEY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19    INVESTMENT BANKING AGREEMENT
           ----------------------------
           During July 1995, the Company entered into an investment banking agreement with an investment banking firm. The agreement provided the investment banking firm would serve as the Company's exclusive financial advisor for 12 months. The Company issued to that firm "Advisor's Warrants" to purchase 20,000 shares of the Company's common stock. The Advisor's Warrants were exercisable until July 1998 at an exercise price of $8.125 per share. The Advisor's Warrants carried piggyback registration rights and the underlying shares were registered on Form S-3, which became effective during January 1997. As of June 30, 1998 all of the Advisor Warrants had been exercised and the Company has realized gross proceeds of $162,500.

NOTE 20    NET INCOME PER SHARE
           --------------------
           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective with the year ended June 30, 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants for all periods. All prior period net income per-share amounts have been restated to comply with SFAS 128.

           In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

           Years ended June 30,                        1998           1997           1996
           ------------------------------------------------------------------------------
           Basic and diluted net income
              (numerator)                        $4,264,341     $3,909,954     $2,471,835
           Shares used in basic net income
              per-share calcuations
              (denominator)
           Weighted average shares of
              common stock outstanding            4,564,355      4,658,796      3,769,859

           Shares used in diluted net income
              per-share calculations
              (denominator)
           Weighted average shares of
              common stock outstanding            4,564,355      4,658,796      3,769,859
           Dilutive effect of stock options          28,396         30,917      3,787,257
                                                 ----------     ----------     ----------
                                                  4,592,751      4,627,879      3,787,257
                                                 ----------     ----------     ----------

           Basic net income per share            $      .93     $      .84     $      .66
           Diluted net income per share          $      .93     $      .84     $      .65

                            SPORT-HALEY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21    AGREEMENTS WITH SALES REPRESENTATIVES
           -------------------------------------
           The Company has entered into Sales Representative Agreements (the "Agreements") with various individuals whereby, among other things, the Company has established an independent contractor relationship with its sales representatives. Pursuant to the terms of the Agreements the sales representatives' income from the Company is derived primarily from commissions paid by the Company from sales generated directly or indirectly by the sales representatives. The sales representatives are responsible for and assume all income tax liabilities on commissions and other payments received from the Company and further agree to hold the Company harmless and to indemnify the Company for any or all claims that may arise from the sales representative's actions or inactions. The Agreements provide no present or future guarantee of income. The sales representatives are paid a commission of up to 10% of the sales price of Company products, generated by the sales representatives and delivered to the customer. The Company reserves the right to amend the commission terms from time to time. Total commission expense for fiscal years 1998, 1997 and 1996 was $2,389,940, $2,289,494 and $1,682,384,
           respectively.

NOTE 22    LITIGATION
           ----------
           The Company is named as defendant in counterclaims to a complaint filed by the Company. The Company is denying the counterclaim allegations and intends to vigorously defend itself against them. Although the eventual outcome cannot be predicted, management believes that neither the Company's financial position nor results of its operations will be materially affected by this legal proceeding.

NOTE 23    RETIREMENT PLAN
           ---------------
           In January 1996, the Company adopted a defined contribution savings plan ( the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is intended to be qualified under
           Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation. During 1998, 1997 and 1996, the Company matched $.25 for each dollar contributed by employees, up to the first 5% of each employee's compensation contributed to the plan. Upon leaving the Company, each participant is 100% vested with respect to the participant's contributions and is vested based upon years of service with respect to the Company's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement. For the years ended June 30, 1998, 1997 and 1996 the Company contributed $14,019, $13,257 and $4,457, respectively, to the 401(k) Plan on behalf of Company employees. The Company has no defined benefit pension plan nor any other post-retirement or post-employment benefit plan.

                            SPORT-HALEY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24    YEAR 2000 ISSUE (UNAUDITED)
           ---------------------------
           The Company is cognizant of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problelm is pervasive and complex, as virtually every computer operation will be affected in some way. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years computer systems and/or software used by the Company will need to be upgraded to comply with such Year 2000 requirements. The Company is presently evaluating and upgrading its software and hardware, so that its computer systems will function properly with respect to Year 2000 and beyond. The Company has initiated discussions with significant suppliers, large customers and financial institutions to ensure those parties have appropriate plans to remediate Year 2000 issues where their systems interface the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable, should those organizations fail to properly remediate their computer systems.

NOTE 25    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
           --------------------------------------------
           The following summarizes selected quarterly financial information for each of the two years in the period ended June 30, 1998.

           (IN THOUSANDS, EXCEPT PER SHARE DATA)     First     Second      Third     Fourth        Year
           --------------------------------------------------------------------------------------------
           1998
           Net sales                                $6,835     $6,464     $8,610     $9,390     $31,299
           Gross profit                              2,577      2,405      3,614      4,297      12,893
           Net income                                  752        789      1,359      1,364       4,264
           Net income per common share- basic          .16        .17        .30        .30         .93
           Net income per common share- diluted        .16        .17        .30        .30         .93

           1997
           Net sales                                 6,266      5,733      8,823      8,078      28,900
           Gross profit                              2,620      2,467      3,734      3,259      12,080
           Net income                                  797        831      1,199      1,083       3,910
           Net income per common share- basic          .18        .19        .27        .20         .84
           Net income per common share- diluted     $  .17     $  .18     $  .25     $  .24     $   .84

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPORT-HALEY, INC.

September 28, 1998                  By:  /S/ ROBERT G. TOMLINSON
                                    ------------------------------------------
                                    Robert G. Tomlinson, Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                               DATE
           ---------                             -----                               ----
  /S/ ROBERT G. TOMLINSON        Chairman of the Board and Chief Executive      September 28, 1998
------------------------------   Officer (Principal Executive Officer)
      Robert G. Tomlinson

  /S/  ROBERT W. HALEY           President and Director                         September 28, 1998
------------------------------
     Robert W. Haley

  /S/ STEVE S. AUGER             Treasurer (Principal Financial and             September 28, 1998
------------------------------   Accounting Officer)
      Steve S. Auger

  /S/ MARK J. STEVENSON          Director                                       September 28, 1998
------------------------------
      Mark J. Stevenson

  /S/ RONALD J. NORICK           Director                                       September 28, 1998
------------------------------
      Ronald J. Norick

  /S/ JAMES H. EVEREST           Director                                       September 28, 1998
------------------------------
      James H. Everest