Form 10-Q
period 1998-09-30
SPORT HALEY INC
filed 1998-11-16
CIK 892653

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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
Yes   X     No
     ---        ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                         OUTSTANDING AT NOVEMBER 9, 1998
     COMMON STOCK, NO PAR VALUE                        4,426,831

     Transitional Small Business Disclosure Format (check one):
Yes        No   X
    ---        ---

                                 TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                     3

          CONSOLIDATED STATEMENTS OF INCOME                               4

          CONSOLIDATED STATEMENTS OF CASH FLOWS                         5-6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7-10

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OPERATIONS             11-12


PART II - OTHER INFORMATION                                              13


SIGNATURES                                                               14


                                  SPORT-HALEY, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                                SEPTEMBER 30,          JUNE 30,
                                                                                     1998               1998
                                                                              ----------------   ----------------
                                                                                 (UNAUDITED)            (NOTE)
                                                      ASSETS
Current assets:
         Cash and cash equivalents                                            $         4,440    $         6,502
         Short-term investments and marketable securities                                 972                 13
         Accounts receivable, net of allowances of
                  $54,000 and $155,000, respectively                                    6,101              6,554
         Inventories                                                                   17,569             17,893
         Other current assets                                                           1,582              1,403
                                                                              ----------------   ----------------
                                                                                       30,664             32,365
                                                                              ----------------   ----------------

Property and equipment                                                                  4,013              4,193
Property held under capital leases                                                         --                  7
         Less accumulated depreciation                                                 (1,298)            (1,455)
                                                                              ----------------   ----------------
                                                                                        2,715              2,745
                                                                              ----------------   ----------------
Other assets:
         Other assets                                                                     270                126
                                                                              ----------------   ----------------
                                                                              $        33,649    $        35,236
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                     $           351    $         1,862
         Note payable                                                                     500                500
         Accrued income taxes                                                             351                318
         Accrued commissions and other expenses                                           672              1,027
                                                                              ----------------   ----------------
                                                                                        1,874              3,707
                                                                              ----------------   ----------------
Long-term liabilities:
         Other                                                                             --                  4
                                                                              ----------------   ----------------
                                                                                        1,874              3,711
                                                                              ----------------   ----------------

Minority interest                                                                          50                 60

Stockholders' equity:
         Preferred stock, no par value; 1,500,000 shares
                  authorized; none issued and outstanding                                  --                 --
         Common stock, no par value;
                  15,000,000 shares authorized; 4,455,254 and
                  4,512,962 shares issued and outstanding, respectively                17,783             18,416
         Additional paid in capital                                                       663                598
         Retained earnings                                                             13,279             12,451
         Accumulated other comprehensive income                                            --                 --
                                                                              ----------------   ----------------
                                                                                       31,725             31,465
                                                                              ----------------   ----------------
Total Liabilities and Stockholders' Equity                                    $        33,649    $        35,236
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------


Note:  Taken from the audited balance sheet at that date.

                                 SPORT-HALEY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1998           1997
                                                     -------------   -------------
                                                      (UNAUDITED)     (UNAUDITED)
Net sales                                             $      7,496   $      6,835

Cost of goods sold                                           4,609          4,258
                                                     -------------   -------------

Gross profit                                                 2,887          2,577

Selling, general and administrative expense                  1,842          1,652
                                                     -------------   -------------

Income from operations                                       1,045            925

Other income (expense):
         Other income, net                                     119            107
                                                     -------------   -------------

Income before income taxes and
         minority interest                                   1,164          1,032

Minority interest income                                        13             --

Provision for income taxes                                     350            280
                                                     -------------   -------------

Net income                                            $        827   $        752
                                                     -------------   -------------

Other comprehensive income:
         Unrealized holding losses on available for
                  sale securities                               --           (164)
                                                     -------------   -------------

Comprehensive income                                  $        827   $        588
                                                     -------------   -------------
                                                     -------------   -------------


Net income per common share - basic                   $       0.18   $       0.16

Net income per common share - diluted                 $       0.18   $       0.16


                                           SPORT-HALEY, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1998           1997
                                                                     -----------   ------------
                                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $   827        $   752

Adjustments to reconcile net income to net cash
         provided by operating activities:
                  Depreciation and amortization                          131            132
                  Amortization of investment premium                      --             17
                  Allowance for doubtful accounts                         15             93
                  Stock option compensation                               65             67
                  Realized loss on investment                             --             52

Cash provided (used) due to changes in assets and liabilities:
         Short-term investments to maturity                               --           (699)
         Accounts receivable                                             438            380
         Inventory                                                       324           (774)
         Other assets                                                   (322)          (158)
         Accounts payable                                             (1,511)            26
         Accrued commissions and other expenses                         (355)           615
         Accrued income taxes                                             34            302
         Other liabilities                                                (4)            (4)
         Minority interest                                               (10)            --
                                                                     -----------   ------------

                  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES      (368)           801
                                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed assets                                       (101)          (154)
         Purchases of held to maturity investments                      (959)            --
                                                                     -----------   ------------

                  NET CASH USED BY INVESTING ACTIVITIES               (1,060)          (154)
                                                                     -----------   ------------


                               SPORT-HALEY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            1998              1997
                                                        -----------       -----------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligation       $   --             $     (1)
     Repurchase of common stock                               (650)
     Net proceeds from issuance of common stock                 16                112
                                                        -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES           (634)               111
                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH                             (2,062)               758

CASH AND CASH EQUIVALENTS, BEGINNING                         6,502             10,273
                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, ENDING                         $  4,440           $ 11,031
                                                        -----------       -----------
                                                        -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

          Income taxes                                    $    330           $      4
                                                        -----------       -----------
                                                        -----------       -----------
          Interest                                        $     10           $   --
                                                        -----------       -----------
                                                        -----------       -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     At September 30, 1997, the Company had unrealized holding losses on marketable securities of approximately $164,000.


                              SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 1998. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

               The management of the Company believes that the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

               The consolidated financial statements include the account of Sport-Haley, Inc., and its majority owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

               Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

NOTE 2    INVENTORIES

               Inventories at September 30, 1998 consist of the following:



                    Raw materials            $  6,786,546
                    Finished goods             10,782,170
                                             ------------
                                             $ 17,568,716
                                             ------------
                                             ------------

NOTE 3    INCOME TAXES

               The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of September 30, 1998, are as follows:


                                              Current            Long-Term
                                             ---------           ---------
                    Deferred tax liability   $       -           $       -
                    Deferred tax asset         107,262              21,458
                                             ---------           ---------
                                             $ 107,262           $  21,458
                                             ---------           ---------
                                             ---------           ---------

                              SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    INCOME TAXES (Continued)

               The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at September 30, 1998, are as follows:


                                                         Tax Effect
                                       Difference    Current   Long-Term
                                       ----------    -------   ---------
   Loss on stock                         $ 221,153   $  86,200  $      -
   Allowance for doubtful accounts          54,005      21,062         -
   Stock option compensation               485,367           -   189,293
   Accumulated depreciation                430,345           -  (167,835)
                                                     ---------  --------
                                                     $ 107,262  $ 21,458
                                                     ---------  --------
                                                     ---------  --------

   The components of income tax expenses are as follows:


   Current:
        Federal                          $ 314,200
        State                               49,650
                                         ---------
                                           363,850
                                         ---------

   Deferred:
        Federal                            (12,319)
        State                               (1,812)
                                          ---------
                                           (14,131)
                                          ---------
                                         $ 349,719
                                         ----------
                                         ----------


NOTE 4    REPURCHASE OF COMMON STOCK

               The repurchase of the Company's common stock is based upon the Board of Director's belief the Company's common stock is under priced given its earnings and prospects for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock.

               During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Additionally the Board of Directors authorized increases of 150,000 common shares during October 1996 and 1997, respectively, that may be purchased, thus bringing the total common shares authorized for repurchase under the plan to 450,000 shares. During September 1998, the Company's Board of Directors authorized another increase of an additional 400,000 common shares that the Company may repurchase thus bringing the

                              SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    REPURCHASE OF COMMON STOCK (continued)

               total common shares authorized for repurchase to 850,000. Through September 30, 1998, the Company has repurchased a total of 460,000 shares of its common stock at a cost of approximately $5.4 million.

               From October 1, 1998 through November 9, 1998, the Company repurchased an additional 32,000 shares of its common stock at a cost of approximately $286,000.

NOTE 5    COMMON STOCK OPTIONS

               At September 30, 1998, the Company had outstanding options to purchase 439,630 shares of common stock at prices ranging from $2.50 to $14.25, with expiration dates between March 15, 2002 and September 22, 2008. During the three months ended September 30, 1998, option holders exercised and purchased 2,292 shares of the Company's common stock. The Company realized gross proceeds of approximately $16,000. During the quarter ending September 30, 1998, the Company cancelled 7,500 options to purchase common shares granted to individuals no longer covered under the Company's option plan.

               Included in the Company's first quarter net income is a charge of approximately $65,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.


NOTE 6    EARNINGS PER SHARE

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted net income per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                                 FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                                 ---------------------------------------

                                                   Net       Weighted
                                                 Income    Average Shares       Per Share
                                                 ------    --------------       ---------
   Net Income Per Common Share
   ---------------------------
   Basic and Diluted Net Income                  $827,000     4,501,946         $ 0.18

   Effect of Dilutive Securities
                     Warrants                           -             -
                     Options                            -             -
                                                ---------      ---------
   Diluted Net Income Per Share                  $827,000      4,501,946        $ 0.18
                                                ---------      ---------        ----------
                                                ---------      ---------        ----------


                              SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6            EARNINGS PER SHARE (continued)


                                            FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                           ---------------------------------------
   Net Income Per Common Share
   ---------------------------
   Basic and Diluted Net Income                  $752,000      4,659,185        $ 0.16

   Effect of Dilutive Securities
                Warrants                               -          28,183
                Options                                -         112,437
                                                 --------      ---------
   Diluted Net Income Per Share                  $752,000      4,799,805        $ 0.16
                                                 --------      ---------        ------
                                                 --------      ---------        ------



NOTE 7         YEAR 2000 ISSUE

               The Company is cognizant of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems not able to recognize the date correctly could generate erroneous data or fail.

               As a result, in slightly over one year computer systems and/or software used by the Company will need to be tested and upgraded, if necessary, to comply with such Year 2000 requirements. The Company continues to address this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems and is presently evaluating and upgrading its software and hardware, so that its computer systems will function properly with respect to Year 2000 and beyond. The costs associated with the Company's Year 2000 initiative are charged to expense as incurred and are not material to its financial position and results of operations. The Company has initiated discussions with significant suppliers and financial institutions with whom the Company has a relationship, to ensure those parties have appropriate plans to remediate Year 2000 issues particularly where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable, should those organizations fail to properly remediate their computer systems.

                              SPORT-HALEY, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial position continues to be strong as a result of growth in net sales and an increase in net income. The Company intends to rely on cash generated from operations and investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the quarter ended September 30, 1998, current assets and current liabilities decreased by approximately $1.7 million and $1.8 million, respectively. The decreases are attributed to the use of current assets to reduce current liabilities.

For the three months ended September 30, 1998, the Company spent approximately $101,000 for property and equipment, primarily for office furniture and equipment and computer equipment.

The Company received proceeds of approximately $16,000 from the exercise of stock options during the quarter ended September 30, 1998. Stockholders' equity increased by approximately $260,000 for the quarter due primarily from net income of $827,000, which was offset by the repurchase of the Company's common stock at a cost of approximately $650,000.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first quarter ended September 30, 1998, were approximately $7.5 million, an increase of approximately $661,000, or 9%, from net sales of $6.8 million for the same quarter in the prior fiscal year. The increase in net sales is due to a combination of factors, including a wider distribution of the women's and men's product lines.

The Company's gross profit, as a percentage of net sales, was 38% for both the quarter ended September 30, 1998, and for the same quarter in the prior fiscal year.

Selling, general and administrative expenses increased by approximately $190,000 or 11% to $1.8 million for the first quarter ended September 30, 1998, from $1.7 million for the same quarter in the prior fiscal year. The increase can be attributed to commissions paid to independent sales representatives on higher sales volume, increased advertising and general administration expenditures.

                              SPORT-HALEY, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Other income (expense) increased by approximately $8,000 for the first fiscal quarter ended September 30, 1998 as compared to the same quarter in the prior fiscal year. The increase is attributed to the write-down in the carrying value of an available for sale investment security in the prior fiscal year.

Income before provision for income taxes and minority interest increased by approximately $132,000, or 13%, for the first fiscal quarter ended September 30, 1998, from $1.0 million for the same quarter in the prior fiscal year.

The Company's effective tax rates for the quarters ended September 30, 1998 and September 30, 1997 were approximately 30% and 27%, respectively. The increase in the effective rate for the current quarter was due to the reduction in certain stock option tax deductions net of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION book deductions.

Net income increased by approximately $75,000 or 25% to $827,000 for the first fiscal quarter ended September 30, 1998 from approximately $752,000 for the same quarter in the prior fiscal year.

Basic and diluted net income per share was $.18 for the quarter ended September 30, 1998. This compares to basic and diluted earnings per share of $.16 per share for the same quarter in the prior fiscal year.

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

                                             SPORT-HALEY, INC.
                                             (Registrant)



Date:     November 12, 1998                  /s/ Robert G. Tomlinson
          -----------------                  ------------------------
                                             Robert G. Tomlinson
                                             Chief Executive Officer




Date:     November 12, 1998                  /s/ Steve S. Auger
          -----------------                  ------------------------
                                             Steve S. Auger
                                             Chief Accounting Officer