Form 10-Q
period 1998-12-31
SPORT HALEY INC
filed 1999-02-16
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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
Yes X   No
   ---    ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT FEBRUARY 9, 1999
         COMMON STOCK, NO PAR VALUE                      4,408,362

     Transitional Small Business Disclosure Format (check one):
     Yes        No   X
         -----     -----

                                      INDEX

                                                                            PAGE
                                                                            ----
PART 1 - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                           3

       CONSOLIDATED STATEMENTS OF INCOME &
                  COMPREHENSIVE INCOME                                       4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                5-6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7-12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS             13-14


PART II - OTHER INFORMATION                                                  15


SIGNATURES                                                                 16-17

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,              JUNE 30,
                                                                            1998                    1998
                                                                       -------------           -------------
                                                                        (UNAUDITED)                (NOTE)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $       5,792           $       6,502
     Short-term investments and marketable securities                             13                      13
     Accounts receivable, net of allowances of
       $57,000 and $155,000, respectively                                      5,442                   6,554
     Inventories                                                              17,399                  17,893
     Other current assets                                                      1,260                   1,403
                                                                       -------------           -------------
                                                                              29,906                  32,365
                                                                       -------------           -------------
Property and equipment                                                         4,275                   4,193
Property held under capital leases                                                 -                       7
     Less, accumulated depreciation                                           (1,415)                  1,455)
                                                                       --------------          --------------
                                                                               2,860                   2,745
                                                                       -------------           -------------
Other assets:
     Other assets                                                                139                     126
                                                                       -------------           -------------
                                                                       $      32,905           $      35,236
                                                                       -------------           -------------
                                                                       -------------           -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $         201           $       1,862
     Note payable                                                                600                     500
     Accrued income taxes                                                          -                     318
     Accrued commissions and other expenses                                      538                   1,027
                                                                       -------------           -------------
                                                                               1,339                   3,707
Long-term liabilities:
     Other                                                                         -                       4
                                                                       -------------           -------------

                                                                               1,339                   3,711
                                                                       -------------           -------------

Minority Interest                                                                (36)                     60
                                                                       --------------          -------------

Stockholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                                     -                       -
     Common stock, no par value;
       15,000,000 shares authorized; 4,408,362 and
       4,512,962 shares issued and outstanding, respectively                  17,324                  18,416
     Additional paid in capital                                                  728                     598
     Retained earnings                                                        13,550                  12,451
     Accumulated other comprehensive income                                        -                       -
                                                                       -------------           -------------
                                                                              31,602                  31,465
                                                                       -------------           -------------
Total Liabilities and Stockholders' Equity                             $      32,905           $      35,236
                                                                       -------------           -------------
                                                                       -------------           -------------

            Note: Taken from the audited balance sheet at that date.

                                SPORT-HALEY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                      1998              1997               1998            1997
                                                   -----------       -----------        -----------     ----------
                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
Net sales                                          $     5,640       $     6,464        $    13,136     $   13,299

Cost of goods sold                                       3,713             4,059              8,322          8,317
                                                   -----------       -----------        -----------     ----------

Gross profit                                             1,927             2,405              4,814          4,982

Selling, general and administrative expense              1,670             1,717              3,512          3,369
                                                   -----------       -----------        -----------     ----------

Income from operations                                     257               688              1,302          1,613

Other income (expense):
     Other income, net                                     112               193                231            352
                                                   -----------       -----------        -----------     ----------

Income before income taxes and
     minority interest                                     369               881              1,533          1,965


Minority interest income                                    85                 -                 98              -

Provision for income taxes                                 182                92                532            372
                                                   -----------       -----------        -----------     ----------

Net income                                                 272               789              1,099          1,593
                                                   -----------       -----------        -----------     ----------

Other comprehensive income:
      unrealized holding losses on
     available for sale securities                           -                 -                  -            (52)
                                                   -----------       -----------        -----------     ----------

Comprehensive income                               $       272       $       789        $     1,099     $    1,541
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

Basic earnings per common share                    $      0.07       $      0.17        $      0.25     $     0.33
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

Diluted earnings per common share                  $      0.07       $      0.17        $      0.25     $     0.33
                                                   -----------       -----------        -----------     ----------
                                                   -----------       -----------        -----------     ----------

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           1998                    1997
                                                                       -------------           -------------
                                                                        (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $       1,099           $       1,541
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                               289                     274
     Amortization of investment premium                                            -                      26
     Deferred taxes, net                                                           8                       -
     Allowance for doubtful accounts                                              30                     (11)
     Stock option compensation                                                   131                     155
     Realized loss on investment                                                   -                      52

Cash provided (used) due to changes in assets and liabilities:
     Short-term investments to maturity                                            -                   1,319
     Accounts receivable                                                       1,112                     719
     Inventory                                                                   494                  (4,162)
     Other current assets                                                        133                    (150)
     Accounts payable                                                         (1,660)                   (366)
     Accrued commissions and other expenses                                     (489)                  1,258
     Accrued income taxes                                                       (317)                      -
     Other liabilities                                                            (4)                      -
     Minority interest                                                           (98)                      -
                                                                       -------------           -------------
     Net cash provided by operating activities                                   728                     655
                                                                       -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on note payable                                                     100                       -
     Principal payments on capital lease obligation                                -                      (1)
     Net proceeds from issuance of common stock                                   46                     395
     Repurchase of common stock                                               (1,138)                 (2,488)
                                                                       --------------          -------------

     Net cash provided by financing activities                         $        (992)          $      (2,094)
                                                                       --------------          --------------

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           1998                    1997
                                                                       -------------           -------------
                                                                        (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          $        (491)          $        (311)
     Disposal of assets                                                           45                      77
                                                                       -------------           -------------

     Net cash used by investing activities                                      (446)                   (234)
                                                                       --------------          --------------

     Net increase (decrease) in cash                                            (710)                 (1,673)

CASH AND CASH EQUIVALENTS, BEGINNING                                           6,502                  10,273
                                                                       -------------           -------------

CASH AND CASH EQUIVALENTS, ENDING                                      $       5,792           $       8,600
                                                                       -------------           -------------
                                                                       -------------           -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

       Income taxes                                                    $         694           $         466
                                                                       -------------           -------------
                                                                       -------------           -------------

       Interest                                                        $          22           $           -
                                                                       -------------           -------------
                                                                       -------------           -------------

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

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements dated June 30, 1998. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.


NOTE 2    INVENTORIES

          Inventories at December 31, 1998 consist of the following:

               Raw materials                          $   5,856,851
               Finished goods                            11,542,073
                                                      -------------
                                                      $  17,398,924
                                                      -------------
                                                      -------------

NOTE 3    INCOME TAXES

          The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of December 31, 1998 are as follows:

                                              Current           Long-Term
                                              -------           ----------
               Deferred tax (liability)    $           -      $           -
               Deferred tax asset                108,342             14,142
                                           -------------      -------------
                                           $     108,342      $      14,142
                                           -------------      -------------
                                           -------------      -------------

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    INCOME TAXES (Continued)

          The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at December 31, 1998 are as follows:

                                                                        Tax Effect
                                                   Difference     Current      Long-Term
                                                   ----------     -------      ---------
               Loss on stock                       $   221,153    $   86,200   $         -
               Allowance for doubtful accounts          56,774        22,142             -
               Stock option compensation               525,918             -       205,109
               Accumulated depreciation                489,660             -      (190,967)
                                                                  ----------   -----------
                                                                  $  108,342   $    14,142
                                                                  ----------   -----------
                                                                  ----------   -----------


          The components of income tax expenses are as follows:

               Current:
                  Federal                          $   466,600
                  State                                 73,800
                                                   -----------
                                                       540,400
                                                   -----------
               Deferred:
                  Federal                               (6,817)
                  State                                 (1,078)
                                                   -----------
                                                        (7,895)
                                                   -----------
                                                   $   532,505
                                                   -----------
                                                   -----------

NOTE 4    REPURCHASE OF COMMON STOCK

          The repurchase of the Company's common stock is based upon the Board of Director's belief the Company's common stock is under priced given its earnings and prospects for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company are canceled and returned to the status of authorized but unissued common stock.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    REPURCHASE OF COMMON STOCK (continued)


          During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Additionally the Board of Directors authorized increases of 150,000 common shares during October 1996 and 1997, respectively, that may be purchased, thus bringing the total common shares authorized for repurchase under the plan to 450,000 shares. During September 1998, the Company's Board of Directors authorized another increase of an additional 400,000 common shares that the Company may repurchase thus bringing the total common shares authorized for repurchase to 850,000. Through December 31, 1998, the Company had repurchased a total of 572,000 shares of its common stock at a cost of approximately $5.8 million.


NOTE 5    COMMON STOCK OPTIONS

          At December 31, 1998, the Company had outstanding options to purchase 436,099 shares of common stock at prices ranging from $2.50 to $12.75, with expiration dates between March 15, 2002 and August 10, 2008. During the three months ended December 31, 1998, option holders exercised and purchased 5,108 shares of the Company's common stock. The Company realized gross proceeds of approximately $29,000.

          During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market prices of the Company's common stock.

          Included in the Company's six months net income is a charge of approximately $131,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

                               SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    EARNINGS PER SHARE

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted net income per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                                    THREE MONTHS ENDED DECEMBER 31, 1998
                                                   --------------------------------------
                                                         Net
                                                       Income        Shares       Per Share
                                                       ------        ------       ---------
          BASIC EARNINGS PER SHARE
              Income available
                 to common shareholders            $  271,000       4,425,208      $   0.07
                                                                                   --------
                                                                                   --------
          Effect of Dilutive Securities
              Warrants                                                      -
              Options, net of future tax benefit                            -
                                                   ----------       ---------
          DILUTED EARNINGS PER SHARE               $  271,000       4,425,208      $   0.07
                                                   ----------       ---------      --------
                                                   ----------       ---------      --------

                                                      SIX MONTHS ENDED DECEMBER 31, 1998
                                                   ---------------------------------------
                                                       Net
                                                     Income          Shares       Per Share
                                                     ------          ------       ---------
          BASIC EARNINGS PER SHARE
              Income available
                 to common shareholders            $1,099,000       4,463,597      $   0.25
                                                   ----------       ---------      --------
          Effect of Dilutive Securities
              Warrants                                                      -
              Options, net of future tax benefit                            -
                                                   ----------       ---------
          DILUTED EARNINGS PER SHARE               $1,099,000       4,463,577      $   0.25
                                                   ----------       ---------      --------
                                                   ----------       ---------      --------

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    EARNINGS PER SHARE (continued)


                                                    THREE MONTHS ENDED DECEMBER 31, 1997
                                                   --------------------------------------
                                                       Net
                                                     Income        Shares       Per Share
                                                     ------        ------       ---------
          BASIC EARNINGS PER SHARE
              Income available
                 to common shareholders            $  789,000     4,600,992      $   0.17
                                                                                 --------
                                                                                 --------
          Effect of Dilutive Securities
              Warrants                                               17,242
              Options, net of future tax benefit                     42,615
                                                   ----------     ---------
          DILUTED EARNINGS PER SHARE               $  789,000     4,660,849      $   0.17
                                                   ----------     ---------      --------
                                                   ----------     ---------      --------

                                                      SIX MONTHS ENDED DECEMBER 31, 1997
                                                   ---------------------------------------
                                                        Net
                                                      Income        Shares       Per Share
                                                      ------        ------       ---------
          BASIC EARNINGS PER SHARE
              Income available
                 to common shareholders            $1,541,000     4,630,563      $   0.33
                                                                                 --------
                                                                                 --------
          Effect of Dilutive Securities
              Warrants                                               17,242
              Options, net of future tax benefit                     42,615
                                                   ----------     ---------

          DILUTED EARNINGS PER SHARE               $1,541,000     4,690,420     $    0.33
                                                   ----------     ---------     ---------
                                                   ----------     ---------     ---------

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

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7    YEAR 2000 ISSUE (continued)

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

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's financial position improved marginally as a result of ongoing profitability. The Company intends to rely on cash generated from operations and investments to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit.

During the six months ended December 31, 1998, current assets and current liabilities decreased by approximately $2.5 million and $2.4 million, respectively. The decreases are primarily attributable to the use of current assets to reduce current liabilities.

For the six months ended December 31, 1998, the Company spent approximately $491,000 for property and equipment. These expenditures were for office furniture and equipment.

The Company received proceeds of approximately $46,000 from the exercise of stock options during the six months ended December 31, 1998. Stockholders' equity increased by approximately $137,000 for the six month period. Net income increased stockholders' equity by approximately $1.1 million while the Company expended approximately $1.1 million to repurchase 112,000 shares of its common stock.


RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the quarter ended December 31, 1998, were approximately $5.6 million, a decrease of approximately $824,000, or 13%, from net sales of $6.5 million for the same quarter in the prior fiscal year. Net sales for the six months ended December 31, 1998 were $13.1 million. This is a decrease of $163,000 or 1%, over the same six month period of the prior fiscal year. Management attributes the decrease in net sales for the quarter ended December 31, 1998 to slower sales to golf professional shops, many of which had larger spring inventories remaining from prior purchases than in past years.

The Company's gross profit declined approximately $478,000 and $168,000 for the three months and the six months ended December 31, 1998. Gross profit as a percentage of sales declined to 34% from 37% for the quarter ended December 31, 1998, and remained at 37% for the six month periods ended December 31, 1998 and 1997.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses decreased by approximately $47,000 or 3% for the quarter ended December 31, 1998, from $1.7 million for the same quarter in the prior fiscal year. For the six months ended December 31, 1998, these costs increased by approximately $143,000, or 4% from $3.4 million in the same six month period in the prior fiscal year. The decrease for the quarter ended December 31, 1998 reflects the efforts of the Company to reduce the costs associated with selling, general and administrative expenses. The increase for this six months can mainly be attributed to costs incurred related to the corporate sales program, less the reduced costs savings effect.

Other income decreased by approximately $81,000 and $121,000 for the three months and the six months ended December 31, 1998 as compared to the same quarter in the prior fiscal year. The decrease can be attributed to lower cash balances available for investing, resulting in lower interest income. The lower cash balances were the result of the Company's repurchase of its common stock on the open market.

Income before provision for income taxes and minority interest decreased by approximately $512,000, or 58%, for the quarter ended December 31, 1998, from $881,000 for the same quarter in the prior fiscal year. Income before provisions for income taxes decreased by approximately $432,000 or 22% for the six months ended December 31, 1998, from $2.0 million in the same period in the prior fiscal year.

The Company's effective tax rates for the quarters ended December 31, 1998 and December 31, 1997 were approximately 40% and 10%, respectively. The effective tax rates for the six month periods ended December 31, 1998 and 1997, were 33% and 19%, respectively. The significant increase in the effective rate for the current fiscal periods are primarily due to the reduction in certain stock option tax deductions net of FASB 123-Accounting for Stock Based Compensation book deductions.

Net income was $272,000 and $1.1 million for the three month and the six month periods ended December 31, 1998. This represents a decrease of approximately $517,000 or 66% and $442,000 or 29%, respectively, when compared to the same three and six month periods in the prior fiscal year.

Earnings for the December 1998 fiscal quarter were effected by costs incurred for the Company's new corporate sales program, less interest income, and a higher effective tax rate.

The basic and diluted earnings per share were $.07 for the quarter ended December 31, 1998. This compares to basic and diluted earnings per share of $.17 for the same quarter in the prior fiscal year. The six month basic and diluted earnings per share at December 31, 1998 were $.25. This compares to basic and diluted earnings per share of $.33 per share for the same six month period in the prior fiscal year.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION



ITEM 1     LEGAL PROCEEDINGS - None

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4     SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5     OTHER INFORMATION - NONE

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS

             10.3.2 BUSINESS LOAN AGREEMENT, dated November 5, 1998, by and between U.S. Bank National Association and the Company and its 52% owned subsidiary B & L Sportswear, Inc.

             27        FINANCIAL DATA SCHEDULE

           (B)  REPORTS ON FORM 8-K - NONE

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SPORT-HALEY, INC.
                                             (Registrant)



Date:     February 11, 1999                  /s/ Robert G. Tomlinson
          -----------------                  -----------------------
                                             Robert G. Tomlinson
                                             Chief Executive Officer


Date:     February 11, 1999                  /s/ Steve S. Auger
          -----------------                  ------------------
                                             Steve S. Auger
                                             Chief Accounting Officer