Form 10-Q
period 1999-03-31
SPORT HALEY INC
filed 1999-05-17
CIK 892653

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                _____  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    EXCHANGE ACT


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   Yes  __X__    No  _____

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING AT MAY 10, 1999
     COMMON STOCK, NO PAR VALUE                        4,297,552

     Transitional Small Business Disclosure Format (check one):  Yes  _____
No __X__

                                        INDEX


                                                                   PAGE
                                                                 ---------
PART 1 - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                 3

          CONSOLIDATED STATEMENTS OF INCOME &                         4
                COMPREHENSIVE INCOME

          CONSOLIDATED STATEMENTS OF CASH FLOWS                     5-6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7-12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OPERATIONS        13-15


PART II - OTHER INFORMATION                                       16-17


SIGNATURES                                                           18

                                 SPORT-HALEY, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                 MARCH 31,           JUNE 30,
                                                   1999                1998
                                                -----------         ----------
                                                (UNAUDITED)           (NOTE)
                            ASSETS
                            ------
Current assets:
     Cash and cash equivalents                   $   5,735           $   6,502
     Short-term investments and
     marketable securities                              13                  13
     Accounts receivable, net of allowances of
       $79,000 and $155,000, respectively            7,570               6,554
     Inventories                                    15,545              17,893
     Other current assets                            1,490               1,403
                                                -----------         ----------
                                                    30,353              32,365
                                                -----------         ----------
Property and equipment                               4,484               4,193
Property held under capital leases                       -                   7
     Less, accumulated depreciation                 (1,565)             (1,455)
                                                -----------         ----------
                                                     2,919               2,745
                                                -----------         ----------
Other assets:
     Other assets                                      156                 126
                                                -----------         ----------
                                                 $  33,428           $  35,236
                                                -----------         ----------
                                                -----------         ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                            $     355           $   1,862
     Note payable                                      600                 500
     Accrued expenses                                  961               1,345
                                                -----------         ----------
                                                     1,916               3,707
Long-term liabilities:
     Other                                               -                   4
                                                -----------         ----------
                                                     1,916               3,711
                                                -----------         ----------
Minority interest                                      (89)                 60
                                                -----------         ----------

Stockholders' equity:
     Preferred stock, no par value; 1,500,000
       shares authorized; none issued and
       outstanding
     Common stock, no par value;
       15,000,000 shares authorized; 4,362,552
       and 4,512,962 shares issued and
       outstanding, respectively                    16,852              18,416
     Additional paid in capital                        794                 598
     Retained earnings                              13,955              12,451
     Accumulated other comprehensive income              -                   -
                                                -----------         ----------
                                                    31,601              31,465
                                                -----------         ----------
Total Liabilities and Stockholders' Equity       $  33,428           $  35,236
                                                -----------         ----------
                                                -----------         ----------

              Note:  Taken from the audited balance sheet at that date.

                                  SPORT-HALEY, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 MARCH 31,                    MARCH 31,
                                        --------------------------     ------------------------
                                            1999          1998             1999        1998
                                        -----------    -----------     -----------  -----------
                                        (UNAUDITED)    (UNAUDITED)     (UNAUDITED)  (UNAUDITED)

Net sales                                 $ 8,000       $   8,610       $ 21,135     $ 21,911

Cost of goods sold                          5,614           4,996         13,935       13,313
                                        -----------    -----------     -----------  -----------
Gross profit                                2,386           3,614          7,200        8,598

Selling, general and
 administrative expense                     1,863           1,986          5,375        5,355
                                        -----------    -----------     -----------  -----------
Income from operations                        523           1,628          1,825        3,243

Other income (expense):
     Other income - net                       106             122            337          474
                                        -----------    -----------     -----------  -----------
Income before income taxes and
   minority interest                          629           1,750          2,162        3,717
Minority interest                              53               -            151            -
Provision for income taxes                   (277)           (344)          (809)        (716)
                                        -----------    -----------     -----------  -----------
Net income                                    405           1,406          1,504        3,001
                                        -----------    -----------     -----------  -----------
Other comprehensive income:
     Unrealized holding losses on
        available for sale securities           -             (47)             -          (99)
                                        -----------    -----------     -----------  -----------
Comprehensive income                      $   405       $   1,359       $  1,504     $  2,902
                                        -----------    -----------     -----------  -----------
                                        -----------    -----------     -----------  -----------
Basic earnings per common share           $   .09       $    0.30       $    .34     $   0.63
                                        -----------    -----------     -----------  -----------
                                        -----------    -----------     -----------  -----------
Diluted earnings per common share         $   .09       $    0.30       $    .34     $   0.63
                                        -----------    -----------     -----------  -----------
                                        -----------    -----------     -----------  -----------

                               SPORT-HALEY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1999         1998
                                                                      -----------  -----------
                                                                      (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $  1,504     $  2,902
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          431          395
     Amortization of goodwill                                                 7            -
     Deferred taxes, net                                                    (21)         (15)
     Allowance for doubtful accounts                                        105           48
     Stock option compensation                                              196          230

Cash provided (used) due to changes in assets and liabilities:
   Short-term investments to maturity                                         -         (755)
   Accounts receivable                                                   (1,045)      (1,097)
   Inventory                                                              2,348       (6,058)
   Other current assets                                                    (138)      (1,151)
   Accounts payable                                                      (1,507)         595
   Accrued commissions and other expenses                                   (66)         338
   Accrued income taxes                                                    (318)         319
   Other liabilities                                                         (4)          20
   Minority interest                                                       (149)           -
                                                                      -----------  -----------
   Net cash provided by operating activities                              1,343       (4,229)
                                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance on note payable                                                  100            -
   Principal payments on capital lease obligation                             -           (1)
   Net proceeds from issuance of common stock                               205          525
   Repurchase of common stock                                            (1,769)      (2,711)
                                                                      -----------  -----------
   Net cash provided by financing activities                           $ (1,464)    $ (2,187)
                                                                      -----------  -----------

                               SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                          1999         1998
                                                                      -----------  -----------
                                                                      (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          $  (684)      $  (586)
     Disposal of assets                                                     38           192
                                                                      -----------  -----------
     Net cash used by investing activities                                (646)         (394)
                                                                      -----------  -----------
     Net increase (decrease) in cash                                      (767)       (6,810)

CASH AND CASH EQUIVALENTS, BEGINNING                                     6,502        10,273
                                                                      -----------  -----------

CASH AND CASH EQUIVALENTS, ENDING                                      $ 5,735       $ 3,463
                                                                      -----------  -----------
                                                                      -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

       Income taxes                                                    $   694       $   466
                                                                      -----------  -----------
                                                                      -----------  -----------
       Interest                                                        $    32       $    16
                                                                      -----------  -----------
                                                                      -----------  -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:



At March 31, 1998, the Company has unrealized holding losses on marketable securities of approximately $196,000 of which $98,700 has been charged off in the Company's statement of income at March 31, 1998.

                                 SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


NOTE 2    INVENTORIES

          Inventories at March 31, 1999 consist of the following:

                    Raw materials       $     6,544,300
                    Finished goods            9,001,000
                                        ---------------
                                        $    15,545,300
                                        ---------------
                                        ---------------


NOTE 3    INCOME TAXES

          The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of March 31, 1999, are as follows:

                                           Current          Long-Term
                                        ------------       ------------
               Deferred tax (liability) $          -        $         -
               Deferred tax asset            106,800             29,200
                                        ------------       ------------
                                        $    106,800        $    29,200
                                        ------------       ------------
                                        ------------       ------------

                                  SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3    INCOME TAXES (Continued)

          The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at March 31, 1999, are as follows:

                                                             Tax Effect
                                        Difference      Current      Long-Term
                                        ----------    ---------      ---------
                    Loss on stock       $ 221,000      $ 86,200      $      -
                    Allowance for
                     doubtful accounts     52,700        20,600             -
                    Stock option
                     compensation         591,400             -       230,600
                    Accumulated
                     depreciation         516,000             -      (201,400)
                                                      ---------      ---------
                                                      $ 106,800      $ 29,200
                                                      ---------      ---------
                                                      ---------      ---------

          The components of income tax expenses are as follows:

                    Current:
                         Federal        $ 717,200
                         State            113,600
                                        ---------
                                          830,800
                                        ---------

                    Deferred:
                         Federal          (18,500)
                         State             (2,900)
                                        ---------
                                          (21,400)
                                        ---------
                                        $ 809,400
                                        ---------
                                        ---------

NOTE 4    REPURCHASE OF COMMON STOCK

          The repurchase of the Company's common stock is based upon the Board of Director's belief that the Company's common stock is underpriced given its book value, earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in private negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be cancelled and returned to the status of authorized but unissued common stock.

                               SPORT-HALEY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    REPURCHASE OF COMMON STOCK , (Continued)

          During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Through March 31, 1999, the Company's Board of Directors have authorized further increases in the total number of shares of common stock that the Company may repurchase from 150,000 shares to a total of 850,000 shares. Through March 31, 1999, Company had repurchased a total of 582,000 shares of its common stock at a cost of approximately $6.5 million.

          Subsequent to March 31, 1999, the Company's Board of Directors authorized an additional increase of 200,000 shares the Company can repurchase under its repurchase program. From April 1, 1999 through May 10, 1999, the Company repurchased an additional 65,000 shares of its common stock at a cost of approximately $332,000.


NOTE 5    COMMON STOCK OPTIONS

          At March 31, 1999, the Company had outstanding options to purchase 437,826 shares of common stock at prices ranging from $2.50 to $12.06, with expiration dates between March 15, 2002 and January 4, 2009. During the three months ended March 31, 1999, option holders exercised and purchased 1,940 shares of the Company's common stock. The Company realized gross proceeds of approximately $15,000.

          During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market prices of the Company's common stock.

          Included in the Company's nine month net income is a charge of approximately $196,000, which is a result of applying the Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

                               SPORT-HALEY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6    EARNINGS PER SHARE

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted net income per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                            THREE MONTHS ENDED MARCH 31, 1999
                                          ------------------------------------
                                              Net
                                            Income       Shares    Per  Share
                                          ---------   ----------   -----------
          BASIC EARNINGS PER SHARE
          Income available
            to common shareholders        $ 405,000   4,401,152      $ 0.09
                                                                   -----------
                                                                   -----------
          Effect of Dilutive Securities
              Options, net of
               future tax benefit                 -           -
                                          ---------   ---------

          DILUTED EARNINGS PER SHARE      $ 405,000   4,401,152      $ 0.09
                                          ---------   ---------    -----------
                                          ---------   ---------    -----------

                                             NINE MONTHS ENDED MARCH 31, 1999
                                          ------------------------------------
                                             Net
                                           Income      Shares       Per Share
                                          ---------   ---------    -----------
          BASIC EARNINGS PER SHARE
          Income available
            to common shareholders       $ 1,504,000   4,443,072       $ 0.34
                                                                   -----------
                                                                   -----------
          Effect of Dilutive Securities
              Options, net of future
               tax benefit                         -          -
                                         -----------   ---------

          DILUTED EARNINGS PER SHARE     $ 1,504,000   4,443,072     $  0.34
                                         -----------   ---------    -----------
                                         -----------   ---------    -----------

                                  SPORT-HALEY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6    EARNINGS PER SHARE (Continued)

                                           THREE MONTHS ENDED MARCH 31, 1998
                                          ------------------------------------
                                             Net
                                           Income      Shares       Per Share
                                          ---------   ---------    -----------
          BASIC EARNINGS PER SHARE
          Income available
          to common shareholders         $ 1,359,000   4,499,406      $ 0.30
                                                                   -----------
                                                                   -----------
          Effect of Dilutive Securities
               Warrants                                   28,120
               Options, net of
               future tax benefit                          5,628
                                         ------------  ---------
          DILUTED EARNINGS PER SHARE
                                         $ 1,359,000   4,533,154      $ 0.30
                                         -----------   ---------    -----------
                                         -----------   ---------    -----------



                                             NINE MONTHS ENDED MARCH 31, 1998
                                          ------------------------------------
                                             Net
                                           Income      Shares       Per Share
                                          ---------   ---------    -----------

          BASIC EARNINGS PER SHARE
          Income available
          to common shareholders         $ 2,902,000   4,587,482        $ 0.63
                                                                   -----------
                                                                   -----------
          Effect of Dilutive Securities
               Warrants                                   28,120
               Options, net
               of future tax benefit                       5,628
                                         -----------   ---------
         DILUTED EARNINGS PER SHARE      $ 2,902,000   4,587,482      $    0.63
                                         -----------   ---------    -----------
                                         -----------   ---------    -----------

                                 SPORT-HALEY, INC.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's financial position at March 31, 1999 compared to the same period in the prior fiscal year shows a marginal improvement due mainly to ongoing profitability. Working capital at March 31, 1999 was approximately $28.4 million compared to $26.7 million in March 31, 1998.

Cash and cash equivalents have decreased since June 30, 1998 by approximately $767,000. During the nine months ended March 31, 1999, the Company provided cash from operating activities of approximately $1.3 million. The Company, during the same nine month period, expended approximately $1.8 million to acquire 182,000 shares of its common stock. The Company considered that its current working capital position was sufficient to allow the purchase of these shares without a negative effect on working capital. Additionally, the reduction of outstanding shares is a benefit to the stockholders. The book value at March 31, 1999 per share increased by approximately $.27 per share since June 30, 1998. Additionally, the Company expended approximately $646,000 on fixed assets.

The changes in accounts receivable and inventories have a direct relationship to each other. Since June 30, 1998, inventories decreased by approximately $2.3 million from approximately $17.9 million. During the same period, receivables increased by approximately $1.0 million from approximately $6.6 million.

Other current assets increased by approximately $87,000 since June 30, 1998 to approximately $1.5 million. Most of the change was in prepaid expenses.

As mentioned above, the Company expended approximately $767,000 on fixed assets. Most of the funds were used to acquire furniture, fixtures and computer software enhancements. During the nine month period ended March 31, 1999, approximately $431,000 in depreciation and amortization was charged to current operations.

During the nine months ended March 31, 1999, the Company used approximately $1.5 million in funds to reduce the June 30, 1998 accounts payable balance of approximately $1.9 million.

The Company's subsidiary during the nine months ended March 31, 1999, borrowed an additional $100,000 which was used for operations and working capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Accrued expenses declined by approximately $384,000 since June 30, 1998 primarily due to the accruals related to year-end that had been paid.

Stockholders' equity changed by an increase in net income of $1.5 million and a net decrease in common stock of $1.6 million. Additionally, paid in capital increased by $196,000 since June 30, 1998 due to the accounting for stock based compensation under the Statement of Financial Accounting Standards No. 123.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the third quarter ended March 31, 1999, were approximately $8.0 million, a decrease of approximately $610,000, or 7% from net sales of $8.9 million for the same quarter in the prior fiscal year. Net sales for the nine months ended March 31, 1999 were $21.1 million. This is a decrease of approximately $776,000 or 3.5%, over the same nine month period of fiscal 1998.

The reduction in net sales for both the three and nine month periods is attributable to slower sales to golf professional shops, many of which had larger inventories remaining from their prior year operations then in past years. The Company has successfully disposed of a portion of its excess inventories, and the associated sale prices resulted in a reduction in gross profit margin of approximately 4%.

The Company's gross profit margin declined approximately $1.2 million and $1.4 million for the three months and the nine months ended March 31, 1999. Gross profit margin as a percentage of sales was 30% and 42% for the three month period ended March 31, 1999 and 1998, respectively. The gross profit margin as a percentage of sales declined to 34% from 39% for the nine month periods.

Selling, general and administrative expenses decreased by approximately $123,000 or 6% for the third quarter ended March 31, 1999, from $2.0 million for the same quarter in the prior fiscal year. For the nine months ended March 31, 1999, selling, general and administrative expenses increased by $20,000 from $5.4 million in the same nine month period in the prior fiscal year. As a percentage of sales, the quarters remained at 23% and the nine months increased to 25% from 24%. The decrease in actual costs for this quarter is the result of management's continued efforts to control selling and operating expenses.

Other income (expense) increased by approximately $31,000 for the three months and decreased by $38,000 for the nine months ended March 31, 1999, as compared to the same periods in the prior fiscal year. During both the three month and nine month periods ended March 31, 1999, the Company earned less income from investments due to lower cash balances available for investing. During the prior fiscal year, the Company incurred costs of approximately $99,000 associated with the write down of an investment security classified as "available for sale." The Company has not incurred similar costs during the current fiscal year period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Income before provision for income taxes and minority interest decreased by approximately $1.1 million or 63% for the third fiscal quarter ended March 31, 1999, from $1.7 million for the same quarter in the prior fiscal year. Income before provisions for income taxes and minority interest decreased by approximately $1.5 million or 40% for the nine months ended March 31, 1999, from $3.6 million in the same period in the prior fiscal year.

The subsidiary in which the Company has a 52% ownership has incurred losses for both the three month and nine month periods ended March 31, 1999. The minority interest in the loss was approximately $53,000 and $151,000, respectively.

The Company's effective tax rates for the quarters ended March 31, 1999 and March 31, 1998 were approximately 36% and 20%, respectively. The effective tax rate for the nine month periods ended March 31, 1999 and March 31, 1998 were approximately 30% and 20%, respectively. The increase in the effective rate for the fiscal 1999 periods are due to a decrease in certain stock option tax deductions, net of FASB 123-Accounting for Stock Based Compensation book deductions, that were available in the prior year.

For the three month and the nine month periods ended March 31, 1999, net income decreased by approximately $954,000 or 70% and $1,390,000 or 48%, respectively, when compared to the same three and nine month periods in the prior fiscal year. The decrease in both three month and nine month periods are the result of reduced sales, lower gross margins and higher tax rates.

Both the basic and diluted earnings per share were $.09, respectively, for the third quarter ended March 31, 1999. This compares to basic and diluted earnings per share of $.30 for the same quarter in fiscal 1998. The nine month period basic and diluted earnings per share at March 31, 1999 were both $.34, respectively. This compares to basic and diluted earnings per share of $.63 per share, for the same nine month period in fiscal 1998.

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

Accordingly, by the end of 1999, computer systems and/or software used by the Company will need to be tested and upgraded, if necessary, to comply with such Year 2000 requirements. The Company's computer operations currently run on an IBM RS6000 computer. The Company's software is based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The software programs running on the Company's computer are being modified to accommodate the Year 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The costs associated with the Company's Year 2000 initiative are charged to expense as incurred and the Company estimates that these costs should not exceed $50,000. The Company does not maintain a project tracking system that tracks the cost and time that its own internal employees spend on the Y2K project.

Presently, the Company has received written notification from several of its vendors that they believe their systems are Year 2000 compliant. The Company continues to address this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems and is presently evaluating and upgrading its software and hardware, so that its computer systems will function properly with respect to Year 2000 and beyond.

The Company continues discussions with other significant suppliers and financial institutions with whom the Company has a relationship, to ensure those parties have appropriate plans to remediate Year 2000 issues particularly where their systems interface with the Company's systems or otherwise impact its operations.

If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. The Company is in the process of developing a contingency plan to address these and other issues.

If some or all of the Company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment and implementation phases, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the computer and electronic components markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

                               SPORT-HALEY, INC.
                                    PART II
                              OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS - NONE

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of shareholders was held February 16, 1999.

     (b) The following persons were elected directors for a one year term or until their successor shall have been duly elected and qualified.

                                        Votes for   Votes withheld
               Robert G. Tomlinson      3,484,794      14,987
               Robert W. Haley          3,484,794      14,987
               Mark J. Stevenson        3,484,884      14,987
               Ronald J. Norick         3,484,884      14,987
               James H. Everest         3,484,884      14,987

     (c) To ratify the appointment of Levine, Hughes & Mithuen, Inc. as auditors of the Company.

               For                      3,488,444
               Against                      7,070
               Abstain                      4,267


ITEM 5    OTHER INFORMATION - NONE

                                SPORT-HALEY, INC.
                                    PART II
                               OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               27   FINANCIAL DATA SCHEDULE

          (B)  REPORTS ON FORM 8-K -
               A Form 8-K, dated September 27, 1999 was filed on January 9,
               1999 reporting that the Registrant was authorized by its Board of Directors to increase the number of shares it could repurchase under the Registrant's stock repurchase plan by an additional 400,000 shares, thus bringing the total authorized share for repurchase to 850,000.

                                     SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SPORT-HALEY, INC.
                                                  (Registrant)



Date:     May 12, 1999                            /s/ Robert G. Tomlinson
          ------------                            -----------------------
                                                  Robert G. Tomlinson
                                                  Chief Executive Officer

Date:     May 12, 1999                            /s/ Steve S. Auger
          ------------                            -----------------------
                                                  Steve S. Auger
                                                  Chief Accounting Officer