Form 10-K
period 1999-06-30
SPORT HALEY INC
filed 1999-09-28
CIK 892653

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________

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

     Title of each class      Name of each exchange on which registered
            NONE                                NONE

      Securities registered pursuant to section 12(g) of the Exchange Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of September 24, 1999, the aggregate market value of the 3,644,969 shares of Common Stock (the registrant's only common equity) held by non-affiliates was $16,630,171 based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market-Registered Trademark- on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

There were 3,854,552 shares of the registrant's Common Stock outstanding at the close of business on September 27, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          Sport-Haley designs, contracts for the manufacture of, and markets men's and women's quality fashion golf apparel known for its innovative design, quality fabrics, generous fit and classic style. SportHaley's apparel is sold under the distinctive Haley-Registered Trademark- label in the premium and mid-price market, primarily to golf professional shops, country clubs and resorts throughout the United States and internationally. SportHaley has historically marketed its apparel through a network of independent sales representatives and distributors to golf professional shops located at private and resort courses, which generally enhances the appeal of the Haley brand name. These golf professional shops prefer to sell quality apparel which is not broadly distributed in the retail market. Sport-Haley has, over the years, expanded its marketing program and during the past two years has been focusing those expanded marketing efforts on the corporate market. Sport-Haley custom embroiders a majority of its men's apparel with a customer's club, resort or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. Its principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and its telephone number is (303) 320-8800.

PRODUCTS AND PRODUCT DESIGN

         During the fiscal year ended June 30, 1999, Sport-Haley's golf apparel consisted of a men's line, a women's line, the Elements line and a headwear line. All of the lines were marketed under the distinctive Haley-Registered Trademark- label. Sport-Haley introduces spring and fall collections of its men's line and women's line at the two major golf industry trade shows, generally held in January and September of each year. A new Elements line is generally introduced at the January trade show. The spring collection typically accounts for approximately 60% of sales, with the fall collection accounting for the remaining sales. The corporate collection is changed less frequently as it contains basic, classic styles.

         As sales have increased, Sport-Haley has expanded the number of items available in each of the men's and women's lines, offering a more extensive selection of styles, colors and fabrics. Each of the men's and women's lines currently has between 130 and 150 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. Sport-Haley introduced the "Elements line" in January 1996 and a headwear line in the fall of 1996. The Elements line is a collection of outerwear for both men and women, currently consisting of over 80 pieces of apparel such as rain suits, casual jackets, windshirts, vests and pants. The headwear line, consisting of high quality fabric caps and visors, was discontinued effective June 30, 1999 when it did not achieve profitability objectives.

         Sport-Haley's golf apparel is sold in the premium and mid-price market. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs. The following table sets forth information regarding suggested retail price ranges for various apparel items.



                                 SUGGESTED RETAIL                          SUGGESTED RETAIL
         MEN'S APPAREL              PRICE RANGE        WOMEN'S APPAREL        PRICE RANGE
         -------------           -----------------     ---------------     -----------------
         Shirts                  $  45  - $   80       Tops                 $ 48  -  $  70
         Shorts                  $  60  - $   70       Shorts               $ 60  -  $  84
         Pants                   $  80  - $  120       Pants                $ 70  -  $ 112
         Pullovers/Vests         $  50  - $  100       Sweaters             $ 50  -  $ 140
         Elements Outerwear      $  50  - $  380       Elements Outerwear   $ 50  -  $ 225


         Sport-Haley's golf apparel is designed in the classic style with contemporary influences intended to develop and maintain brand recognition and loyalty. Each product in a line of apparel is sold separately, although the lines are designed using coordinated styles, color schemes and fabrics to encourage purchase of multiple garments. Apparel is manufactured from a variety of fabrics and weave patterns, including interlock, pique, french terry and twill, and may feature a unique trim, a special fabric finish or extra needlework.

         The design function within Sport-Haley is closely attuned to both sales and production operations. The design process for each collection is an ongoing process of coloring, styling, manufacturing of sample products and the selection of sewing techniques. Sport-Haley relies on in-house designers as well as outside contract designers in the development of its apparel collections. Sport-Haley's design staff is responsible for coordinating pattern and sample making, negotiating price and quantity with cutting and sewing contractors, purchasing fabric and trim, and coordinating production schedules with production personnel. The design staff also coordinates inspection of fabric supplies, as well as sample testing of fabric for shrinkage and colorfastness.

          A majority of the men's apparel, and a smaller percentage of women's apparel, is custom embroidered with a customer's club or resort logo and generally with the Haley-Registered Trademark- logo. Shirts and other garments for tournaments, promotional events, and corporate sales and gifts are custom embroidered with a sponsor or corporate logo and the Haley-Registered Trademark- logo. Garments are embroidered on Sport-Haley's premises using ten computer-controlled embroidering machines which together can embroider over 3,000 custom logos in two 8-hour daily shifts. Sport-Haley currently has a library of over8,000 custom logos. Embroidery charges are added to the customer's wholesale cost and therefore represent an additional source of revenue.

SALES AND MARKETING

         OVERVIEW. Sport-Haley's marketing strategy is to enhance its position as a leading provider of fashion golf apparel by capitalizing on the market awareness of the Haley brand name and expanding distribution of existing apparel lines. It intends to implement this strategy by (i) increasing distribution through expansion of its network of independent sales representatives, adding new golf professional shops to its customer base and increasing purchases from existing customers, (ii) securing and exploiting distribution arrangements for international sales, (iii) diversifying product lines by developing new styles and designs which are natural variations on its existing apparel designs, and
(iv) continuing to focus marketing efforts on the corporate market.

          In the fiscal year ended June 30, 1999 ("fiscal 1999"), approximately 77% of Sport-Haley's sales were made to domestic and foreign golf course professional shops, country clubs and resorts. Approximately 15% of sales were made to corporate, special event and retail customers, 1% was sold through a factory outlet store in Laughlin, Nevada and the remaining 7% was sold to a limited number of customers at discounted excess inventory prices. No single customer accounted for 5% or more of net sales.

         GOLF PROFESSIONAL SHOPS, COUNTRY CLUBS AND RESORTS. Domestic sales are made primarily through a network of approximately 35 independent sales representatives who sell Sport-Haley's apparel, on a commission basis, mainly to golf professional shops, country clubs and resorts in all of the 50 states and Canada. These independent sales representatives, many of whom may also carry other golf-related lines, are responsible for generating and serving customers in a specific geographic territory. In January 1997, Sport-Haley began entering into buying programs with various entities whose golf professional shop members can purchase directly from Sport-Haley under the programs. These buying programs accounted for less than 10% of sales in fiscal 1999. International sales are made through distributors in Puerto Rico, the Carribean Islands, Mexico, Ireland, Japan, Chile, portions of Southeast Asia, the Philippines, Hong Kong, Portugal and to U.S. military bases overseas. Although Sport-Haley has distributors in foreign countries, historically most of its sales have been in the United States. Foreign sales represented less than 3% of sales in fiscal 1999.

         Sport-Haley's sales and marketing employees are responsible for implementing marketing plans and sales programs, coordinating the network of independent sales representatives, providing customer service and participating in industry trade shows. Sport-Haley supports the sales activities of the independent sales representatives and distributors by making customer service personnel available to them, providing detailed catalogs for each collection which present pricing, sizing and style options, and providing access to VRLink, a private electronic network designed for companies in the apparel industry. Using computers, the representatives can access current inventory availability and create and transmit orders from a remote location, which enhances the representatives' order processing speed and accuracy and reduces the risk of orders which cannot be timely filled. VRLink also interfaces with Sport-Haley's management system which provides management with key sales data which facilitates planning, production scheduling, product tracking and standard cost control. Sport-Haley also maintains a homepage at "www.sporthaley.com" on the internet. The page is purely informational at present, providing limited information about Sport-Haley and its apparel. Sport-Haley is currently developing a more comprehensive website which will allow on-line ordering by sales representatives and their customers.

         Sport-Haley introduces its golf apparel collections at the two major golf industry trade shows held generally in January and September of each year in Orlando, Florida, and Las Vegas, Nevada, respectively. Because many buyers for golf professional shops attend one or both of these trade shows, Sport-Haley will usually receive a significant number of customer orders at or following each trade show. At these trade shows, Sport-Haley also obtains consumer response to apparel designs, fabrics and styles and other information necessary to prepare more accurate and detailed sales forecasts.

         In order to enhance the visibility of the Haley brand, Sport-Haley has oral endorsement agreements with several select PGA and LPGA professionals. Sport-Haley also has an agreement with a Canadian Tour professional, which exemplifies its commitment to the international markets. In exchange for the professionals endorsing and wearing Sport-Haley's apparel, Sport-Haley provides apparel allowances.

         Sport-Haley advertises its apparel in several golf industry publications which are distributed primarily to operators of golf professional shops. It also expends a portion of its advertising budget to support the sales activities of its network of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories.

         In order to increase the commitment of its existing customers, Sport-Haley recently implemented a program to provide approximately450 customers with distinctive fixtures dedicated to displaying SportHaley's apparel. If the customer carries a pre-determined amount of inventory for a specified period of time, the fixture becomes the property of the customer for a nominal fee. This program is designed to encourage customers to stock more apparel and to strengthen their commitment to Sport-Haley, as well as to prominently display Sport-Haley's apparel.

         CORPORATE MARKET. Sport-Haley believes that there is a natural synergy between the golf market and corporate market as both markets can be served from some of the same inventory, allowing quick response to a shifting demand in either market. Sport-Haley has developed several direct corporate accounts, but is actively pursuing this market primarily though promotional product companies, who source and supply a variety of products for corporate fulfillment programs and special events. These promotional product companies generally create a corporate catalog containing products bearing the corporate logo, which products are used for employee recognition, customer appreciation and other corporate purposes. The promotional product company will also source and supply a specific product or products for special events sponsored by the corporation. Sport-Haley's apparel is currently appearing, or confirmed to appear, in a variety of catalogs, including catalogs for several Fortune 500 companies. Sport-Haley does not enter into a formal agreement or contract with these promotional product companies but does agree that it will keep an inventory of the products advertised in any specific catalog during the period the catalog is being used, generally a one year period. Sport-Haley generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. As this inventory must be maintained for a longer period of time and the styles are classic and generally not designed for a specific season, Sport-Haley features one annual collection in its corporate catalog. Corporate sales are made throughout the year and do not have fixed or seasonal selling periods.

         RETAIL AND FACTORY OUTLET SALES. Sport-Haley sells a small percentage of its apparel in the retail market though a selected upscale department store chain. Sport-Haley also maintains a 2,200 square feet factory outlet store in Laughlin, Nevada. Since June 1996, Sport-Haley has used this facility to sell close-out inventory and discontinued styles at discounted retail prices, as opposed to discounted wholesale prices, enabling Sport-Haley to maximize sales revenue attributable to this close-out inventory.

COMPETITION

         The golf apparel market, both domestically or internationally, is highly fragmented and the leading supplier has only slightly over a 10% market share. Sport-Haley currently views Ashworth, Izod Club, Polo/Ralph Lauren Corporation, Tommy Hilfiger and Cutter & Buck Inc. as its most significant competitors in the golf apparel market. In addition to competing with golf apparel manufacturers, it must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike, Polo/Ralph Lauren Corporation, Tommy Hilfiger and Nautica Enterprises Inc. Many of these same companies are competitors in the corporate market. Competition is intense and is based primarily on brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the golf apparel market. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Sport-Haley. Because of the intense competition, there can be no assurance that Sport-Haley will be able to increase or even maintain its market share or that it will not be required to reduce prices or accept reduced margins.

RAW MATERIALS SOURCING AND FINISHED GOODS PURCHASING

         Sport-Haley purchases its fabric in bulk from approximately fifteen different domestic and foreign mills, the seven largest of which accounted for approximately 70% of fabric expenditures in fiscal 1999. Most of the garments are made from 100% cotton fabric. The exceptions are certain women's apparel made of silk and rayon or micro fiber and certain garments in the Elements outerwear line which use micro fiber, fleece, nylon or Gore-tex-Registered Trademark- products, including Gore Windstopper-Registered Trademark- fabric, non-exclusive rights to which are licensed by Sport-Haley. Sport-Haley utilizes various suppliers to provide different portions of the Elements line, but loss of one or more of these suppliers could potentially affect its ability to make timely delivery of outerwear. Raw materials also include trim consisting principally of buttons, collars, bands, linings, labels and zippers. Sport-Haley purchased trim from several suppliers during fiscal 1999, with the four largest suppliers accounting for approximately 80% of total trim expenditures.

       Sport-Haley does not have any formal contractual arrangements for the purchase of raw materials from its suppliers, but issues purchase orders as raw materials are required. Although Sport-Haley believes that all of the components of its apparel are available from a large number of domestic and foreign sources, its inability to secure raw materials from existing suppliers during periods of high seasonal demand could result in delays in deliveries to customers, thereby adversely affecting profitability.

         Sport-Haley's production personnel oversee its raw material sourcing. Production personnel are responsible for ensuring on-time delivery of raw materials and negotiating costs consistent with the desired profit margins. Production personnel inspect samples of each item prior to the commencement of actual production and consult with design personnel in order to ensure that high quality standards are maintained.

         Sport-Haley also purchases ready-made finished goods which are manufactured by outside suppliers to its custom quality and styling specifications. Sport-Haley may assist outside suppliers in sourcing of raw materials for these finished products, but does not purchase the fabric and trim for the suppliers. In fiscal 1999, Sport-Haley estimates that approximately 15% to 20% of its apparel was purchased as finished goods.

MANUFACTURING

         With the exception of custom embroidery which is done at Sport-Haley's facility in Denver, Colorado, all manufacturing activities are undertaken by "cutting and sewing" contractors. Following the purchase of raw materials, Sport-Haley arranges for shipment of these materials directly to cutting and sewing contractors who are located primarily in the United States and its territories. These contractors are responsible for cutting and sewing apparel to specifications. During fiscal 1999, Sport-Haley used eleven cutting and sewing contractors, although approximately 75% of its apparel was produced by four of these cutting and sewing contractors. In April 1998, Sport-Haley acquired a 52% ownership interest in one of its principal cutting and sewing contractors (the "Subsidiary") and effective July 1, 1999, increased its ownership to a 93% interest by exchanging debt owed by the Subsidiary to Sport-Haley for additional equity in the Subsidiary. The Subsidiary is manufacturing exclusively for Sport-Haley and in fiscal 1999, produced approximately 80% of Sport-Haley's shirts and tops for men and women. Management believes purchase of this contractor assures Sport-Haley of the manufacturing capacity necessary to expand corporate and retail sales and to position Sport-Haley to remain competitive. Sport-Haley has no contractual arrangements other than purchase orders with any of its other cutting and sewing contractors and believes that these services may be obtained from a large number of domestic and foreign sources.

         Sport-Haley receives its orders for the spring or fall collections over a period commencing when samples are first shown to customers and continuing through the season. Sport-Haley must schedule production in advance of order placement, although it can respond to order trends over the period by sequencing production with reorders. Because production of apparel collections is time-sensitive, Sport-Haley devotes considerable efforts to the preparation of forecasts of apparel sales by item and style. Sport-Haley's computer management system provides management with key data which facilitates planning, production scheduling, product tracking and standard cost control, as well as providing a perpetual inventory record and inventory availability.

         Finished apparel is shipped by the cutting and sewing contractors or the ready-made manufacturers to Sport-Haley's warehouse facilities in Denver, Colorado. Some apparel, primarily shirts and tops, is embroidered with the Haley-Registered Trademark- logo and approximately 75% of the men's shirts are custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 40% of women's apparel is similarly embroidered. Sport-Haley maintains ten computer-controlled embroidering machines on its premises which together can embroider a minimum of 3,000 custom logos in the two 8-hour daily shifts currently operating. After being embroidered to the customer's specifications, all apparel has a final inspection by quality assurance personnel, and is packaged and shipped.

NATURE OF BUSINESS

         Golf apparel sales in golf professional shops tend to be seasonal in nature, with a disproportionate share of sales occurring from January through June, which are Sport-Haley's third and fourth fiscal quarters of each fiscal year. Note 24 in the accompanying financial statements shows unaudited quarterly comparisons of sales during the past two fiscal years. Sport-Haley has been seeking to reduce the impact of seasonality by trying to increase sales in other markets, such as the corporate market and the international market.

         The amount of backlog at any particular time is affected by a number of factors, including the timely flow of product from suppliers and contractors, which can impact the ability to ship on time, and timing of orders from customers. Accordingly, a comparison of Sport-Haley's very small backlog of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during any specific period. In addition, partial orders are shipped if they are at least 75% to 80% complete. Orders may be changed or canceled up to 30 days prior to the ship date of the order. Sport-Haley does not sell its apparel on consignment nor accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. Returns and allowances were approximately 4% of net sales in fiscal 1998 and fiscal 1999. Cancellations, rejections and returns of orders has not historically materially reduced the amount of sales realized from backlog.

TRADEMARK

          Sport-Haley markets its products under the Haley-Registered Trademark-label. Sport-Haley has registered the Haley mark and the distinctive "H" design with the United States Patent and Trademark Office. Sport-Haley has also registered the Haley mark in a number of foreign countries.

EMPLOYEES

         At June 30, 1999, Sport-Haley had 98 full-time employees and eight part-time employees, including 27 full-time and four part-time administrative employees, 13 marketing and corporate sales employees, 55 full-time and two part-time personnel in inspection, packaging, embroidering and distribution operations, and three full-time and two part-time retail employees in the factory outlet store. The Subsidiary has four administrative employees and 87 manufacturing employees. None of Sport-Haley's employees or the Subsidiary's employees are represented by any unions and Sport-Haley considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEMS AND INVENTORY MANAGEMENT

         Sport-Haley utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidery and shipping. This system provides information to all departments. The VRLink system used by Sport-Haley's sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability which has allowed the sales force to order against actual inventory availability. The computer system has improved operations by providing information critical to forecasting such as analysis of sales history, purchasing history, and future customer commitments which allows better management and purchasing of inventory.

YEAR 2000 COMPUTER CONVERSION

         Sport-Haley is cognizant of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

         As a result, in less than four months, computer systems and/or software used by Sport-Haley will need to be Year 2000 compliant. Sport-Haley has tested several systems and anticipates additional testing will be completed in October and November. Sport-Haley's computer operations currently run on an IBM RS6000 computer. Sport-Haley's software is based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The software programs running on Sport-Haley's computer have been modified to accommodate the Year 2000.

         The costs associated with Sport-Haley's Year 2000 initiative are charged to expense as incurred and Sport-Haley estimates that these costs should not exceed $50,000. Sport-Haley does not maintain a project tracking system that tracks the cost and time that its own internal employees spend on Year 2000 issues.

         Presently, Sport-Haley has received written notification from several of its vendors that they believe their systems are Year 2000 complaint. Sport-Haley continues to address this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems and is presently evaluating and upgrading its software and hardware, so that its computer systems will function properly with respect to Year 2000 and beyond.

         Sport-Haley is continuing discussions with other significant suppliers and financial institutions with whom Sport-Haley has a relationship, to ensure those parties have appropriate plans to remediate Year 2000 issues particularly where their systems interface with Sport-Haley's systems or otherwise impact its operations.

         If the vendors of Sport-Haley's most important goods and services, or the suppliers of Sport-Haley's necessary energy, telecommunications and transportation needs, fail to provide Sport-Haley with the materials and services which are necessary to produce, distribute and sell its products, and the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of Sport-Haley. Sport-Haley is in the process of developing a contingency plan to address these and other issues.

         If some or all of Sport-Haley's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to Sport-Haley's operations are overlooked in the assessment and implementation phases, there could be a material adverse effect on Sport-Haley's results of operations, liquidity and financial condition of a magnitude which Sport-Haley has not yet fully analyzed.

ITEM 2.  PROPERTIES

         Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado and consist of 96,500 square feet of floor space. The facility is currently leased for an annual base rent of approximately $201,000, which increases incrementally to $206,000 in 2001. Sport-Haley is obligated to pay taxes, insurance and maintenance expenses for the leased space through expiration of the lease in October 2001. Sport-Haley also leases approximately 2,200 square feet of retail space in its factory outlet store in Laughlin,

Nevada. The annual base rental for this space for the remaining four year term of the lease is $48,000. The Subsidiary leases 22,000 square feet of manufacturing facilities in Four Oaks, North Carolina from the Subsidiary's two minority shareholders. The lease commenced on April 1, 1998 and expires March 31, 2008, subject to the Subsidiary's right to extend the lease term for two additional five year periods. The annual lease payments are $64,991 and the Subsidiary must pay all utilities, taxes, insurance and certain fixture repairs.


ITEM 3.   LEGAL PROCEEDINGS

         At June 30, 1999, Sport-Haley was not a party to any material legal proceeding. However, both Sport-Haley and its Chief Executive Officer are named as defendants in counterclaims to a complaint filed by Sport-Haley against a former officer, director and principal shareholder. Sport-Haley's complaint alleges breach of a consulting and non-compete agreement, breach of duty of loyalty and interference with contracts. The counterclaim against Sport-Haley alleges breach of the agreement and defamation and the counterclaim against the Chief Executive Officer alleges defamation. The Chief Executive Officer filed a counterclaim alleging breach of the agreement and defamation. Sport-Haley and its Chief Executive Officer deny the counterclaim allegations and intend to vigorously prosecute this action. Although the eventual outcome cannot be predicted, management believes that neither Sport-Haley's financial position nor results of its operations will be materially affected by this legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         Sport-Haley's Common Stock is quoted on the Nasdaq National Market -Registered Trademark- under the trading symbol SPOR. The following table sets forth the range of high and low sale prices, as reported by The Nasdaq Stock Market, from July 1, 1997 through June 30, 1999. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

                FISCAL YEAR 1997                    HIGH               LOW
                ----------------                  -------             -----
                First Quarter                     $ 16 1/8            $ 10 7/8
                Second Quarter                      16 3/8              12 1/4
                Third Quarter                       18 1/2              12 1/2
                Fourth Quarter                      20 1/8              14 5/8

                FISCAL YEAR 1998
                -----------------
                First Quarter                     $ 18 1/8            $ 12 1/4
                Second Quarter                      15 3/8              10
                Third Quarter                       13                   9
                Fourth Quarter                      14 1/8              10 1/4

                FISCAL YEAR 1999
                -----------------
                First Quarter                     $ 13 3/4           $  9 1/2
                Second Quarter                      11                  8
                Third Quarter                       10 1/4              8 1/8
                Fourth Quarter                       8 5/8             31 5/16

                On September 24, 1999 the closing sale price of the Common Stock was $4.5625. As of September 24, 1999, the number of record holders of Sport-Haley's Common Stock was approximately 75. Based on the number of broker requests for proxy material for the last annual meeting of shareholders, Sport-Haley believes that it has approximately 1,900 beneficial holders.

                Holders of Common Stock are entitled to receive such dividends as may be declared by Sport-Haley's Board of Directors. No dividends on the Common Stock have been paid, and there is no anticipation that dividends will be paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years in the three-year period ended June 30, 1999 and the balance sheet data at June 30, 1999 and 1998 are derived from the consolidated financial statements of Sport-Haley which have been audited by Levine, Hughes & Mithuen, Inc., independent auditors, as indicated in their report included herein. The statements of operations data for each of the years in the two-year period ended June 30, 1996 and the balance sheet data at June 30, 1997, 1996 and 1995 are derived from financial statements which have also been audited by Levine, Hughes & Mithuen, Inc., but their report for such periods are not included herein. Certain reclassifications have been made to 1998 and 1997 amounts to conform to the current year presentation and the discontinuance of headwear operations. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of Sport-Haley.


                                                                              FOR THE YEAR
                                                                              ENDED JUNE 30,
                                                   -------------------------------------------------------------------
                                                        1999          1998          1997          1996         1995
                                                   -------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales........................................   $    27,531    $    30,462    $    28,613     $    20,287     $    12,567
Cost of goods sold...............................        19,261         17,936         16,630          11,719           7,465
Gross profit.....................................         8,270         12,526         11,983           8,568           5,102
Selling, general and administrative expenses.....         7,219          7,481          6,710           4,995           3,361
Income from operations...........................         1,051          5,045          5,273           3,573           1,741
Interest and other income, net...................           394            302            389             352             279
Income before minority interest and
  provision for income taxes.....................         1,445          5,347          5,662           3,925           2,020
Income taxes.....................................           609          1,205          1,637           1,453             743
Income from continuing operations................         1,087          4,148          4,025           2,472           1,277
Income (loss) from discontinued operations.......          (272)           116           (115)             --              --
Net income.......................................           815          4,264          3,910           2,472           1,277
Net income per common and equivalent
 shares outstanding :
   From continuing operations (basic)............           .25            .91            .86             .66             .40
   Net income (basic)............................           .18            .93            .84             .65             .40
   From continuing operations (diluted)..........           .25            .90            .86             .66             .40
   Net income (diluted)..........................           .18            .93            .83             .65             .40
Weighted average common and
    equivalent shares outstanding (basic)........     4,408,189      4,564,355      4,658,796       3,769,859       3,201,303
Weighted average common and
    equivalent shares outstanding (diluted)......     4,408,189      4,592,751      4,689,713       3,787,251       3,201,303





                                                                                  JUNE 30,
                                                   -------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                   -------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...................................   $  27,088    $  28,342     $ 26,251     $ 21,427     $  10,786
Total assets......................................      32,467       35,236       30,922       27,766        14,211
Long-term debt....................................          --           --           --           68            57
Total liabilities.................................       2,158        3,771        2,216        3,400         2,269
Shareholders' equity..............................      30,501       31,465       28,706       24,365        11,942
Net book value per share of common stock..........        7.17         6.97         6.17         5.51          3.83



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains certain forward-looking statements . When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; and other risks or uncertainties detailed in other Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements. Sport-Haley's business in general is subject to certain risks including the following:

- The demand for Sport-Haley's products may decrease if the popularity of golf decreases or if other factors, such as inclement weather, cause golfers not to patronize golf professional shops.

- Sport-Haley must continue to design apparel that is accepted by consumers as fashionable and stylish to continue to have market acceptance.

- Sport-Haley's sales are seasonal and historically sales from July through December, Sport-Haley's first and second fiscal quarters, are weaker than sales from January through June, which are Sport-Haley's third and fourth fiscal quarters.

- The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken Sport-Haley's competitive position.

- Sport-Haley maintains a significant level of inventory to support greater sales volume and its corporate program. Disposal of excess prior season inventory is an ongoing part of operations, but a significant amount of sales at the lower margins dictated by inventory reduction may impair Sport-Haley's financial condition. Inventory write-downs may also affect its financial condition.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income, as restated in fiscal years 1998 and 1997 to account for the discontinuation of the headwear operations:


                                                                      FISCAL YEAR ENDED JUNE 30,
                                                             -----------------------------------------------
                                                        1999         1998         1997         1996         1995
                                                     ----------   ----------   ----------   ----------   ----------

Net sales..........................................    100.0%       100.0%       100.0%       100.0%       100.0%
Cost of goods sold.................................     70.0         58.9         58.2         57.8         59.4
                                                        ----         ----         ----         ----         ----
Gross profit.......................................     30.0         41.1         41.8         42.2         40.6
Selling, general and administrative expenses            26.2         24.6         24.1         24.6         26.7
                                                        ----         ----         ----         ----         ----
Income from operations.............................      3.8         16.5         17.7         17.6         13.9
Interest and other, net............................      1.4          1.0          1.3          1.8          2.2
                                                        ----         ----         ----         ----         ----
Income before minority interest and
  provision for income taxes.......................      5.2         17.5         19.0         19.4         16.1
Minority interest..................................       .1         --           --           --           --
Income taxes.......................................     (2.3)        (4.0)        (5.5)        (7.2)        (5.9)
Income (loss) from discontinued operations.........      (.1)           .4          5.5          -             -
                                                        ----         ----         ----         ----         ----
Net income.........................................      2.9%        14.0%        13.5%        12.2%        10.2%
                                                        ----         ----         ----         ----         ----
                                                        ----         ----         ----         ----         ----


         COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998. Net sales for the year ended June 30, 1999 ("fiscal 1999") were approximately $27.5 million, a decrease of approximately $3.0 million, or 9.8%, as compared to approximately $30.5 million for the fiscal year ended June 30, 1998 ("fiscal 1998"). This decrease was due primarily to slower sales to golf professional shops, many of which had larger remaining inventory than in prior years. Sport-Haley's slower sales comport with published reports which have indicated that the golf industry in general has experienced a slow down in sales in both equipment and apparel. Another factor which contributed to the decrease during fiscal 1999 was sales of approximately $1.8 million in excess inventory and prior season inventory at wholesale prices consistent with disposal of excess inventory. Corporate sales increases were offset by the reduction in sales in the headwear line. The men's and women's lines accounted for approximately 46% and 40%, respectively, of total net sales, the Elements line accounted for approximately 8% of total net sales and the headwear line accounted for approximately 2%. The remaining 4% was comprised of embroidery, shipping and the factory outlet store sales, which Sport-Haley has used to sell close-out inventory and discontinued styles at discounted retail prices.

         The cost of goods sold as a percentage of net sales increased significantly, from 59% to 70%, primarily due to inventory adjustments of approximately $1 million and approximately $448,000 in cost of goods sold by the Subsidiary. This significant percentage increase in cost of goods sold resulted in a corresponding decrease in gross profit as a percentage of net sales. Gross profit decreased by approximately $4.2 million or 33.6%, from approximately $12.5 million in fiscal 1998 to approximately $8.3 million in fiscal 1999. Management believes the slowdown in sales in the golf industry created excess inventory for several manufacturers of golf apparel and that many of them also disposed of excess inventory at discounted prices. Management is implementing procedures to identify and resolve inventory issues on a more timely basis and to reduce the cost of goods sold by the Subsidiary.

         Selling, general and administrative expenses for fiscal 1999 were approximately $7.2 million, a decrease of approximately $300,000, or approximately 4.0%, compared to $7.5 million for fiscal 1998. Although advertising expenses increased by 5%, almost all other expenses in this area were reduced. Management implemented certain cost-containment measures during the fiscal year, including a reduction in the number of employees resulting in a reduction of salaries and related payroll expenses. Another factor was less commissions paid to the independent sales representatives on lower sales made by them. Total commissions as a percentage of net sales decreased from 7.8% in fiscal 1998 to 7.2% in fiscal 1999. This decrease in percentage reflects more corporate sales and sales of excess inventory where no commissions are paid. Although the dollar amount of selling, general and administrative expenses decreased for fiscal 1999, those expenses as a percentage of net sales increased from 24.6% in fiscal 1998 to 26.2% in fiscal 1999, due to lower net sales.

         Net other income and expenses increased from approximately $302,000 in fiscal 1998 to approximately $394,000 in fiscal 1999. Although the use of a significant amount of cash funds used to repurchase common stock reduced investment income in fiscal 1999, other expenses of approximately $317,000 in fiscal 1998, including a write-down of approximately $221,000 in marketable securities, were reduced to approximately $63,000 in fiscal 1999.

         Income from operations before minority interest and provision for income taxes of approximately $5.3 million in fiscal 1998 decreased by approximately $3.9 million, or 73.6%, to $1.4 million in fiscal 1999. In fiscal 1998, Sport-Haley acquired a 52% interest in one of its cutting and sewing contractors. The minority interest benefit of approximately $6,000 in 1998 and $251,000 in 1999 were included in income from operations. Although the approximately $609,000 provision for income taxes in fiscal 1999 was only half of the approximately $1.2 million in fiscal 1998, the effective tax rate increased significantly from 22.5% in fiscal 1998 to 35.6% in fiscal 1999. The tax rates in any fiscal year can vary significantly due to deductions recognized for tax purposes but not recorded for financial statement purposes, or deductions recorded for financial statement purposes but not recognized for tax purposes. Examples are accounting for stock option compensation, timing differences and the ability to utilize losses for tax purposes. The result of including the minority interest benefit and deducting the provision for income taxes resulted in income from continuing operations of $4.1 million in fiscal 1998 and $1.1 million in fiscal 1999. A loss, net of income tax benefits, of approximately $272,000 in fiscal 1999 from discontinued operations of the headwear line further reduced net income for fiscal 1999. The discontinued operations resulted in income, net of income tax provision, of approximately $116,000 in fiscal 1998.

         Net income decreased from approximately $4.3 million in fiscal 1998 to approximately $815,000 in fiscal 1999, or 81%. This decrease can be attributed to all of the factors discussed above, but it resulted primarily from reduced sales volume and reduced gross margins.

         COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997. As reclassified for to conform to the current year presentation with discontinued operations, net sales for fiscal 1998 were approximately $30.5 million, an increase of approximately $1.9 million, or 6.6%, as compared to approximately $28.6 million for the fiscal year ended June 30, 1997 ("fiscal 1997"). This increase was due to many of the same factors which have contributed to increases in prior years, including a greater number of products offered within each line, greater sales volume, greater market penetration, and higher sales per account. Another factor which contributed to the increase during fiscal 1998 was growth in the Elements line. The men's and women's line accounted for approximately 45% and 44%, respectively, of total net sales, and the Elements line accounted for approximately 8% of total net sales. The headwear line which has now been discontinued accounted for the remaining approximately 3%. Although net sales increased, growth was slower than it has been historically. Management believes that sales growth was negatively impacted by canceled sales orders and increased returns and allowance costs, primarily resulting from late shipments during the UPS strike. Management also believes that inclement weather attributed to El Nino dampened sales in fiscal 1998 to many of its golf professional shops in California, North and South Carolina, Florida and Arizona.

         Gross profit increased by approximately $500,000, or 4.0%, from approximately $12.0 million in fiscal 1997 to approximately $12.5 million in fiscal 1998. Increased sales was the primary factor contributing to this increase. The cost of goods sold as a percentage of net sales increased slightly due to certain overhead costs which must be included in cost of goods sold and higher shipping costs during the UPS strike. This percentage increase in cost of goods sold resulted in a corresponding slight decrease in gross profit as a percentage of net sales.

         Selling, general and administrative expenses for fiscal 1998 were approximately $7.5 million, an increase of approximately $800,000, or approximately 11.9%, compared to $6.7 million for fiscal 1997. As in prior years, factors contributing to the increase included commissions to independent sales representatives on higher sales levels and increased marketing expenditures. Selling, general and administrative expenses for fiscal 1998 increased only slightly as a percentage of net sales, from 23.5% in fiscal 1997 to 24.6% in fiscal 1998.

         Net other income and expenses decreased from approximately $389,000 in fiscal 1997 to approximately $302,000 in fiscal 1998, resulting primarily from a decrease in investment income, a write down of a security and no tax refund as in the prior year.

         Income before minority interest and provision for income taxes of approximately $5.7 million in fiscal 1997 decreased by approximately $300,000. In fiscal 1998, Sport-Haley acquired a 52% interest in one of its cutting and sewing contractors which resulted in a small minority interest benefit. Provision for income taxes decreased approximately $400,000 from approximately $1.6 million in fiscal 1997 to approximately $1.2 million in fiscal 1998 with the effective tax rate for fiscal 1997 being 29% and for fiscal 1998 being 23%. The decrease in the tax rate in fiscal 1998 was because of a higher deduction for stock option compensation recognized for tax purposes but not recorded on the books for financial statement purposes.

         The discontinued operations of the headwear line resulted in a loss of approximately $115,000 in fiscal 1997 when the line was introduced and income of approximately $115,000 in fiscal 1998, the first full year's sales of the headwear line.

         Net income increased from approximately $3.9 million in fiscal 1997 to approximately $4.3 million in fiscal 1998, an increase of approximately 10%. This increase can be attributed to the factors discussed above, and resulted primarily from increases in sales volume, control of the cost of goods and corresponding margins, control of operating expenditures and a decrease in income taxes.

         COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996. Net sales for the year ended June 30, 1997 ("fiscal 1997") were $28.6 million, an increase of $8.3 million, or approximately 41%, as compared to $20.3 million for the fiscal year ended June 30, 1996 ("fiscal 1996"). This increase was due to many of the same factors which have contributed to increases in the prior years, including a greater number of products offered within each line, greater market penetration, and higher sales per account. Other factors which contributed to the increase during fiscal 1997 were a full year's sales of the Elements line and the opening of the factory outlet store. The men's and women's line accounted for approximately 52% and 47%, respectively, of total net sales. Men's line and women's line sales increased 52% and 31%, respectively, in fiscal 1997 over fiscal 1996.

         Gross profit increased by $3.4 million, or approximately 40%, from $8.6 million in fiscal 1996 to $12.0 million in fiscal 1997. The increase in gross profit was primarily a result of the same factors as in prior years, which were a combination of increased sales, volume purchasing of raw materials and better pricing from outside cutting and sewing contractors. The cost of goods sold as a percentage of net sales increased slightly due to an increase in certain design costs and due to changes in the product sales mix, as the various lines have different margins.

         Selling, general and administrative expenses for fiscal 1997 were $6.7 million, an increase of $1.7 million, or approximately 34%, compared to $5.0 million for fiscal 1996. This increase was primarily attributable to payroll costs associated with the additional personnel required to handle increased sales volume and operation of the factory outlet store. In addition, as in prior years, other factors contributing to the increase included commissions to independent sales representatives on higher sales levels and increased advertising and marketing expenditures. And finally, Sport-Haley incurred lease expense for the factory outlet store. However, as a percentage of net sales, selling, general and administrative expenses decreased from 24.6% in fiscal 1996 to 24.1% in fiscal 1997.

         Net other income and expenses increased slightly due primarily to an increase in interest earned on invested funds and an income tax refund, offset by expenditures to repurchase non-qualified stock options.

         Income before provision for income taxes increased $1.7 million, or approximately 44%, from $3.9 million in fiscal 1996 to $5.6 million in fiscal 1997. Provision for income taxes increased approximately $100,000 from $1.5 million in fiscal 1996 to $1.6 million in fiscal 1997. Income taxes for both of these fiscal years were affected by certain income tax timing differences between book and taxable income. The effective tax rate for fiscal 1996 was 37% and for fiscal 1997 was 29%.

         Sport-Haley introduced the headwear line in fiscal 1997 and discontinued that line effective June 30, 1999. Accordingly, the financial statements reflect a loss of approximately $100,000 on the discontinued operations in 1997.

         Net income increased from $2.5 million in fiscal 1996 to $3.9 million in fiscal 1997, an increase of 56%. This increase can be attributed to the factors discussed above, but resulted primarily from increases in sales volume and Sport-Haley's control of cost of goods sold and operating expenditures. This represents growth in net income as a percentage of net sales from 12.2% in fiscal 1996 to 13.5% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, Sport-Haley has financed its operations through a combination of bank loans, related party borrowings, the private and public sale of equity and revenue from operations. Sport-Haley intends to rely on cash generated from operations to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance Sport-Haley's working capital requirements or if working capital requirements are greater than estimated, Sport-Haley may take down borrowings under its revolving line of credit.

         Net cash provided by operating activities totaled approximately $4.8 million for fiscal 1999 as compared to net cash used by operating activities of $2.2 million in fiscal 1998. The primary component of cash provided or used in operating activities was inventory. Inventory decreased to $13.3 million at June 30, 1999 as compared to $17.6 million at June 30, 1998, including an inventory adjustment of approximately $1.0 million. Accounts receivable at June 30, 1999 decreased to approximately $5.7 million as compared to approximately $6.6 million at June 30, 1999, and accounts payable decreased to approximately $800,000 as compared to approximately $1.9 million at June 30, 1998.

         Working capital requirements are expected to remain constant. Working capital was approximately $27.1 million at June 30, 1999, compared to approximately $28.3 million at the end of fiscal 1998. As of June 30, 1999, Sport-Haley had cash and cash equivalents of approximately $8.6 million and no long-term debt.

         Since April 1994, Sport-Haley has maintained a revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through November 5, 2000, provides for interest at 1/2% below the bank's prime rate. The revolving line of credit agreement is divided into two parts, one of which provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets and the other of which provides for a maximum loan amount of $1.0 million to the Subsidiary secured by a lien on substantially all of the Subsidiary's assets. Sport-Haley generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Subsidiary has drawn approximately $600,000 on its revolving line of credit in order to repay a $386,317 loan made by Sport-Haley to the Subsidiary at closing of the Subsidiary's acquisition, to purchase additional equipment and to use as operating capital. Sport-Haley has no outstanding borrowings under the line of credit.

         Gross proceeds received by Sport-Haley from the exercise of stock options and warrants have fluctuated significantly from year to year. Sport-Haley has realized proceeds of approximately $205,000 in fiscal 1999, $687,000 in fiscal 1998, and $1.9 million during fiscal 1997.

         Since December 1994, management has had the authorization of the Board of Directors to repurchase shares of Sport-Haley's Common Stock and an aggregate of 687,000 shares had been repurchased at June

30, 1999 at an aggregate cost of approximately $7.0 million. In fiscal 1999 and fiscal 1998, Sport-Haley repurchased 287,000 and 240,000 shares at a cost of approximately $2.3 million and $2.7 million, respectively. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given its earnings, working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued Common Stock.

         All of Sport-Haley's purchases from off-shore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no currency exchange risk. In 1999, SportHaley's agreement with its distributor in Canada was terminated and it began to use independent sales representatives in Canada. Certain orders taken by these new independent representatives were shipped in May and June 1999, but payments on those orders were not due prior to the end of the fiscal year. Accordingly, no currency exchange risk existed on June 30, 1999, but may come into existence commencing July 1, 1999. Sport-Haley is not currently using derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with sales in Canada. To the extent that it has receivables denominated in Canadian currency that are not hedged, it will be subject to foreign currency transaction gains and losses.

         Management believes that inflation has not had a material effect on results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

         Please refer in the accompanying financial statements to the following pronouncements of Statements of Financial Accounting Standards ("SFAS") made by the Financial Accounting Standards Board ("FASB"): (i) Note 2 - Summary of Significant Accounting Policies for SFAS 130 and 131, Note 15 Shareholders' Equity for SFAS 123 and APB Opinion 25 and Note 21 - Net Income Per Share in the accompanying financial statements for a recent pronouncement of Statement of Financial Accounting Standard No. 128.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                    PAGE
                                                                    ----
     Report of Independent Certified Public Accountants............  F-1

     Consolidated Balance Sheets...................................  F-2

     Consolidated Statements of Income and Comprehensive Income .....F-3

     Consolidated Statement of Shareholders' Equity................  F-4

     Consolidated Statements of Cash Flows.........................  F-5

     Notes to Consolidated Financial Statements....................  F-6

SELECTED QUARTERLY FINANCIAL DATA

     Please refer to Note 25 - Selected Financial Information (Unaudited) in the accompanying financial statements for a comparison of certain unaudited financial data for each of the quarters in fiscal 1998 and 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



              NAME                                       AGE               POSITION
              ----                                       ---               --------
         Robert G. Tomlinson(1)                     58                 Chairman of the Board and
                                                                         Chief Executive Officer

         Robert W. Haley                            54                 President and Director

         Steve S. Auger                             54                 Secretary, Treasurer and Controller

         Catherine B. Blair                         48                 Vice President - Merchandising/Design

         Kevin M. Tomlinson                         39                 Chief Operating Officer, Executive Vice
                                                                         President - Operations

         William L. Blair                           57                 Vice President - Corporate Sales

         Mark J. Stevenson(1)(2)                    61                 Director

         Ronald J. Norick(2)                        58                 Director

         James H. Everest(1)(2)                     51                 Director


         ------------------------
         (1)      Member of the Audit Committee.
         (2)      Member of the Compensation Committee.

         Officers are appointed by and serve at the discretion of the Board of Directors except in those instances that officers are employed under employment agreements. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of Sport-Haley's officers devote full-time to Sport-Haley's business and affairs.

         ROBERT G. TOMLINSON has served as Chairman of the Board and Chief Executive Officer of SportHaley since October 1992. Since March 1998, he has also served as a director of the Subsidiary. Prior to joining Sport-Haley, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin Tomlinson, the Chief Operating Officer and Executive Vice President.

         ROBERT W. HALEY has served as President and a director of Sport-Haley since May 30, 1996. From January 1992 until his appointment to such positions, he served as Vice President of Marketing of SportHaley. Prior to joining Sport-Haley, Mr. Haley served in various marketing positions for golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with 25 years' experience in the golf industry.

         STEVE S. AUGER served as Controller of Sport-Haley since July 1993. In January 1996, he was appointed Secretary and Treasurer. From March 1998 until September 1999, he also served as a director of the Subsidiary and as its Secretary and Treasurer.

         CATHERINE B. BLAIR has served as Vice President of Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of Sport-Haley's design team since 1992, and was appointed Director of Design in 1995. Prior to joining Sport-Haley, she was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy's, Bloomingdale's, Ann Taylor and The Gap.

         KEVIN M. TOMLINSON served as Vice President of Operations from December 1997 until January 1999, when he became the Chief Operating Officer and Executive Vice President-Operations. In September 1999, he became a director and vice-president of the Subsidiary. From 1992 until joining Sport-Haley, Mr. Tomlinson was employed by Nu-Kote International, Inc., an office products manufacturer and distributor, in capacities including vice president of product marketing, vice president of marketing, vice president of global procurement and vice president of retail sales. Mr. Tomlinson is the son of Robert G. Tomlinson, the Chairman and Chief Executive Officer of Sport-Haley.

         WILLIAM L. BLAIR has served as Vice President of Corporate Sales since March 1998. From September 1996 until joining Sport-Haley, Mr. Blair was director of marketing for the Activewear Division of Fruit of the Loom. From 1992 to 1996, Mr. Blair was a director of and consultant to Osterman API, Inc., a promotional product company

         MARK J. STEVENSON has been a director of Sport-Haley since November 1993. Since June 1, 1994, Mr. Stevenson has served as chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. From 1992 to 1994, Mr. Stevenson served as chairman of the board of Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry.

         RONALD J. NORICK has been a director of Sport-Haley since November 1993. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees. Mr. Norick also serves as manager of Norick Investments Company LLC, a family-owned limited liability company which is engaged in investments.

       JAMES H. EVEREST has been a director of Sport-Haley since November 1993. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized by Mr. Everest's father to conduct charitable activities. Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development, since 1984. Mr. Everest has also been engaged in managing his personal investments since 1984. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar Association and serves in a number of capacities for various civic and community organizations.

BOARD COMMITTEES

       The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Stevenson, Norick and Everest. The Audit Committee is composed of Messrs. Tomlinson, Stevenson and Everest. No member of either committee is a former or current officer or employee of Sport-Haley with the exception of Mr. Tomlinson.

         The Compensation Committee held one meeting in fiscal 1999. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan.
See "- Compensation Committee Report."

         The Audit Committee had no formal meetings in fiscal 1999. The function of the Audit Committee is to review and approve the scope of audit procedures employed by Sport-Haley's independent auditors, to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

         In fiscal 1999, the Board of Directors held two formal meetings. Messrs. Haley and Stevenson attended one of the two meetings and each other director attended all board and committee meetings held during fiscal 1999.

ITEM 11.   EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley for the three fiscal years ended June 30, 1999 of Robert G. Tomlinson, Chief Executive Officer, Robert W. Haley, President, and William
L. Blair, Vice President-Corporate Sales, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 1999 (the "Named Officers").

                                                                            LONG TERM COMPENSATION
                                                                                    AWARDS
                                         FISCAL      ANNUAL   COMPENSATION  -----------------------
                                                     ---------------------  SECURITIES UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY       BONUS         OPTIONS/SARS(#)      COMPENSATION
---------------------------             ------       ------     ----------  ---------------------- ----------------
Robert G. Tomlinson,                      1999    $  202,692         -0-               -0-           $  1,022 (1)
 Chairman of the Board and                1998       218,219   $  22,000            30,000              1,022 (1)
 Chief Executive Officer                  1997       192,726      45,000            30,000                796 (1)

Robert W. Haley,                          1999    $  171,154         -0-               -0-           $  1,022 (1)
 President                                1998       170,571   $  15,000            20,001              1,022 (1)
                                          1997       154,164      36,000            30,000                664 (1)

William L. Blair,                         1999    $  114,461         -0-               -0-           $    138 (2)
 Vice President-Corporate Sales           1998        34,615(3)      -0-            20,000                 46

----------------

(1) Comprised of contributions by Sport-Haley to the Named Officer's 401(k) plan and $138 per year per each Named Officer for term life insurance premiums.
(2)    Comprised solely of $138 per year for term life insurance premiums.
(3) Mr. Blair was first employed by Sport-Haley as an executive officer in March 1998. Accordingly, compensation in fiscal 1998 was paid only for a four month period.

         OPTION/SAR GRANTS TABLE. The following table sets forth information on grants of options pursuant to the Sport-Haley 1993 Stock Option Plan, as amended, during fiscal 1999 to the Named Officers. In accordance with the applicable regulations of the Securities and Exchange Commission, options previously granted to the Named Officers which were repriced during fiscal 1999 are reflected as new grants in fiscal 1999.



                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                                      INDIVIDUAL GRANTS                                OF STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM(1)
                    ---------------------------------------------------------------    -----------------------------
                     NUMBER OF SECURITIES      PERCENT OF TOTAL        EXERCISE OR
                      UNDERLYING OPTIONS/   OPTIONS/SARS GRANTED TO    BASE PRICE    EXPIRATION
    NAME              SARS GRANTED(2)(3)   EMPLOYEES IN FISCAL YEAR(4)  ($/SHARE)(5)    DATE         5%($)         10% ($)
--------------      --------------------- ---------------------------------------   ----------      -------        -------
Robert G. Tomlinson         30,000(6)             9.7%                   $8.625       2/14/07      $123,543       $295,905
                            30,000(7)             9.7                     8.625      11/13/07       142,658        351,371

Robert W. Haley             30,000(6)             9.7                     8.625       2/14/07       123,543        295,905
                            20,001(7)             6.4                     8.625      11/13/07        95,110        234,259

William L. Blair               -0-(8)

----------------

(1) The hypothetical gains or "option spreads" that would exist for the respective options are included in accordance with the rules of the Securities and Exchange Commission. As mandated by the Securities and Exchange Commission, these gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. They do not represent any assurance that the shares of Common Stock will appreciate in value and do not represent any estimated or projected future prices. The actual value, if any, realized may be greater or less than the potential realizable value set forth in the table. If the Common Stock does not appreciate, the Named Officers will receive no benefit from the options.
(2) On October 13, 1999, the Compensation Committee authorized the cancellation of certain options and replacement of those options with new options with an exercise price equivalent to the fair market value of the Common Stock on that date. No other changes to such options were made.
(3) Of the options owned by Mr. Tomlinson, 50,000 are currently exercisable and the remaining 10,000 become exercisable in February 2000. One-third of each grant of Mr. Haley's options become exercisable on the anniversary date of the respective grant dates. Of the 50,001 options owned by Mr. Haley, 33,334 are currently exercisable or will become exercisable within 60 days, 10,000 will become exercisable in February 2000 and the remaining 6,667 will become exercisable in November 2001.
(4) Options to purchase certain shares were repriced and the chart reflects those as new grants in fiscal 1999.
(5) All of the options have an exercise price equal to at least 100% of the fair market value of the underlying Common Stock on the date of grant.
(6) These options were originally issued February 14, 1997 with an exercise price of $14.25 per share. The exercise price was changed on October 13, 1999 to $8.625 per share.
(7) These options were originally issued November 13, 1997 with an exercise price of $10.625 per share. The exercise price was changed on October 13, 1999 to $8.625 per share.
(8) Mr. Blair was not granted any options in fiscal 1999 and his previously granted options were not repriced.

     TEN YEAR REPRICING TABLE. In October 13, 1999, the Compensation Committee authorized the cancellation of certain options and replacement of those option with new options with an exercise price equivalent to the fair market value of the Common Stock on that date. No other changes to such options were made. The following table provides certain information regarding the repricing of options held by any person who served as an executive officer of Sport Haley since it became a reporting company in April 1994.

                                   NUMBER OF SECURITIES  MARKET PRICE OF  EXERCISE PRICE  NEW    LENGTH OF ORIGINAL
                                    UNDERLYING OPTIONS    STOCK AT TIME     AT TIME OF  EXERCISE   TERM REMAINING AT
NAME AND POSITION              DATE    REPRICED (#)        OF REPRICING     REPRICING    PRICE    DATE OF REPRICING
-----------------              ----    ------------       -------------     ---------   -----    -----------------
Robert G. Tomlinson,           10/13/98      30,000         $8.625        $14.250     $8.625        8 yrs., 4 mos.
    Chairman and Chief         10/13/98      30,000          8.625         10.625      8.625        9 yrs., 1 mo.
    Executive Officer
Robert W. Haley,               10/13/98      30,000          8.625         14.250      8.625        8 yrs., 4 mos.
  President                    10/13/98      20,001          8.625         10.625      8.625        9 yrs., 1 mo.
Kevin M. Tomlinson,            10/13/98      25,000          8.625         10.625      8.625        9 yrs., 1 mo.
  Chief Operating Officer
Steve Auger, Controller        10/13/98       7,500          8.625         14.250      8.625        8 yrs., 4 mos.
Cathy Blair, VP of             10/13/98       5,000          8.625         12.750      8.625        7 yrs., 6 mo.
  Merchandising/ Design        10/13/98       7,500          8.625         14.250      8.625        8 yrs., 4 mo.


FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                                         NUMBER OF SECURITIES UNDER-     VALUE OF UNEXERCISED IN-
                                                         LYING UNEXERCISED OPTIONS/      THE-MONEY OPTIONS/SARS
                          SHARES                          SARS AT FISCAL YEAR-END        AT FISCAL YEAR-END($)(1)
                         ACQUIRED         VALUE        ---------------------------     ---------------------------
   NAME                ON EXERCISE      REALIZE        EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
-------------          -----------      -------        -----------   -------------     -----------   --------------
Robert G. Tomlinson          -0-          -0-             50,000        10,000               -0-           -0-
Robert W. Haley              -0-          -0-             26,667        23,334               -0-           -0-
William L. Blair             -0-          -0-              6,667        13,333               -0-           -0-

---------------
(1) None of such options were "in-the money options" as the exercise price of all such options exceeded the closing sale price of $4.813 on June 30, 1999.

         No employee of Sport-Haley receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 1999, no non-employee directors were granted any options.

         EMPLOYMENT AGREEMENTS. Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. The agreement requires that he devote his full business time to Sport-Haley as Chief Executive Officer and/or Chairman of the Board at an annual salary of $200,000, be provided an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extends for a three-year term. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of Sport-Haley or upon his resignation. Subject to the right of Sport-Haley to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to Sport-Haley for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of Sport-Haley or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at Sport-Haley's expense. The change of control provisions and death benefits entitle Mr.

Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

         Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. The agreement requires that he devote his full business time to Sport-Haley as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. The employment agreement extended through December 31, 1998 and was subsequently automatically renewed for an additional one year term. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive severance compensation for one year from the date of termination in an amount equal to his annual salary and bonus payment during the preceding 12 months. If Mr. Haley terminates the agreement with or without cause, Mr. Haley is entitled to receive severance compensation for one year in an amount equal to 60% of his annual salary and bonus payment during the preceding 12 months. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley or if Mr. Haley dies, Mr. Haley or his estate, as applicable, is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Haley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

         Sport-Haley entered into an employment agreement with Mr. William Blair effective March 2, 1998. The agreement requires that he devote his full business time to Sport-Haley as Vice President of Corporate Sales at an annual salary of $120,000 and such bonuses as awarded by the Board of Directors. The employment agreement for Mr. Blair extends through March 1, 2001 and is by its terms automatically renews for one additional year unless notice of termination is given by either party. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement) or if Mr. Blair terminates the agreement with or without "cause", he is entitled to receive severance compensation equal to six months' salary and 50% of the last annual bonus. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. Options previously granted may become fully vested on the date of termination, depending on the reason for termination. The agreement contains a non-competition agreement for six months following termination, provided Mr. Blair may be released from the non-compete if the agreement is terminated without cause and he elects to forego any severance pay.

STOCK OPTION PLAN

         Sport-Haley adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan, as amended, provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 1,350,000 shares. Non-qualified options may be granted to employees, directors and consultants of Sport-Haley, while incentive options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

         The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

         The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of Sport-Haley on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport-Haley, the exercise price of incentive options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The term of all non-qualified stock options granted under the Option Plan may not exceed ten years and the term of all incentive options may not exceed five years.
The Option Plan may be amended or terminated by the Board of Directors.

         The Option Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with Sport-Haley, all unvested options terminate and are no longer exercisable. Vested options shall remain exercisable for a specified period of time following the termination date. The length of such extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

         The Option Plan provides that, in the event Sport-Haley enters into an agreement providing for the merger of Sport-Haley into another corporation or the sale of substantially all of Sport-Haley's assets, any outstanding unexercised option shall become exercisable at any time prior to the effective date of such agreement. Upon the consummation of a merger or sale of assets, such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

         As of June 30, 1999, a total of 402,214 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.50 to $10.63 per share and a weighted average exercise price per share of $8.25.

401(k) PLAN

         In January 1996, Sport-Haley adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of Sport-Haley. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by Sport-Haley up to 5% of the employee's annual compensation. Upon leaving Sport-Haley, each participant is 100% vested with respect to the participant's contributions and is vested based on years of service with respect to Sport-Haley's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 1999. Based solely on Sport-Haley's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 1999, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

COMPENSATION COMMITTEE REPORT

         Notwithstanding anything to the contrary set forth in any of the previous filings made by Sport-Haley under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Report on Form 10-K, in whole or in part, the following Compensation Committee Report shall not be deemed to be "filed" with the Securities and Exchange Commission nor shall it be incorporated by reference into any such future filings.

         This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 1999.

      COMPENSATION POLICY. Sport-Haley's policy with respect to executive compensation has been designed to:

       - Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to Sport-Haley in a manner that is commensurate with compensation paid by companies of comparable size or within the golf apparel industry;

       - Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of Sport-Haley; and

       - Align the interests of the executive officers with those of Sport-Haley's shareholders.

         The components of compensation paid to certain executive officers consist of (a) base salary, (b) incentive compensation in the form of discretionary annual bonus payments, (c) long-term incentive compensation in the form of awards under Sport-Haley's Option Plan, and (d) various other benefits.

         BASE SALARY. For fiscal 1999, the Compensation Committee reviewed the base salary paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 1999, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of any executive officer in fiscal 1999, except for one officer whose job responsibilities were changed. Due to slow sales and the desire to reduce corporate overhead and manage expenses, all of the executive officers of Sport-Haley voluntarily chose to forgo receipt of a portion of their base pay from January 1, 1999 through June 30, 1999. Those voluntary reductions ranged from 10% to 25% of their base pay.

         INCENTIVE CASH BONUS COMPENSATION. The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. It also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision on whether to award incentive cash bonus compensation is based on a combination of achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, Sport-Haley's future operating results, and on an officer's responsibilities, capabilities and contribution to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although certain executive officers' employment agreements provide that the executive is eligible for a discretionary bonus of up to a specified percentage of his or her base salary. Although all of the executive officers' contributions were noted and commended, the Compensation Committee did not award any incentive cash bonuses to any of the executive officers because it did not believe that such bonuses were merited in view of the significant slow down in growth of Sport-Haley in fiscal 1999.

         LONG-TERM INCENTIVE (OPTION) COMPENSATION. The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. The Compensation Committee's only award of options in fiscal 1999 was to an executive who assumed additional job responsibilities. However, following a sustained drop in the price of Sport-Haley's Common Stock, the Compensation Committee became concerned with the effect of the price drop on employees and officers holding stock options granted in prior years with higher and, in many cases, significantly higher, exercise prices. Despite Sport-Haley's historic results of operations, its stock price decreased substantially in the latter part of 1998. The Compensation Committee attributed the drop in price to general conditions in the small cap market and market perceptions concerning the golf attire industry in general, as well as announcements about lower sales and earnings. In response, in October 1999, the Compensation Committee approved the cancellation of certain options with higher exercise prices and replaced such options with new options with an exercise price equivalent to the fair market value of the date of grant. This action was motivated by the desire to retain talented employees and executives in light of the loss of incentive value represented by stock options with considerably higher exercise prices than the prevailing market price in a competitive environment for qualified employees and executives. The Committee concluded that repricing out-of-the-money options was advisable in order to retain and motivate its employees and management The Compensation Committee also believed that the downward pressure on Sport-Haley's stock price was primarily a result of external factors beyond management's control.

         OTHER BENEFITS. Executive officers are eligible for various benefits, including health and welfare plans generally available to all full-time employees. In addition, the executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby they may elect to defer part or all of their base and incentive cash compensation, with matching contributions from Sport-Haley. Sport-Haley does not maintain any other plans and arrangements for the benefit of its executive officers except to provide a life insurance policy for the benefit of certain executive officers' named beneficiaries and a vehicle for its Chief Executive Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

         TAX CONSIDERATIONS. Beginning in 1994, the Internal Revenue Code limited the federal income tax deductibility of compensation paid to a company's chief executive officer and to each of the four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. A company may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as shareholder approval). Considering current compensation plans and policy and the exercise price of currently outstanding stock options held by the executive officers, the Compensation Committee believes that, for the near future, there is little risk that Sport-Haley will lose any significant tax deduction relating to executive compensation. At such time, if any, that the deductibility of executive compensation becomes an issue, modifications to compensation plans and policies will be considered by the Compensation Committee.

         CEO COMPENSATION. In reviewing the Chairman and Chief Executive Officer's compensation package, the Committee pursues the same objectives which apply for other executive officers. The overall goal is to base the Chairman and Chief Executive Officer's salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chairman and Chief Executive Officer particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee believes that Mr. Tomlinson's leadership has been essential in growing Sport-Haley's revenues almost seven fold from 1994 to 1999. The Compensation Committee noted that Mr. Tomlinson had made a voluntary decision to reduce his base salary and commended that action as a demonstration of his continued leadership and administration of resources. In fiscal 1999, raises or cash bonuses were awarded to Mr. Tomlinson and no new options were granted to him, but all 60,000 of his existing options were repriced. Mr. Tomlinson's voluntary reduction in his salary has continued into fiscal 2000 and he is currently being paid at an annual rate of $170,000, rather than the $220,000 to which he is entitled under his employment agreement.

         The Compensation Committee believes that the concepts discussed above further the shareholders' interests and that officer compensation encourages responsible management of Sport-Haley. The Compensation Committee considers the effect of management compensation on shareholder interests. In the past, the Board of Directors based its review in part on the experience of its own members and on information requested from management personnel. These same factors will be used in the future in determining officer compensation.

       This report was furnished by Mark J. Stevenson, Ronald J. Norick and James H. Everest, all of the members of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All of the Compensation Committee members are independent directors of Sport-Haley. None of these members have ever been an officer or employee of Sport-Haley or its Subsidiary nor have any of them had a relationship which would require disclosure under the "Certain Relationship and Related Transactions" captions of any of Sport-Haley's filings with the Commission during the past three fiscal years.

PERFORMANCE GRAPH

         Notwithstanding anything to the contrary set forth in any of the previous filings made by Sport-Haley under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Report on Form 10-K, in whole or in part, the following performance graph shall not be deemed to be incorporated by reference into any such future filings.

         Set forth below is a line graph prepared by Media General Financial Services comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) a Nasdaq Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from June 30, 1994 through June 30, 1999 (the "Measurement Period"). The graph assumes that $100 is invested in each of Sport Haley's Common Stock, the Nasdaq Market Index and the publicly traded peers on June 30, 1994 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing (i) the difference between Sport-Haley's share price at June 30, 1994 and at each June 30 of the Measurement Period by (ii) the share price at the beginning of the Measurement Period.


                                             FISCAL YEAR ENDING JUNE 30,
                                 ----------------------------------------------------------
                                 1994       1995       1996       1997       1998       1999
                                 ----       ----       ----       ----       ----       ----
Sport-Haley, Inc.               100.00     145.10     229.41     262.75     205.88      75.49
Industry Peer Group Index       100.00     101.64     141.28     166.47     197.85     177.83
Nasdaq Market Index             100.00     117.28     147.64     177.85     235.75     330.37



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of September 24, 1999 by (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. The information with respect to institutional investors is derived solely from statements filed with the Commission under
Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.


                                                                               SHAREHOLDINGS ON SEPTEMBER 24, 1999
                                                                          ------------------------------------------
     NAME AND ADDRESS (1)                                                 NUMBER OF SHARES (2) PERCENT OF CLASS (3)
--------------------------                                                -------------------- ---------------------
Robert G. Tomlinson(4)...................................................        138,000                3.5%
Robert W. Haley(5).......................................................         54,950                1.4
Steve S. Auger(6)........................................................          6,100                *
Catherine Blair(7).......................................................         17,500                *
Kevin M. Tomlinson(8)....................................................         45,000                1.2
William L. Blair(8)......................................................          6,667                *
Mark J. Stevenson(8).....................................................         16,667                *
Ronald J. Norick(9)......................................................         81,367                2.1
James H. Everest(10).....................................................         56,667                1.5
U.S. Bancorp(11).........................................................        382,620                9.9
     601 Second Avenue South
     Minneapolis, Minnesota 55402
Delaware Management Holdings, Inc........................................        236,900                6.1
     2005 Market Street
     Philadelphia, Pennsylvania 19103
Sandera Partners, L.P.(12)
     1601 Elm Street, Suite 4000
     Dallas, Texas 75201.................................................        240,285                6.2
Newcastle Partners, L.P.(12)
     4020 Windsor Avenue
     Dallas, Texas 75205.................................................        245,285                6.4
All directors and officers as a group
(Nine persons)(13).......................................................        422,918               10.4


-------------------
* Less than 1%
(1) Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.
(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 28, 1999.
(4)      Includes 50,000 shares subject to currently exercisable options.
(5) Includes 33,334 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(6)      Includes 5,000 shares subject to currently exercisable options.
(7) Includes 15,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(8)      Consists solely of shares subject to currently exercisable options.
(9)      Includes 25,000 shares subject to currently exercisable options.
(10)     Includes 16,667 shares subject to currently exercisable options.
(11) U.S. Bancorp is a parent holding company which beneficially owns shares owned of record by The Regional Equity Fund, a mutual fund of the First American Investment Funds, Inc., an open-end investment company.

(12) The sole general partner of Newcastle Partners, L.P. may be deemed a control person related to Sandera Partners, L.P. and the 240,285 shares shown as beneficially owned by Newcastle Partners, L.P. are the shares owned by Sandera Partners, L.P.
(13) Includes 213,335 shares of Common Stock subject to currently exercisable options. Excludes shares of Common Stock as to which officers and directors disclaim beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Sport-Haley has adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount which exceeds $60,000. No such transactions occurred in fiscal 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

         (1) FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets - June 30, 1999 and 1998
         Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 1999, 1998 and 1997 Consolidated Statement of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997 Notes to Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

         (2) FINANCIAL STATEMENT SCHEDULES

         None

         (3) EXHIBITS

EXHIBIT NO.                DOCUMENT
-----------               -----------
-      3.1.2   Amended and Restated Articles of Incorporation of
               Sport-Haley as filed on March 7, 1994 with the Secretary of
               State of the State of Colorado.

--    3.2.3    Amended and Restated By-laws of Sport-Haley as adopted January
               10, 1996.

-     4.1      Form of Specimen Certificate for Common Stock of Sport-Haley.

++    10.1.3   1993 Stock Option Plan, effective March 1993, as amended.

x     10.2.1   Employment Agreement, dated January 1, 1997, by and
               between Robert G. Tomlinson and Sport-Haley.

x     10.2.4   Employment Agreement, dated July 1, 1997, by and betwee
               Catherine B. Blair and Sport Haley.

x     10.2.5   Employment Agreement, dated January 1, 1997, by and between
               Robert W. Haley and Sport- Haley.

x     10.2.10  Form of standard Endorsement Agreement by and between various golf professionals and SportHaley.

++++  10.3.2   Business Loan Agreement, dated November 5, 1998, by and
               between U.S. Bank National Association,  Sport-Haley and
               B&L Sportswear, Inc..



++    10.4.1   Lease Agreement, dated July 29, 1994, by and among Thomas J.
               Hilb, individually, Thomas J. Hilb, as Trustee of the Connie
               Hilb Trust, and Sport-Haley.

--    10.4.2   Amendment to Lease Agreement, dated January 12, 1996, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as
               Trustee of the Connie Hilb Trust, and Sport-Haley.

+     10.4.4   Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and
               Sport-Haley.

**    10.4.5   Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.

-     10.5     Form of Independent Sales Representative Agreement.

+     10.7     Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.

--    10.10    Trademark Licensing Agreement, dated October 14, 1995, by
               and between W.L. Gore & Associates, Inc. and Sport-Haley.

xx    10.16    Stock Purchase Agreement among Sport-Haley, Marvin Urquhart,
               Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.

***   11       Schedule Computing Net Income Per Common Share

**    21       Subsidiaries of the Registrant

***   23.      Consent of Levine Hughes & Mithuen, Inc.,
               independent certified public accountants for
               Sport-Haley.

***   27.      Financial Data Schedule.

* Incorporated by reference from Sport-Haley's Registration Statement on Form SB-2 (File No. 333-1214).
- Incorporated by reference from Sport-Haley's Registration Statement on Form SB-2 (File No. 33-74876-D).
+ Incorporated by reference from Sport-Haley's Form 10-KSB filed October 6, 1995 (File No. 1-12888).
++ Incorporated by reference from Sport-Haley's Form 10-KSB filed September 14, 1994 (File No. 1-12888).
++ Incorporated by reference from Sport-Haley's Form 10-QSB filed November 14, 1995 (File No. 1-12888).
-- Incorporated by reference from Sport-Haley's Form 10-QSBA/1 filed February 2, 1996 (File No. 1-12888).
+ Incorporated by reference from Sport-Haley's Form 10-KSB filed on October 11, 1996.
++ Incorporated by reference from Sport-Haley's Form 10-QSB filed on May 12, 1997 (File No. 1-12888).
x Incorporated by reference from Sport-Haley's Form 10-KSB filed on September 29,1997 (File No. 1-12888).
xx Incorporated by reference from Sport-Haley's Form 8-K filed on April 27, 1998 (File No. 1-12888).
** Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888).
++++ Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831).
***   Filed herewith.

         (b)      REPORTS ON FORM 8-K

         A report on Form 8-K was filed on May 10, 1999 reporting an increase in Sport-Haley's repurchase program under Item 5 of such Form.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SPORT-HALEY, INC.



September 27, 1999          By:  /s/ ROBERT G. TOMLINSON
                                 -----------------------------------------
                                 Robert G. Tomlinson, Chairman of the Board


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

   SIGNATURE                                     TITLE                                                DATE
   ---------                                     -----                                                ----
  /s/ ROBERT G. TOMLINSON             Chairman of the Board and Chief Executive                September 27, 1999
----------------------------          Officer (Principal Executive Officer)
      Robert G. Tomlinson


/s/  ROBERT W. HALEY                  President and Director                                   September 27, 1999
----------------------------
      Robert W. Haley


  /s/ STEVE S. AUGER                  Treasurer (Principal Financial and                       September 27, 1999
----------------------------          Accounting Officer)
      Steve S. Auger


                                      Director
----------------------------
      Mark J. Stevenson


  /s/ RONALD J. NORICK                Director                                                 September 27, 1999
----------------------------
      Ronald J. Norick


  /s/ JAMES H. EVEREST                Director                                                 September 27, 1999
----------------------------
      James H. Everest

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Shareholders
Sport-Haley, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. as of June 30, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport-Haley, Inc. as of June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                         Levine, Hughes, & Mithuen Inc.


Englewood, Colorado
September 7, 1999

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                    ASSETS
                                                                                1999                1998
                                                                            ------------       ---------------
Current assets:
    Cash and cash equivalents                                               $    8,581,250     $    6,501,568
    Short-term investments and marketable securities                                   625             12,920
    Accounts receivable, net of allowance of $86,704
          and $155,231, respectively                                             5,670,577          6,553,684
    Inventories                                                                 13,282,962         17,577,086
    Prepaid expenses                                                             1,585,447          1,285,171
    Deferred taxes                                                                 124,425            118,649
                                                                            --------------     --------------

         Total current assets                                                   29,245,286         32,049,078

Property and equipment, net                                                      2,467,983          2,303,747
Net assets of discontinued operations                                              305,635            756,360
Goodwill, net of amortization of $9,359 at June 30, 1999                            84,231             93,590
Deferred taxes                                                                      50,851                  -
Other assets                                                                       313,048             33,706
                                                                            --------------     --------------
                                                                            $   32,467,034     $   35,236,481
                                                                            --------------     --------------
                                                                            --------------     --------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations maturing within one year                      $            -     $          454
    Note payable                                                                   600,000            500,000
    Accounts payable                                                               788,331          1,861,538
    Accrued income taxes                                                                 -            317,538
    Accrued commissions and other expenses                                         769,378          1,027,449
                                                                            --------------     --------------
         Total current liabilities                                               2,157,709          3,706,979
                                                                            --------------     --------------
Long-term liabilities:
    Deferred taxes                                                                       -              4,060
                                                                            --------------     --------------
                                                                                         -              4,060
                                                                            --------------     --------------
                                                                                 2,157,709          3,711,039
                                                                            --------------     --------------
Commitments and contingencies  (Notes 10, 13, 14, 19, 20 and 22)
Minority interest                                                                 (191,193)            60,111
                                                                            --------------     --------------
Shareholders' equity:
    Preferred stock, no par value; authorized 1,500,000
         shares; none issued and outstanding                                             -                  -
    Common stock, no par value; 15,000,000 shares
         authorized; 4,257,552 and 4,512,962 shares
         issued and outstanding, respectively                                   16,355,097         18,416,463
    Additional paid-in capital                                                     879,478            597,669
    Retained earnings                                                           13,265,943         12,451,199
                                                                            --------------     --------------
         Total shareholders' equity                                             30,500,518         31,465,331
                                                                            --------------     --------------

                                                                            $   32,467,034     $   35,236,481
                                                                            --------------     --------------
                                                                            --------------     --------------


See audit report of independent acccountants and notes to consolidated financial statements.

                                 SPORT-HALEY, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                     1999             1998               1997
                                                               --------------     -------------     --------------
Net sales                                                      $   27,531,089     $  30,461,722     $   28,613,318

Cost of goods sold                                                 19,261,422        17,935,490         16,630,684
                                                               --------------     -------------     --------------
Gross profit                                                        8,269,667        12,526,232         11,982,634

Selling, general and administrative expenses                        7,218,725         7,481,406          6,709,775
                                                               --------------     -------------     --------------
Income from operations                                              1,050,942         5,044,826          5,272,859
                                                               --------------     -------------     --------------
Other income and (expense):
     Interest income                                                  283,701           438,461            410,611
     Other income                                                     173,921           180,743            338,846
     Other expense                                                    (63,263)         (317,177)          (360,174)
                                                               --------------     -------------     --------------
                                                                      394,359           302,027            389,283
                                                               --------------     -------------     --------------
Income from operations before minority
   interest and provision for income taxes                          1,445,301         5,346,853          5,662,142

Minority interest benefit                                             251,304             6,259                  -

Provision for income taxes                                           (609,482)       (1,204,639)        (1,636,693)
                                                               --------------     -------------     --------------
Income from continuing operations                                   1,087,123         4,148,473          4,025,449
                                                               --------------     -------------     --------------
Discontinued operations:
   Income (loss) from discontinued operations, net
     of income tax benefit (provision) of $39,895,
     $(33,639) and $46,945, respectively                              (72,170)          115,868           (115,495)
   Loss on disposal of assets, net of income tax benefit
     of $110,674                                                     (200,209)                -                  -
                                                               --------------     -------------     --------------
Income (loss) from discontinued operations                           (272,379)          115,868           (115,495)

Net income                                                            814,744         4,264,341          3,909,954
                                                               --------------     -------------     --------------
Other comprehensive income:
   Unrealized loss on available for
     sale securities                                                       -                 -             65,750
                                                               --------------     -------------     --------------

Comprehensive income                                           $      814,744     $   4,264,341     $    3,844,204
                                                               --------------     -------------     --------------
                                                               --------------     -------------     --------------
Income per share:
   Basic:
     Income from continuing operations                         $          .25     $         .91     $         .86
     Net income                                                $          .18     $         .93     $         .84
   Diluted:
     Income from continuing operations                         $          .25     $         .90     $         .86
     Net income                                                $          .18     $         .93     $         .83

Weighted average shares outstanding     - basic                     4,408,189         4,564,355          4,658,796
                                        - diluted                   4,408,189         4,592,751          4,689,713


See audit report of independent accountants and notes to consolidated financial statements.

                                       SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                            UNREALIZED
                                                                  ADDITIONAL                  LOSS ON          TOTAL
                                       COMMON STOCK                PAID-IN      RETAINED    MARKETABLE     SHAREHOLDERS'
                                  SHARES           AMOUNT          CAPITAL      EARNINGS    SECURITIES         EQUITY
                               -----------      ------------    ----------   ------------   ------------   ------------
Balance at June 30, 1996         4,419,271      $ 20,166,106    $   62,661   $  4,276,904   $   (140,273)  $ 24,365,398

Stock options exercised            319,905         1,657,967             -              -              -      1,657,967

Warrants exercised                  39,187           240,865             -              -              -        240,865

Repurchase of common stock        (127,290)       (1,625,429)            -              -              -     (1,625,429)

Stock option compensation                -                 -       223,015              -              -        223,015

Unrealized loss on securities
     available for sale                  -                 -             -              -        (65,750)       (65,750)

Net income                               -                 -             -      3,909,954                     3,909,954
                               -----------      ------------    ----------   ------------   ------------   ------------

Balance at June 30, 1997         4,651,073        20,439,509       285,676      8,186,858       (206,023)    28,706,020

Stock options exercised             73,326           469,731             -              -              -        469,731

Warrants exercised                  28,563           218,160             -              -              -        218,160

Repurchase of common stock        (240,000)       (2,710,937)            -              -              -     (2,710,937)

Stock option compensation                -                 -       311,993              -              -        311,993

Change in unrealized loss on
   securities available for sale         -                 -             -              -        206,023        206,023

Net income                               -                 -             -      4,264,341              -      4,264,341
                               -----------      ------------    ----------   ------------   ------------   ------------

Balance at June 30, 1998         4,512,962        18,416,463       597,669     12,451,199              -     31,465,331

Stock options exercised              9,340            60,572             -              -              -         60,572

Warrants exercised                  22,250           144,625             -              -              -        144,625

Repurchase of common stock        (287,000)       (2,266,563)            -              -              -     (2,266,563)

Stock option compensation                -                 -       281,809              -              -        281,809

Net income                               -                 -             -        814,744              -        814,744
                               -----------      ------------    ----------   ------------   ------------   ------------

Balance at June 30, 1999         4,257,552      $ 16,355,097    $  879,478   $ 13,265,943   $          -   $ 30,500,518
                               -----------      ------------    ----------   ------------   ------------   ------------
                               -----------      ------------    ----------   ------------   ------------   ------------


See audit report of independent accountants and notes to consolidated financial statements.

                                        SPORT-HALEY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                           1999             1998              1997
                                                                     --------------    --------------    --------------
Cash flows from operating activities:
     Net income                                                      $      814,744    $    4,264,341    $    3,909,954
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                       646,853           577,274           449,862
        Deferred taxes, and other                                           (60,687)          (78,918)          (64,800)
        Provision for doubtful accounts                                     120,000            53,000           154,000
        Loss on disposal of assets                                          109,384           334,230                 -
        Amortization of investment premiums                                       -            21,420           126,747
        Stock option compensation                                           281,809           311,993           223,015

     Cash provided (used) due to changes in assets and
     liabilities net of B&L Sportswear, Inc., acquisition:
        Accounts receivable                                                 763,107          (632,752)       (1,361,250)
        Inventory                                                         4,609,648        (7,896,453)       (2,265,133)
        Prepaid expenses                                                   (300,276)         (224,649)            1,549
        Other assets                                                       (279,342)           33,555           (35,617)
        Accounts payable                                                 (1,073,208)          557,931          (822,300)
        Accrued commissions and other expenses                             (258,070)          141,235           149,454
        Accrued income taxes                                               (317,538)          317,538          (464,483)
        Minority interest                                                  (251,304)           (6,259)                -
                                                                     --------------    --------------    --------------
              Net cash provided (used) by operating activities            4,805,120        (2,226,514)              998
                                                                     --------------    --------------    --------------
Cash flows from investing activities:
     Purchase of B&L Sportswear, Inc., net of cash acquired                       -          (151,694)                -
     Purchase of fixed assets                                              (788,338)         (838,844)       (1,158,750)
     Maturities of short-term investments and marketable securities               -         1,270,000                 -
     Sale of short-term investments and marketable securities                     -                 -         2,511,439
     Proceeds from the disposal of fixed assets                              24,720            21,078                 -
                                                                     --------------    --------------    --------------
              Net cash provided (used) by investing activities             (763,618)          300,540         1,352,689
                                                                     --------------    --------------    --------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                           (454)           (2,221)           (1,360)
     Advances on notes payable                                              100,000           179,343                 -
     Proceeds from exercised stock options and warrants                     205,197           687,891         1,898,832
     Repurchase of common stock                                          (2,266,563)       (2,710,937)       (1,625,429)
                                                                     --------------    --------------    --------------
              Net cash provided (used) by financing activities           (1,961,820)       (1,845,924)          272,043
                                                                     --------------    --------------    --------------

     Net increase (decrease) in cash and cash equivalents                 2,079,682        (3,771,898)        1,625,730

Cash and cash equivalents, beginning of year                              6,501,568        10,273,466         8,647,736
                                                                     --------------    --------------    --------------

Cash and cash equivalents, end of year                               $    8,581,250    $    6,501,568    $   10,273,466
                                                                     --------------    --------------    --------------
                                                                     --------------    --------------    --------------

Supplemental cash flow information:
     Cash paid during the year for:
        Interest                                                     $       43,885    $       35,476    $        7,594
                                                                     --------------    --------------    --------------
                                                                     --------------    --------------    --------------
        Taxes                                                        $    1,154,751    $    983,000      $    2,130,562
                                                                     --------------    --------------    --------------
                                                                     --------------    --------------    --------------

See audit report of independent accountants and notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION AND NATURE OF OPERATIONS

        Organization and Nature of Operations:

        Sport-Haley designs, markets, and contracts for the manufacture of quality men's and women's fashion golf apparel under the distinctive Haley-Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous it and classic appearance. The Company's apparel is sold in the remium and mid-price market through a network of independent ales representatives and distributors to primarily golf rofessional shops, country clubs and resorts throughout the nited States and internationally. The Company also sells to ollege, university and corporate markets. The Company was rganized as a Colorado corporation on January 1, 1991.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of Sport-Haley, Inc. and its majority-owned subsidiary, B&L Sportwear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

        INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out) or market. The Company maintains a perpetual inventory system and adjusts inventories annually based upon the results of its physical inventory taken at its fiscal year end. Cost includes materials, labor and manufacturing overhead. Generally, slow moving inventories are written down to market value during the current fiscal year.

        BAD DEBTS:

        Bad debts are provided for using the allowance method based on historical experience and evaluation of outstanding accounts receivable at year-end.

        DEPRECIATION AND AMORTIZATION:

        Furniture, fixtures and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets ranging from three to twelve years using the straight-line method of depreciation. Depreciation and amortization expense at June 30, 1999, 1998 and 1997 was $646,853, $577,274 and $449,862, respectively.

        Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method.

        Upon disposing of assets, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss, if any, is recognized in the year of the disposition.

        LONG-LIVED ASSETS:

        The Company periodically evaluates the recoverability of its long-lived assets based upon the estimated undiscounted future cash flows from the related asset. Impairment would be recognized in operations if permanent diminution in value occurs.

        REVENUE RECOGNITION:

        The Company recognizes revenue upon shipment of its products. Generally, both risk and title pass to the Company's customers at date of shipment via common carrier.

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

        USE OF ESTIMATES:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        CERTAIN RISKS AND CONCENTRATIONS:

        The Company's operations consist of the design, manufacture and wholesale of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 1999 and 1998 the majority of the Company's receivables are from companies in the golfing industry. The Company maintains adequate allowance for potential credit losses and performs on-going credit evaluations.

        EXCESS COST OVER NET ASSETS ACQUIRED:

        The excess cost over the net assets acquired of B&L Sportswear, Inc. is being amortized on a straight-line basis over ten years.

        STATEMENT OF CASH FLOWS:

        For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate, to be cash equivalents

        RECENT PRONOUNCEMENTS:

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (net revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has adopted SFAS 130 in fiscal year 1999.

        In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds assets and report revenues. The Company has adopted SFAS No. 131 in fiscal year 1999.

        RECLASSIFICATIONS:

        Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the current year presentation.

        FINANCIAL INSTRUMENTS:

        The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 3  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of the Company's financial instruments are as follows:


                                                             1999                            1998
                                                ---------------------------     -----------------------------
                                                 CARRYING          FAIR         CARRYING           FAIR
                                                 AMOUNT            VALUE        AMOUNT             VALUE
                                                ------------  -------------    --------------   -------------
               Cash and cash equivalents        $  8,581,250  $   8,581,250     $   6,501,568   $   6,501,568

               Short-term investments
                  and marketable securities              625            625           12,290           12,290


               The carrying amount of cash and cash equivalents and short-term investments and marketable securities approximates fair value.

               The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

NOTE 4         CASH AND CASH EQUIVALENTS

               Cash and cash equivalents consist of the following at June 30:


                                                               1999                  1998
                                                           --------------      ---------------
                            Cash in banks                  $    3,619,343      $     2,522,942
                            Short-term securities               4,961,907            3,978,626
                                                           --------------      ---------------
                                                           $    8,581,250      $     6,501,568
                                                           --------------      ---------------
                                                           --------------      ---------------


NOTE 5         ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

               A summary of the allowance for uncollectible accounts at June 30:

                                                              1999              1998             1997
                                                          -------------    -------------     ------------
               Balance at July 1                          $     155,231    $      71,157     $     90,243
               Provision for uncollectible accounts             120,000           53,000          154,000
               Charge-offs                                     (405,060)        (293,462)        (213,240)
               Recoveries                                       216,533          324,536           40,154
                                                          -------------    -------------     ------------

               Balance at June 30                         $      86,704    $     155,231     $     71,157
                                                          -------------    -------------     ------------
                                                          -------------    -------------     ------------



NOTE 6         INVESTMENTS AND MARKETABLE SECURITIES

               The Company's investments in marketable equity securities are held for an indefinite period and are classified as "available for sale." The fair value of these securities at June 30, 1999 and 1998 was $625 and $12,920, respectively. The Company recognized a permanent decline in the fair value of these securities of $12,295 and $221,153 for the years ended June 30, 1999 and 1998, respectively.

NOTE 7         INVENTORIES

               Inventories consist of the following at June 30:


                                                                           1999                  1998
                                                                      --------------      ---------------
                            Component inventory                       $    5,424,298      $     6,963,746
                            Finished goods                                 7,858,664           10,613,340
                                                                      --------------      ---------------
                                                                      $   13,282,962      $    17,577,086
                                                                      --------------      ---------------
                                                                      --------------      ---------------


NOTE 8         ADVERTISING

               The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

               Direct-response advertising consists primarily of future advertising costs incurred in association with the Company's independent sales representatives. These capitalized costs are amortized over the future selling seasons, generally five to seven months, the period in which the revenue is recognized. At June 30, 1999 and 1998, approximately $370,592 and $438,842 of advertising was capitalized. Advertising expense was $653,056, $413,981 and $457,542 for the years ended June 30, 1999, 1998 and
               1997, respectively.

NOTE 9         PROPERTY AND EQUIPMENT

               Property and equipment are recorded at cost and are comprised of the following at June 30:

                                                                                        1999             1998
                                                                                    -------------   --------------

                            Plant equipment                                         $   1,845,820   $    1,769,864
                            Furniture and equipment                                     1,817,484        1,443,049
                            Leasehold improvements                                        416,296          432,233
                            Transportation equipment                                       34,106           35,597
                            Property held under capital lease                                   -            6,685
                                                                                    -------------   --------------
                                                                                        4,113,706        3,687,428
                            Less, accumulated depreciation
                               and amortization                                         1,645,723        1,383,681
                                                                                    -------------   --------------
                                                                                    $   2,467,983   $    2,303,747
                                                                                    -------------   --------------
                                                                                    -------------   --------------


NOTE 10        LINE OF CREDIT AGREEMENT

               The Company has two separate revolving line of credit agreements with the same bank. These revolving line of credit agreements, which have been renewed through November 5, 2000, provide for interest at 1/2% below the bank's prime rate. One agreement provides for a maximum loan amount of $9.0 million to the Company secured by a lien on substantially all of the Company's assets and the other agreement provides for a maximum loan amount of $1.0 million to its Subsidiary secured by a lien on substantially all of the Subsidiary's assets. The Company generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Subsidiary has a balance due of $600,000 on its line of credit at June 30, 1999.

NOTE 11        ACQUISITION

               On March 27, 1998, the Company closed on its purchase of 52% of the outstanding shares of capital stock of B&L Sportswear, Inc. ("B&L"). The acquisition was completed pursuant to the terms of a stock purchase agreement. The Company paid $165,498 in cash to acquire its 52% ownership interest of B&L. Effective July 1, 1999, the Company increased its ownership in B&L to a 93% interest by exchanging debt owed by B&L to Sport-Haley for additional equity in B&L. The Company and remaining shareholders entered into a buy-sell agreement restricting transfer of their shares of B&L and granted the other party a right of first refusal upon the occurrence of certain events which could lead to a change in ownership of the shares.

               B&L, headquartered in Four Oaks, North Carolina, operates as a cutting and sewing contractor. Since the time of acquisition, they manufacture the Company's products on an exclusive basis. The Company's management believes that the acquisition of a controlling interest in B&L will enhance the Company's ability to control product delivery and inventory. It also believes that by utilizing a captive cutting and sewing contractor, the Company will be able to expand its corporate and retail sales efforts, remain competitive and maintain historical margins.

NOTE 12        INCOME TAXES

               The components of income tax expense are as follows at June 30:

                                                                         1999           1998            1997
                                                                     -------------  -------------  -------------
               Continuing operations:
                   Current
                       Federal                                       $     577,921  $   1,114,624  $   1,463,776
                       State                                                92,248        168,933        234,069
                                                                     -------------  -------------  -------------
                                                                           670,169      1,283,557      1,697,845
                                                                     -------------  -------------  -------------
                   Deferred
                       Federal                                             (52,512)       (68,800)       (53,312)
                       State                                                (8,175)       (10,118)        (7,840)
                                                                     -------------  -------------  -------------
                                                                           (60,687)       (78,918)       (61,152)
                                                                     -------------  -------------  -------------
                                                                           609,482      1,204,639      1,636,693
                                                                     -------------  -------------  -------------
               Discontinued operations:
                   Current
                       Federal                                            (122,529)        29,266        (40,842)
                       State                                               (28,040)         4,373         (6,103)
                                                                     -------------  -------------  -------------
                                                                          (150,569)        33,639        (46,945)
                                                                     -------------  -------------  -------------
                   Grand total                                       $     458,913  $   1,238,278  $   1,589,748
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------


               The difference between the U.S. Federal statutory rate and the Company's effective rate is as follows at June 30:

                                                                         1999           1998            1997
                                                                     -------------  -------------  -------------
                   U.S. Federal statutory rate                                34.0%          34.0%          34.0%
                   State income taxes, net of federal benefits                 5.1            3.3            4.1
                   Increase (decrease) in deferred taxes                      (4.8)          (1.4)          (1.1)
                   Stock options                                               6.0          (15.1)          (4.5)
                   Other                                                      (4.7)           1.7           (3.6)
                                                                     -------------  -------------  -------------
                   Effective tax rate                                         35.6%          22.5%          28.9%
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------


               The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:


                                                                         1999                      1998
                                                              ------------------------   -------------------------
                                                              Current        Long-Term   Current         Long-Term
                                                              ----------  -------------  ----------- -------------
                   Deferred tax liability                     $        -  $   (201,146)  $        -  $    (167,815)
                   Deferred tax asset                            124,425       251,997      118,649        163,755
                                                              ----------  ------------   ----------  -------------
                                                              $  124,425  $     50,851   $  118,649  $      (4,060)
                                                              ----------  ------------   ----------  -------------
                                                              ----------  ------------   ----------  -------------


              The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

                                                          1999                                   1998
                                         --------------------------------------- -------------------------------------
                                                        Tax Effect                               Tax Effect
                                         Temporary                               Temporary
                                         Difference   Current       Long-Term    Difference    Current       Long-Term
                                         ----------  -----------  -------------  ----------   ----------  ------------
               Allowance for doubtful
                  accounts               $    86,704  $    33,425  $           - $   155,231  $   32,449  $          -
               Accumulated
                  depreciation               573,169            -       (201,146)    430,294           -      (167,815)
               Stock options                 660,154            -        251,997     419,884           -       163,755
               Loss on stock                 233,448       91,000              -     221,153      86,200             -
                                                      -----------  -------------              ----------  ------------
                                                      $   124,425  $      50,851              $  118,649  $     (4,060)
                                                      -----------  -------------              ----------  ------------
                                                      -----------  -------------              ----------  ------------



NOTE 13        OPERATING LEASES

               The Company leases its corporate offices, production and warehouse facilities under an operating lease, which expires in fiscal year 2001. During January 1996, the Company amended this facilities lease agreement to provide for additional space, located within the Company's premises, which consists of 15,860 square feet. The lease term and expiration of the additional space will run concurrent with the original lease dated July 29, 1994.

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

               In April 1998, the Company's subsidiary entered into a lease for the operating facilities of the subsidiary located in Four Oaks, North Carolina with the minority shareholders of the subsidiary. The leased facility consists of approximately 22,000 square feet and has an initial term of ten years and may be extended for two additional five-year periods following the initial term. The lease provides for base rental of $64,991 annually.

               Rent expense for the years ended June 30, 1999, 1998 and 1997 was $312,227, $267,168 and $289,909, respectively.

               The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 1999 are as follows:

                                                                    ANNUAL
                    YEARS ENDED JUNE 30,                           PAYMENTS
                  -----------------------                          ----------
                             2000                               $     319,600
                             2001                                     319,600
                             2002                                     178,800
                             2003                                     113,400
                             2004                                      65,000
                             Thereafter                               244,000
                                                                -------------
                                                                $   1,240,400
                                                                -------------
                                                                -------------

NOTE 14        COMMITMENTS

               EMPLOYMENT AGREEMENTS:

               Effective January, 1997 the Company, with the approval of its Board of Diectors, entered into an Employment Agreement (the "Agreement") with Robert G. Tomlinson ("Tomlinson"). Pursuant to the terms of the Agreement, Tomlinson will serve as the Company's Chief Executive Officer through December 31, 2000. The agreement is subject to automatic one year extensions. Annual bonuses, if any, will be determined by the Company's Board of Directors.

               Effective January, 1997 the Company, with the approval of its Board of Directors, entered into an Employment Agreement (the "Agreement") with Robert W. Haley ("Haley"). Pursuant to the terms of the Agreement, Haley will serve as the Company's President through December 31, 1999. The agreement is subject to automatic one year extensions. Annual bonuses, if any, will be determined by the Company's Board of Directors.

               Effective July 1, 1997 the Company with the approval of its Board of Directors, entered into an Employment Agreement (the "Agreement") with Catherine B. Blair ("Blair"). Pursuant to the terms of the Agreement, Blair will serve as the Company's Vice-President of Merchandising and Design through June 30, 2000. The agreement is subject to automatic one year extensions. Annual bonuses, if any, will be determined by the Company's Board of Directors.

               Effective October 1, 1997 the Company with the approval of its Board of Directors, entered into an employment agreement (the "Agreement") with Kevin M. Tomlinson ("Tomlinson"). Pursuant to the terms of the Agreement, Tomlinson will serve as the Company's Executive Director through September 30, 1999. Subsequently, Tomlinson was appointed Chief Operating Officer and Executive Vice President of Operations. The agreement is subject to automatic one year extensions. Annual bonuses, if any, will be determined by the Company's Board of Directors. Mr. Tomlinson is the son of Robert G. Tomlinson, the Chairman and Chief Executive Officer of the Company.

               Effective March 2, 1998 the Company with the approval of its Board of Directors, entered into an employment agreement (the "Agreement") with William L. Blair ("Blair"). Pursuant to the terms of the Agreement, Blair will serve as the Company's Vice-President of corporate sales through March 1, 2001. The agreement is subject to automatic one year extensions. Annual bonuses, if any, will be determined by the Company's Board of Directors.

               CONSULTING AGREEMENT:

               During May 1996, the Company entered into a consulting agreement (the "Agreement") with Nancy Haley ("Ms. Haley") who formerly served as an officer and director of the Company. The Agreement provided for certain consulting services to be rendered in the areas of product design, advertising and public relations. The Agreement commenced June 1, 1996 with annual compensation of $90,000 per year for three years, payable in equal monthly installments of $7,500. The Agreement could be terminated by Ms. Haley at any time after the first ninety (90) days of the Agreement by giving written notice at least ten (10) days prior to the date of termination. The Agreement provided for certain covenants by Ms. Haley during the term of the Agreement, which included among other things, a covenant not to compete. On April 2, 1997, Ms. Haley gave her notice to terminate the Agreement. No fees were paid or incurred during the years ended June 30, 1999 and 1998. Total fees paid at June 30, 1997 were $70,500.

               AGREEMENT FOR PROFESSIONAL SERVICES:

               During May 1996, the Company entered into an agreement for professional services (the "Agreement") with CLS & Associates, Inc. ("CLS"). Pursuant to the terms of the Agreement, CLS provided certain engineering and consulting services related to the startup of the Company's headwear division. The Agreement provided for a term of 125 working days commencing on or about June 1, 1996, for a total fee of $93,750. No fees or reimbursed expenses were paid or incurred during the years ended June 30, 1999 and 1998. Total fees and reimbursed expenses paid at June 30, 1997 were $108,952.

               ENDORSEMENT AGREEMENTS WITH PGA PROFESSIONALS:

               The Company has endorsement agreements with certain PGA professionals. Under the terms of these agreements, the Company is obligated to pay cash compensation and/or provide apparel.

               OUTSTANDING LETTERS OF CREDIT:

               The Company, in the ordinary course of business, has entered into a letter of credit arrangement with a bank to facilitate the purchase of inventory and fabric from various offshore suppliers. At June 30, 1999 the Company had no outstanding letters of credit.

NOTE 15        SHAREHOLDERS' EQUITY

               REPURCHASE OF COMMON STOCK:

               During December 1994, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of the Company's issued and outstanding common stock. Through June 30, 1999, the Company's Board of Directors have authorized further increases in the total number of shares of common stock that the Company may repurchase from the 150,000 shares to a total of 1,050,000 shares. Through June 30, 1999, the Company has repurchased a total of 687,000 shares of its common stock at a cost of approximately $7.0 million.

               The repurchase of the Company's common stock is based upon the Board of Directors' belief the Company's common stock is under priced, given its earnings, book value, working capital and prospects for future operations. The shares may be purchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be canceled and returned to the status of authorized but unissued common stock.

               Subsequent to June 30, 1999, the Company's Board of Directors authorized an additional increase of 450,000 shares the Company can repurchase under its repurchase program. From July 1, 1999 through September 8, 1999, the Company repurchased an additional 415,000 shares of its common stock at a cost of approximately $1.7 million.

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

               At June 30, 1999, the Company has outstanding options to purchase 402,214 shares of common stock at prices ranging from $2.50 to $10.63 with expiration dates between March 15, 2002 and January 4, 2009. The Company had outstanding options of 421,999 and 367,553 at June 30, 1998 and 1997, respectively. During fiscal years 1999, 1998 and 1997 option holders exercised and purchased 9,340, 73,326 and 319,905 shares of the Company's common stock and the Company realized gross proceeds of approximately $60,500, $469,700 and $1.657 million, respectively.

               During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market prices of the Company's common stock.

               Included in the Company's net income for the year ended June 30, 1999 is a charge of approximately $282,000, which is a result of applying the Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

               The activity under the Company's Plan is set forth below:

                                                                       Outstanding Options
                                                  --------------------------------------------------------------------
                                                                                       Aggregate       Weighted Average
                                                  Number of          Range              Exercise        Exercise Price
                                                   Options         Per Share              Price            Per Share
                                                 ----------     -------------       -------------        --------------
                   Balances, June 30, 1996          423,940     $ 1.60 -12.75       $   2,248,906        $         5.30
                   Options granted                  309,319       5.00 -14.25           3,224,627                 10.42
                   Options canceled                 (15,892)     5.00 -  7.75            (104,913)                (6.56)
                   Options repurchased              (29,909)     2.50 -  7.75            (100,420)                (3.36)
                   Options exercised               (319,905)      1.60 -12.12          (1,589,081)                (4.97)
                                                 ----------     -------------       -------------        --------------

                   Balances, June 30, 1997          367,553       2.50 -14.25           3,679,119                 10.01
                   Options granted                  162,001       6.50 -10.63           1,673,135                 10.33
                   Options canceled                 (34,229)      6.50 -14.25            (307,073)                (8.89)
                   Options repurchased                    -                 -                   -                     -
                   Options exercised                (73,326)     6.50 -  7.75            (469,918)                (6.41)
                                                 ----------     -------------       -------------        --------------

                   Balances, June 30, 1998          421,999       2.50 -14.25           4,575,263                 10.85
                   Options granted                   49,000       8.50 -12.06             499,220                 10.19
                   Options canceled                 (59,445)      7.75 -12.75            (673,272)               (11.33)
                   Options canceled related
                      to repricing                 (282,001)     10.25 -14.25          (3,458,948)               (12.27)
                   Options issued related
                      to repricing                  282,001              8.63           2,432,259                  8.63
                   Options repurchased                    -                 -                   -                     -
                   Options exercised                 (9,340)     2.50 -  7.75             (60,572)                (6.49)
                                                 ----------     -------------       -------------        --------------

                   Balances, June 30, 1999          402,214     $ 2.50 -10.63       $   3,313,950        $         8.25
                                                 ----------     -------------       -------------        --------------
                                                 ----------     -------------       -------------        --------------


               The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $10.19, $10.33 and $10.42 per share respectively.

               The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25
               (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for fiscal 1999, 1998 and 1997 under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                        1999            1998              1997
                                                                 -----------------  -------------   ---------------
                       Net income - as reported                  $    814,744      $   4,264,341   $   3,909,954
                       Net income - pro forma                    $    656,852      $   4,219,146   $   3,611,462
                       Earnings per share - as reported          $        .18      $         .93   $         .84
                       Earnings per share - pro forma            $        .15      $         .92   $         .78


               The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                       Risk-free interest                       5.5% - 6.0%
                       Expected life                            3 years
                       Expected volatility                      32% - 35%
                       Expected dividend                        $0


               The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

               The following table summarizes the stock options outstanding at June 30, 1999:

                                                    Options Outstanding                       Options Exercisable
                                        -----------------------------------------------  ---------------------------
                                                     Weighted Average       Weighted                      Weighted
                  Range of                 Number       Remaining           Average        Number         Average
                  Exercise Prices       Outstanding   Contractual Life   Exercise Price  Exercisable   Exercise price
                  ---------------       -----------   ----------------   --------------  -----------   --------------
                  $       2.50             26,843          4            $       2.50       26,843       $      2.50
                          6.50              5,000          5                    6.50        5,000              6.50
                   7.75 - 8.63            323,871          6.5                  8.56      252,540              8.54
                   9.25 -10.63             46,500          8                    9.58       19,167              9.43
                                       ----------                                      ----------
                                          402,214                                         303,550
                                       ----------                                      ----------
                                       ----------                                      ----------


NOTE 16        UNDERWRITER'S WARRANTS

               The Company, in connection with its initial public offering, sold to the underwriter for a nominal amount, warrants to purchase up to 70,000 shares of the Company's common stock at $6.50 per share. The underwriter's warrants were exercisable until April 4, 1999. In December 1996, the holders of the underwriter's warrants utilized their demand registration rights and the Company filed a registration statement on Form S-3 to register the underlying shares. Such registration statement became effective in January 1997. During January 1999 the Company filed a registration statement on Form S-3 to register 22,250 warrants issued to underwriters. During the fiscal year ended June 30, 1999, the Company realized gross proceeds of $144,625 from the exercise of 22,250 warrants. At June 30, 1999, all warrants were exercised.

NOTE 17        PREFERRED STOCK

               The Articles of Incorporation of the Company authorize issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 1999, the Company had no preferred stock issued or outstanding.

NOTE 18        INVESTMENT BANKING AGREEMENT

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

NOTE 19        AGREEMENTS WITH SALES REPRESENTATIVES

               The Company has entered into Sales Representative Agreements (the "Agreements") with various individuals whereby, among other things, the Company has established an independent contractor relationship with its sales representatives. Pursuant to the terms of the Agreements the sales representatives' income from the Company is derived primarily from commissions paid by the Company from sales generated directly or indirectly by the sales representatives. The sales representatives are responsible for and assume all income tax liabilities on commissions and other payments received from the Company and further agree to hold the Company harmless and to indemnify the Company for any or all claims that may arise from the sales representative's actions or inactions. The Agreements provide no present or future guarantee of income. The sales representatives are paid a commission of up to 10% of the sales price of Company products, generated by the sales representatives and delivered to the customer. The Company reserves the right to amend the commission terms from time to time. Total commission expense for fiscal years 1999, 1998 and 1997 was $1,999,436, $2,389,940 and $2,289,494, respectively.

NOTE 20        LITIGATION

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

NOTE 21        NET INCOME PER SHARE

               The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective with the year ended June 30, 1998. SFAS 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential

NOTE 21        NET INCOME PER SHARE (CONTINUED)

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

               In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                    YEARS ENDED JUNE 30,                       1999                   998            1997
                    ---------------------------------------------------------------------------------------
                    Basic and diluted income from
                      continuing operations:
                           (numerator)                          $   1,087,123    $   4,148,473   $   4,025,449

                    Basic and diluted discontinued operations:
                           Income (loss) from operations
                           (numerator)                                (72,170)         115,868        (115,495)
                           Loss on disposal of assets
                           (numerator)                               (200,209)               -               -
                                                                -------------    -------------   -------------

                    Basic and diluted net income
                           (numerator)                          $     814,744    $   4,264,341   $   3,909,954
                                                                -------------    -------------   -------------
                                                                -------------    -------------   -------------
                    Shares used in basic net income
                       per-share calculations
                           (denominator):
                    Weighted average shares of
                       common stock outstanding                     4,408,189        4,564,355       4,658,796
                                                                -------------    -------------   -------------
                                                                -------------    -------------   -------------
                    Shares used in diluted net income
                       per-share calculations
                           (denominator):
                    Weighted average shares of
                       common stock outstanding                     4,408,189        4,564,355       4,658,796
                    Dilutive effect of stock options                        -           28,396          30,917
                                                                -------------    -------------   -------------
                                                                    4,408,189        4,592,751       4,689,713
                                                                -------------    -------------   -------------
                                                                -------------    -------------   -------------

                    Earnings (loss) per common share:
                           Basic:
                               Continuing operations            $         .25    $         .91    $        .86
                               Discontinued operations:
                                 Income (loss) from operations           (.02)             .02            (.02)
                                 Loss on disposal of assets              (.05)               -               -
                                                                -------------    -------------   -------------

                               Net income                       $         .18    $         .93    $        .84
                                                                -------------    -------------   -------------
                                                                -------------    -------------   -------------

                           Diluted:
                               Continuing operations            $         .25    $         .90    $        .86
                               Discontinued operations:
                                 Income (loss) from operations           (.02)             .03            (.03)
                                 Loss on disposal of assets              (.05)               -               -
                                                                -------------    -------------   -------------

                               Net income                       $         .18    $         .93    $        .83
                                                                -------------    -------------   -------------
                                                                -------------    -------------   -------------

NOTE 21        NET INCOME PER SHARE (CONTINUED)

               The diluted weighted average shares outstanding computation excludes 382,120 and 200,000 anti-dilutive shares in 1999 and 1998, respectively. There were no anti-dilutive shares outstanding in 1997.

NOTE 22        RETIREMENT PLAN

               In January 1996, the Company adopted a defined contribution savings plan ( the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation. During 1999, 1998 and 1997, the Company matched $.25 for each dollar contributed by employees, up to the first 5% of each employee's compensation contributed to the plan. Upon leaving the Company, each participant is 100% vested with respect to the participant's contributions and is vested based upon years of service with respect to the Company's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement. For the years ended June 30, 1999, 1998 and 1997 the Company contributed $14,426, $14,019 and $13,257, respectively, to the 401(k) Plan on behalf of Company employees. The Company has no defined benefit pension plan nor any other post-retirement or post-employment benefit plan.

NOTE 23        SEGMENT INFORMATION

               The Company adopted Statement of Financial Accounting Standards
               (SFAS) No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective May 1, 1998. Reportable segments are based on products and services, geography, legal structure, management structure, and any other method in which management disaggregates a company. Based on the management approach model, the Company has determined its business operations are classified into two principal reporting segments. Separate management of each segment is required because each business unit is subject to different marketing, sales, and implementation strategies.

               Reportable Segment 1, the Company's apparel segment, derives its revenues from the sales of men's and women's golfing apparel. Segment 2, the Company's headwear segment, derives its revenues from sales of men's and women's headwear. The headwear segment does not meet the separate disclosure criteria pursuant to SFAS 131, however, the Company accounts separately for the assets and operating revenues and has elected to disclose certain operating information regarding the segment. Gross revenues for the segment were $420,435 and $811,136 for the fiscal years ended June 30, 1999 and 1998, respectively. The gross operating loss for fiscal 1999 was $112,065 and the gross profit in fiscal 1998 was $149,507. Assets, comprised principally of inventory and fixed assets, attributable to the headwear segment were $395,673 and $828,029 at June 30, 1999 and 1998, respectively.

NOTE 24        DISCONTINUED OPERATIONS

               On May 28, 1999 the Company adopted a formal plan to discontinue its headwear product line and cease headwear production operations. The assets of the headwear segment to be sold consist primarily of inventory and property and equipment.

               The Company's headwear operations incurred an operating loss of approximately $112,000 in fiscal 1999. The Company incurred a loss on disposal of its headwear manufacturing equipment of approximately $92,000 and recognized a $218,000 write-down on its headwear component and finished goods inventories. Net sales of the headwear segment for fiscal years 1999, 1998 and 1997 were $420,435, $837,286 and $287,032, respectively. These amounts are not included in net sales in the accompanying income statements.

NOTE 25        SELECTED FINANCIAL INFORMATION (UNAUDITED):

               The following summarizes selected quarterly financial information for each of the two years in the period ended June 30, 1999:

               (IN THOUSANDS, EXCEPT PER SHARE DATA)              First      Second     Third      Fourth         Year
               -------------------------------------------------------------------------------------------------------
               1999
               Net sales, including discontinued operations    $  7,496  $    5,640  $  8,000   $   6,816   $   27,952
               Gross profit                                       2,887       1,927     2,386       1,193        8,393
               Net income                                           827         272       405        (690)         814
               Net income per common share- basic                   .18         .07       .08        (.15)         .18
               Net income per common share- diluted                 .18         .07       .08        (.15)         .18

               1998
               Net sales, including discontinued operations    $  6,835  $    6,464  $  8,610   $   9,390   $   31,299
               Gross profit                                       2,577       2,405     3,614       4,297       12,893
               Net income                                           752         789     1,359       1,364        4,264
               Net income per common share- basic                   .16         .17       .30         .30          .93
               Net income per common share- diluted                 .16         .17       .30         .30          .93



               The following summarizes selected financial information for each of the five years in the period ended June 30, 1999:



               (IN THOUSANDS, EXCEPT PER SHARE DATA)          1999       1998       1997         1996          1995
                                                              -----------------------------------------------------
               SUMMARY OF OPERATIONS:
               Net sales                                   $ 27,531   $ 30,462    $  28,613   $  20,287   $   12,567
               Cost of goods sold                            19,261     17,936       16,630      11,719        7,465
               Selling, general and administrative            7,219      7,481        6,710       4,995        3,361
               Total operating expenses                      26,480     25,417       23,340      16,714       10,826
               Operating income                               1,051      5,045        5,273       3,573        1,741
               Other income - net                               394        302          389         352          279
               Income before income taxes                     1,445      5,347        5,662       3,925        2,020
               Income tax expense                               609      1,205        1,637       1,453          743
               Income from continuing operations              1,087      4,148        4,025       2,472        1,277
               Per share of common stock:
                  Basic                                         .18        .93          .84         .66          .40
                  Diluted                                       .18        .93          .84         .65          .40
               Income from continuing operations as a
                  percentage of net sales                       3.9%      13.6%        14.1%       12.2%        10.2%

               FINANCIAL POSITION:
               Working capital                               27,088     28,342       26,251      21,427       10,786
               Properties - net                               2,468      2,304        2,409       1,700        1,198
               Total assets                                  32,467     35,236       30,922      27,766       14,211
               Long-term debt                                     -          -            -          68           57
               Shareholders' equity                          30,501     31,465       28,706      24,365       11,942
               Net book value per share of common stock        7.17       6.97         6.17        5.51         3.83

               OTHER INFORMATION:
               Gross profit                                   8,393     12,893       12,080       8,568        5,102
               Capital expenditures                             788        839        1,159         834          900
               Depreciation, depletion and amortization         647        577          450         325          192
               Market price range of common stock:
                    High                                     13 3/4     18 1/8       20 1/8      16 7/8        9 1/2
                    Low                                     3 15/16          9       10 7/8       8 7/8        5 7/8