Form 10-Q
period 1999-09-30
SPORT HALEY INC
filed 1999-11-15
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days: Yes  X   No
            -----   -----

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                             OUTSTANDING AT NOVEMBER 9, 1999
COMMON STOCK, NO PAR VALUE                            3,767,555

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    -----  -----

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                            3

       CONSOLIDATED STATEMENTS OF INCOME                                      4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                5-6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULT OF OPERATIONS              10-13

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,         JUNE 30,
                                                                     1999                1999
                                                                  (UNAUDITED)           (NOTE)
                                                                 -------------       -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $  8,876           $  8,581
     Short-term investments and marketable securities                      1                  1
     Accounts receivable, net of allowances of
       $82 and $87, respectively                                       4,618              5,671
     Inventories                                                      12,993             13,283
     Other current assets                                              1,273              1,585
     Deferred taxes                                                      123                124
                                                                    --------           --------
       Total current assets                                           27,884             29,245

Property and equipment, net                                            2,351              2,468
Net assets of discontinued operations                                    180                306
Goodwill, net of amortization                                            266                 84
Deferred taxes                                                            96                 51
Other assets                                                             310                313
                                                                    --------           --------
                                                                    $ 31,087           $ 32,467
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                                   $    600           $    600
     Accounts payable                                                    416                788
     Accrued income taxes                                                 84                  -
     Accrued commissions and other expenses                            1,065                769
                                                                    --------           --------
       Total current liabilities                                       2,165              2,157
                                                                    --------           --------
Minority interest                                                        (10)              (191)
                                                                    --------           --------

Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                             -                  -
     Common stock, no par value; 15,000,000 shares
       authorized; 3,842,552 and 4,257,522 shares
       issued and outstanding, respectively                           14,648             16,355
     Additional paid-in capital                                          928                880
     Retained earnings                                                13,356             13,266
                                                                    --------           --------
       Total shareholders' equity                                     28,932             30,501
                                                                    --------           --------
                                                                    $ 31,087           $ 32,467
                                                                    ========           ========

Note:  Taken from the audited balance sheet at that date.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      1999               1998
                                                   -----------       -----------
                                                   (UNAUDITED)       (UNAUDITED)
Net sales                                            $ 5,208           $ 7,496

Cost of goods sold                                     3,556             4,609
                                                     -------           -------
Gross profit                                           1,652             2,887

Selling, general and administrative expense            1,545             1,842
                                                     -------           -------
Income from operations                                   107             1,045

Other income (expense):
     Other income, net                                    34               119
                                                     -------           -------
Income before income taxes and
     minority interest                                   141             1,164

Minority interest benefit                                  3                13

Provision for income taxes                               (55)             (350)
                                                     -------           -------
Net income                                           $    89           $   827
                                                     =======           =======
Basic earnings per common share                      $  0.02           $  0.18
                                                     =======           =======
Diluted earnings per common share                    $  0.02           $  0.18
                                                     =======           =======


                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   1999                 1998
                                                                -----------         -----------
                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    89             $   827

Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                  172                 131
       Deferred taxes and other                                       (12)                  -
       Allowance for doubtful accounts                                 15                  15
       Stock option compensation                                       56                  65
       Loss on disposal of assets                                      92                   -

Cash provided (used) due to changes in assets
   and liabilities:
     Accounts receivable                                            1,038                 438
     Inventory                                                        290                 324
     Other assets                                                     133                (322)
     Accounts payable                                                (372)             (1,511)
     Accrued commissions and other expenses                           295                (355)
     Accrued income taxes                                              84                  34
     Other liabilities                                                  -                  (4)
     Minority interest                                                179                 (10)
                                                                  -------             -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             2,059                (368)
                                                                  -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         (89)               (101)
     Proceeds from disposal of fixed assets                            32                   -
     Purchases of held to maturity investments                          -                (959)
                                                                  -------             -------
       NET CASH USED BY INVESTING ACTIVITIES                          (57)             (1,060)
                                                                  -------             -------


                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1999              1998
                                                           -----------      -----------
                                                           (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                            $(1,707)          $  (650)
     Net proceeds from issuance of common stock                  -                16
                                                           -------           -------
       NET CASH USED BY FINANCING ACTIVITIES                (1,707)             (634)
                                                           -------           -------

NET INCREASE (DECREASE) IN CASH                                295            (2,062)

CASH AND CASH EQUIVALENTS, BEGINNING                         8,581             6,502
                                                           -------           -------
CASH AND CASH EQUIVALENTS, ENDING                          $ 8,876           $ 4,440
                                                           =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Income taxes                                        $     -           $   330
                                                           =======           =======
       Interest                                            $    12           $    10
                                                           =======           =======


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 1999, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

         The consolidated financial statements include the accounts of Sport-Haley, Inc., and its majority owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

NOTE 2   INVENTORIES

         Inventories at September 30, 1999 consist of the following:

                      Raw materials                             $   5,781,000
                      Finished goods                                7,212,000
                                                                -------------
                                                                $  12,993,000
                                                                =============


NOTE 3   INCOME TAXES

         The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of September 30, 1999, are as follows:

                                                        Current           Long-Term
                                                      ----------          ----------
                      Deferred tax liability          $        -          $        -
                      Deferred tax asset                 123,000              96,000
                                                      ----------          ----------
                                                      $  123,000          $   96,000
                                                      ==========          ==========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   INCOME TAXES (Continued)

         The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at September 30, 1999, are as follows:

                                                                           Tax Effect
                                                      Difference      Current      Long-Term
                                                      ----------     ---------     ----------
              Loss on stock                           $ 233,000      $  91,000     $        -
              Allowance for doubtful accounts            82,000         32,000              -
              Stock option compensation                 703,000              -        274,000
              Accumulated depreciation                  456,000              -       (178,000)
                                                                     ---------     ----------
                                                                     $ 123,000     $   96,000
                                                                     =========     ==========


                The components of income tax expenses are as follows:

                      Current:
                         Federal                      $  73,000
                         State                           12,000
                                                      ---------
                                                         85,000
                                                      ---------
                      Deferred:
                         Federal                        (26,000)
                         State                           (4,000)
                                                      ---------
                                                        (30,000)
                                                      ---------
                                                      $  55,000
                                                      =========

NOTE 4   REPURCHASE OF COMMON STOCK

         The repurchase of the Company's common stock is based upon the Board of Directors' belief that the Company's common stock is underpriced given its earnings, book value, working capital, and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares. All shares repurchased by the Company are cancelled and returned to the status of authorized but un-issued common stock.

         From December 1994 through September 1999, the Company's Board of Directors has authorized the repurchase of up to a total of 1,500,000 shares. Through September 30, 1999, the Company has repurchased a total of 1,102,000 shares at a cost of approximately $8.7 million.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   REPURCHASE OF COMMON STOCK (continued)

         From October 1, 1999 through November 9, 1999, the Company repurchased an additional 75,000 shares of its common stock at a cost of approximately $317,000.

NOTE 5   COMMON STOCK OPTIONS

         At September 30, 1999, the Company had outstanding options to purchase 402,214 shares of common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002 and January 4, 2009. During the three months ended September 30, 1999, no options were exercised.

         Included in the Company's net income for the quarter ended September 30, 1999, is a charge of approximately $57,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

NOTE 6   EARNINGS PER SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                ----------------------------------------------
                                                     Net         Weighted
                                                   Income      Average Shares        Per Share
                                                 ---------     --------------        ---------
         EARNINGS PER COMMON SHARE

         Basic earnings per share                $  89,000        3,842,552          $   0.02

         Effect of dilutive securities
            options                                      -                -
                                                 ---------        ---------
         Diluted earnings per share              $  89,000        3,842,552          $   0.02
                                                 =========        =========          ========

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                ----------------------------------------------
         EARNINGS PER COMMON SHARE

         Basic earnings per share                $ 827,000        4,501,946          $   0.18

         Effect of dilutive securities
            options                                      -                -
                                                 ---------        ---------
         Diluted earnings per share              $ 827,000        4,501,946          $   0.18
                                                 =========        =========          ========


                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at September 30, 1999 was approximately $25.8 million compared to $28.8 million at September 30, 1998. The principal reason for the decrease in working capital can be attributed to the $3.4 million the Company spent to repurchase 642,000 shares of its common stock during the prior twelve months.

Cash and cash equivalents have increased since June 30, 1999 by approximately $295,000. During the three months ended September 30, 1999, operating activities provided cash of approximately $2.0 million. The Company, during the same three month period, expended approximately $1.7 million to repurchase 415,000 shares of its common stock. The Board of Directors had authorized the repurchase, and management believed the repurchase of these shares would not have a negative effect on working capital and would benefit the shareholders by increasing book value. The book value per share at September 30, 1999 increased by approximately $.39 per share since June 30, 1999. Additionally, the Company expended approximately $89,000 on fixed assets.

Since June 30, 1999, inventories decreased by approximately $290,000 from approximately $13.3 million. During the same period, receivables decreased by approximately $1.0 million from approximately $5.7 million which is a reflection of fewer orders placed by golf professional shops for the fall season.

Other current assets decreased by approximately $312,000 since June 30, 1999 to approximately $1.3 million. Most of the change was in prepaid expenses as capitalized expenditures have been reduced.

For the three months ended September 30, 1999, the Company spent approximately $89,000 for the purchase of property and equipment. The Company also received approximately $32,000 from the partial sale of its headwear equipment, which had a book value of approximately $124,000, resulting in a loss on disposition of approximately $92,000. During the three month period ended September 30, 1999, approximately $172,000 in depreciation and amortization was charged to current operations.

During the three months ended September 30, 1999, the Company used approximately $372,000 in funds to reduce the June 30, 1999 accounts payable balance of approximately $788,000. Accrued income taxes and other accrued liabilities have increased approximately $380,000 since June 30, 1999.

Total shareholders' equity decreased by approximately $1.6 million for the quarter. This was primarily the result of the repurchase by the Company of 415,000 shares of its common stock at a cost of approximately $1.7 million. However, as indicated above, book value per share increased by $.39 per share due to fewer outstanding shares.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (continued)

Net sales for the first quarter ended September 30, 1999, were approximately $5.2 million, a decrease of approximately $2.2 million, or 30%, from net sales of $7.5 million for the same quarter in the prior fiscal year. The decrease in net sales was primarily due to fewer orders placed by golf professional shops for the fall season.

The Company's gross profit, as a percentage of net sales, was 32% for the quarter ended September 30, 1999, and 39% for the same quarter in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of excess prior season inventories at reduced sale prices, the discontinuance of the headwear line during the fiscal year ended June 30, 1999, and increases in indirect allocable costs.

Selling, general and administrative expenses decreased by approximately $297,000, or 16%, to $1.5 million for the first quarter ended September 30, 1999, from $1.8 million for the same quarter in the prior fiscal year. The decrease can be attributed to commissions paid to independent sales representatives on lower sales volume and decreased advertising and general and administrative expenditures.

Other income (expense) decreased by approximately $68,000 for the first fiscal quarter ended September 30, 1999 as compared to the same quarter in the prior fiscal year. The decrease is attributed to the $92,000 loss on the disposal of headwear equipment. The disposal loss was offset by an increase in interest income.

Effective July 1, 1999, the Company increased its 52% ownership in its subsidiary to a 93% interest by exchanging debt owed by the subsidiary to the Company for additional equity in the subsidiary. The subsidiary incurred a loss for the three month period ended September 30, 1999. The minority interest in the loss was approximately $3,000.

Income before provision for income taxes and minority interest decreased by approximately $1.0 million, or 88%, to $89,000 for the first fiscal quarter ended September 30, 1999, from $1.1 million for the same quarter in the prior fiscal year.

The Company's effective tax rates for the quarters ended September 30, 1999 and September 30, 1998 were 39% and 30%, respectively. The increase in the effective rate for September 30, 1999 is due to the decrease in certain book and tax timing deductions that were available in the prior years.

For the three month period ended September 30, 1999, net income decreased by approximately $738,000 or 89% when compared to the same three month period in the prior fiscal year. The decrease in the three month period in the current fiscal year is the result of reduced sales, lower gross margins and higher tax rates.

Both the basic and diluted earnings per share were $.02, for the first quarter ended September 30, 1999. This compares to basic and diluted earnings per share of $.18 for the same quarter in fiscal 1998.

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

As a result, in less than two months from the date of this report, computer systems and/or software used by the Company will need to be Year 2000 compliant. The Company has tested most of its systems and anticipates the remaining testing will be completed in November 1999. The Company's computer operations currently run on an IBM RS6000 computer. The Company's software is based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The software programs running on the Company's computer have been modified to accommodate the Year 2000.

The costs associated with the Company's Year 2000 initiative are charged to expense as incurred and the Company estimates that these costs should not exceed $50,000. The Company does not maintain a project tracking system that tracks the cost and time that its own internal employees spend on Year 2000 issues.

Presently, the Company has received written notification from most of its vendors that they believe their systems are Year 2000 complaint. The Company continues to address this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems and is presently evaluating and upgrading its software and hardware, so that its computer systems will function properly with respect to Year 2000 and beyond.

The Company is continuing to monitor the Year 2000 notices of other significant suppliers and financial institutions with whom the Company has a relationship, to ensure those parties have appropriate plans to remediate Year 2000 issues particularly where their systems interface with the Company's systems or otherwise impact its operations.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE  (continued)

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

If any of the Company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment and implementation phases, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

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


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date:  November 12, 1999               /s/ Robert G. Tomlinson
                                       Robert G. Tomlinson
                                       Chief Executive Officer



Date:  November 12, 1999               /s/ Patrick W. Hurley
                                       Patrick W. Hurley
                                       Chief Accounting Officer