Form 10-Q
period 1999-12-31
SPORT HALEY INC
filed 2000-02-14
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 (303) 320-8800
                 (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
            ---   ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT FEBRUARY 9, 2000
         COMMON STOCK, NO PAR VALUE                      3,647,052

     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                    ---    ---

                                      INDEX

                                                                          PAGE
                                                                          ----
PART 1 - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                          3

       CONSOLIDATED STATEMENTS OF INCOME                                    4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS            10-12

PART II - OTHER INFORMATION                                                13

SIGNATURES                                                                 14

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,               JUNE 30,
                                                                           1999                      1999
                                                                       -------------           --------------
                                                                         (UNAUDITED)                 (NOTE)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                         $       8,601           $       8,581
     Short-term investments and marketable securities                              1                       1
     Accounts receivable, net of allowances of
       $45 and $87, respectively                                               4,107                   5,671
     Inventories                                                              12,839                  13,283
     Other current assets                                                      1,182                   1,585
     Deferred taxes                                                              108                     124
                                                                       -------------           -------------
       Total current assets                                                   26,838                  29,245


Property and equipment, net                                                    2,279                   2,468
Net assets of discontinued operations                                              -                     306
Goodwill, net of amortization                                                    258                      84
Deferred taxes                                                                   154                      51
Other assets                                                                     303                     313
                                                                       -------------           -------------
                                                                       $      29,832           $      32,467
                                                                       =============           =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                                      $         600           $         600
     Accounts payable                                                            196                     788
     Accrued income taxes                                                          -                       -
     Accrued commissions and other expenses                                      862                     769
                                                                       -------------           -------------
       Total current liabilities                                               1,658                   2,157
                                                                       -------------           -------------
Minority interest                                                                (18)                   (191)
                                                                       -------------           -------------

Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                                     -                       -
     Common stock, no par value; 15,000,000 shares
       authorized; 3,657,052 and 4,257,552 shares
       issued and outstanding, respectively                                   13,916                  16,355
     Additional paid-in capital                                                  985                     880
     Retained earnings                                                        13,291                  13,266
                                                                       -------------           -------------
     Total shareholders' equity                                               28,192                  30,501
                                                                       -------------           -------------

                                                                       $      29,832           $      32,467
                                                                       =============           =============

Note:  Taken from the audited balance sheet at that date.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                       1999         1998                1999            1998
                                                  ------------   ------------       ------------   ------------
                                                   (UNAUDITED)    (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
Net sales                                          $  4,726         $  5,574         $  9,934         $ 12,921

Cost of goods sold                                    3,378            3,673            6,934            8,191
                                                   --------         --------         --------         --------

Gross profit                                          1,348            1,901            3,000            4,730

Selling, general and administrative expense           1,688            1,601            3,230            3,384
                                                   --------         --------         --------         --------

Income (loss) from operations                          (340)             300             (230)           1,346

Other income (expense):
     Other income, net                                  290              112              415              231
                                                   --------         --------         --------         --------

Income (loss) from continuing operations
     before income taxes and
     minority interest                                  (50)             412              185            1,577

Minority interest income                                  8               85               11               98

Provision for income taxes                              (78)             199               14              549
                                                   --------         --------         --------         --------

Income from continuing operations                        36              298              182            1,126

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 17, 0,
     and 17, respectively                                 -              (26)               -              (27)

     Loss on disposal of assets, net of
     income tax benefit of 65, 0, 101,
     and 0, respectively                               (101)               -             (158)               -
                                                   --------         --------         --------         --------

Net Income (Loss)                                  $    (65)        $    272         $     24         $  1,099
                                                   ========         ========         ========         ========

Basic earnings (loss) per common share             $  (0.01)        $   0.07         $   0.01         $   0.25
                                                   ========         ========         ========         ========

Diluted earnings (loss) per common share           $  (0.01)        $   0.07         $   0.01         $   0.25
                                                   ========         ========         ========         ========

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                               1999                    1998
                                                                           -------------          ------------
                                                                            (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 24                 $ 1,099
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Loss on disposal of assets                                                259                       -
       Depreciation and amortization                                             360                     289
       Deferred taxes, net                                                       (87)                      8
       Allowance for doubtful accounts                                            86                      30
       Stock option compensation                                                 114                     131

     Cash provided (used) due to changes in assets and liabilities:
       Accounts receivable                                                     1,473                   1,112
       Inventory                                                                 444                     494
       Other assets                                                              230                     133
       Accounts payable                                                         (592)                 (1,660)
       Accrued commissions and other expenses                                     93                    (489)
       Accrued income taxes                                                        -                    (317)
       Other liabilities                                                           -                      (4)
       Minority interest                                                         161                     (98)
                                                                       -------------           -------------
       Net cash provided by operating activities                               2,565                     728
                                                                       -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on note payable                                                       -                     100
     Net proceeds from issuance of common stock                                   11                      46
     Repurchase of common stock                                               (2,450)                 (1,138)
                                                                       -------------           -------------

     Net cash provided by financing activities                                (2,439)                   (992)
                                                                       -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                                             54                      45
     Purchase of fixed assets                                                   (160)                   (491)
                                                                       -------------           -------------

     Net cash used by investing activities                                      (106)                   (446)
                                                                       -------------           -------------

     Net increase (decrease) in cash                                              20                    (710)

CASH AND CASH EQUIVALENTS, BEGINNING                                           8,581                   6,502
                                                                       -------------           -------------

CASH AND CASH EQUIVALENTS, ENDING                                      $       8,601           $       5,792
                                                                       =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

       Income taxes                                                    $           -           $         694
                                                                       =============           =============

       Interest                                                        $          24           $          22
                                                                       =============           =============

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

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

          The consolidated financial statements include the accounts of Sport-Haley, Inc., and its majority owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

NOTE 2    INVENTORIES

          Inventories at December 31, 1999 consist of the following:

                      Raw materials                                    $   4,119,000
                      Finished goods                                       8,720,000
                                                                       -------------
                                                                       $  12,839,000
                                                                       =============

NOTE 3    INCOME TAXES

          The components of the deferred tax asset and net deferred tax liability recognized in the accompanying balance sheet as of December 31, 1999, are as follows:

                                                                           Current                Long-Term
                      Deferred tax liability                           $           -           $           -
                      Deferred tax asset                                     108,000                 154,000
                                                                       -------------           -------------
                                                                       $     108,000           $     154,000
                                                                       =============           =============

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    INCOME TAXES (Continued)

          The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the deferred tax liability and their appropriate tax effects at December 31, 1999, are as follows:

                                                                                           Tax Effect
                                                                 Difference           Current      Long-Term
                                                               -------------        -----------  ------------
                      Unrealized loss on investment             $   233,000         $   91,000   $         -
                      Allowance for doubtful accounts                45,000             17,000             -
                      Stock option compensation                     674,000                  -       263,000
                      Accumulated depreciation                      279,000                  -      (109,000)
                                                                                    ----------   -----------
                                                                                    $  108,000   $   154,000
                                                                                    ==========   ===========

                The components of income tax expenses are as follows:

                      Continuing operations:
                         Current:
                           Federal                              $    88,000
                           State                                     13,000
                                                                -----------
                                                                    101,000
                                                                -----------
                         Deferred:
                           Federal                                  (76,000)
                           State                                    (11,000)
                                                                -----------
                                                                    (87,000)
                                                                -----------
                                                                     14,000
                                                                -----------

                      Discontinued operations:
                         Current:
                           Federal                                  (88,000)
                           State                                    (13,000)
                                                                -----------
                                                                   (101,000)
                                                                -----------
                      Grand Total:                              $   (87,000)
                                                                ===========


NOTE 4    REPURCHASE OF COMMON STOCK

          The repurchase of the Company's common stock is based upon the Board of Directors' belief that the Company's common stock is underpriced given its earnings, book value, working capital, and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares. All shares repurchased by the Company are cancelled and returned to the status of authorized but unissued common stock.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    REPURCHASE OF COMMON STOCK  (continued)

          From December 1994 through December 1999, the Company's Board of Directors has authorized the repurchase of up to a total of 1,500,000 shares. Through December 31, 1999, the Company has repurchased a total of 1,292,000 shares at a cost of approximately $9.4 million.

          From January 1, 2000, through February 10, 2000, the Company repurchased an additional 10,000 shares of its common stock at a cost of approximately $35,000.

NOTE 5    COMMON STOCK OPTIONS

          At December 31, 1999, there were outstanding common stock options to purchase 390,214 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 4, 2009. During the six months ended December 31, 1999, 4,500 options were exercised at a price of $2.50 per share.

          During October 1999, the Board of Directors authorized a 100,000 share increase in the maximum number of shares of common stock available for award grants (including incentive stock options). As of December 31, 1999, the maximum number of shares of common stock available for award grants was 1,450,000.

          Included in the Company's net income for the six months ended December 31, 1999, is a charge of approximately $114,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

          In January 2000, the Compensation Committee of the Board of Directors granted to certain employees the option to collectively purchase 166,000 shares of common stock at a price of $3.00 per share. Those options expire on January 5, 2010.

NOTE 6    EARNINGS PER SHARE

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128), effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                                                     THREE MONTHS ENDED DECEMBER 31, 1999
                                                             ---------------------------------------------------
                                                                  Net
                                                             Income (Loss)             Shares         Per Share
                                                             -------------         ------------     ------------
               EARNINGS PER COMMON SHARE

               Basic earnings (loss) per share               $    (65,000)            3,722,454      $    (0.01)
                                                                                                     ==========
               Effect of dilutive securities
                   options                                              -                     -
                                                             ------------          ------------

               Diluted earnings (loss) per share             $    (65,000)            3,722,454      $    (0.01)
                                                             ============          ============      ==========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 EARNINGS PER SHARE  (continued)

                                                                       SIX MONTHS ENDED DECEMBER 31, 1999
                                                             ---------------------------------------------------
                                                                  Net
                                                             Income (Loss)             Shares         Per Share
                                                             -------------         ------------     ------------
               EARNINGS PER COMMON SHARE

               Basic earnings (loss) per share               $     24,000             3,852,087      $      0.01
                                                                                                     ===========
               Effect of dilutive securities
                   options                                              -                     -
                                                             ------------          ------------

               Diluted earnings (loss) per share             $     24,000             3,852,087      $      0.01
                                                             ============          ============      ===========


                                                                     THREE MONTHS ENDED DECEMBER 31, 1998
                                                             ---------------------------------------------------
                                                                  Net
                                                                 Income               Shares         Per Share
                                                             -------------         ------------     ------------
               EARNINGS PER COMMON SHARE

               Basic earnings per share                      $    271,000             4,425,208      $      0.07
                                                                                                     ===========

               Effect of dilutive securities
                   options                                                                    -
                                                             -------------         ------------
               Diluted earnings per share                    $    271,000             4,425,208      $      0.07
                                                             ============          ============      ===========


                                                                        SIX MONTHS ENDED DECEMBER 31, 1998
                                                             ---------------------------------------------------
                                                                  Net
                                                                 Income               Shares         Per Share
                                                             -------------         ------------     ------------
               EARNINGS PER COMMON SHARE

               Basic earnings per share                      $  1,099,000             4,463,597      $      0.25
                                                                                                     ===========

               Effect of dilutive securities
                   options                                                                    -
                                                             -------------         ------------
               Diluted earnings per share                    $  1,099,000             4,463,577      $      0.25
                                                             ============          ============      ===========

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at December 31, 1999, was approximately $25.2 million compared to approximately $28.6 million at December 31, 1998. Working capital decreased primarily because the Company spent $3.8 million to repurchase 780,000 shares of its common stock during the twelve-month period ended December 31, 1999.

Cash and cash equivalents have increased since June 30, 1999, by approximately $20,000. During the six months ended December 31, 1999, operating activities provided cash of approximately $2.6 million. During the same six month period, the Company expended approximately $2.4 million to repurchase 605,000 shares of its common stock. The Board of Directors had authorized the repurchase, and management believed the repurchase of these shares would benefit the shareholders by increasing book value with no material adverse effect on working capital. The book value per share at December 31, 1999, increased by approximately $0.55 per share since June 30, 1999.

Since June 30, 1999, receivables have decreased by approximately $1.5 million from approximately $5.7 million. Receivables have decreased, primarily because of the Company's intensified collection efforts and fewer orders placed by golf professional shops for the Fall 1999 season. During the same period, inventories have decreased by approximately $444,000 from approximately $13.3 million. The decrease in inventories is reflective of management's efforts to reduce prior seasons' inventories and the implementation of improved controls relating to levels of production for current-season merchandise.

Other current assets decreased by approximately $403,000 since June 30, 1999, to approximately $1.2 million. The decrease, primarily in prepaid expenses, is attributable to management's continued efforts to control costs and spending.

For the six months ended December 31, 1999, the Company expended approximately $160,000 for the purchase of property and equipment. During the same period, the Company also received approximately $54,000 from the disposition of its headwear manufacturing equipment, which had a book value of approximately $313,000, resulting in a loss on disposition of approximately $259,000. During the six months ended December 31, 1999, approximately $360,000 in depreciation and amortization expense was charged to current operations.

During the six months ended December 31, 1999, the Company used approximately $592,000 in funds to reduce the June 30, 1999, accounts payable balance of approximately $788,000. Accrued income taxes and other accrued liabilities have increased approximately $93,000 since June 30, 1999.

Total shareholders' equity decreased by approximately $2.3 million for the six month period. This was primarily the result of the repurchase by the Company of 600,500 shares of its common stock at a cost of approximately $2.4 million. As a result, the Company's book value per share increased by $0.55 per share to $7.71, due to fewer outstanding shares.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the quarter and six months ended December 31, 1999, were approximately $4.7 million and $9.9 million, respectively, a decrease of approximately $848,000 or 15%, and $3.0 million or 23%, from net sales of approximately $5.5 million and $12.9 million for the same periods in the prior fiscal year. The net sales decrease is attributable to fewer orders placed by golf professional shops for the Fall 1999 season, continued reduction of prior seasons' inventory at reduced sales prices, and relatively flat sales in the intensely competitive golf apparel market as a whole.

As a percentage of net sales, gross profit was approximately 29% and 30% for the quarter and six months ended December 31, 1999, respectively, and 34% and 37% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of excess prior seasons' inventories at reduced sale prices and increases in indirect allocable costs. Management has implemented new marketing strategies designed to improve brand identity and loyalty for the Company's products. Because of the new marketing strategies, the seasonal nature of the golf apparel business, and continued efforts to control costs, management expects margins to improve somewhat in the third and fourth fiscal quarters.

Selling, general and administrative expenses decreased by approximately $154,000, or 5%, to approximately $3.2 million for the six months ended December 31, 1999, from approximately $3.4 million for the same period in the prior fiscal year. The decrease is a result of commissions paid to independent sales representatives on lower sales volume, decreased advertising expenditures, and management's controls designed to reduce general and administrative expenditures.

Other income (expense) increased by approximately $184,000 for the six months ended December 31, 1999, as compared to the same period in the prior fiscal year. The increase is primarily due to pending refunds of state income taxes relating to certain capital expenditures in prior years.

Effective July 1, 1999, the Company increased its 52% ownership in its subsidiary to a 93% interest by exchanging outstanding debt owed by the subsidiary to the Company for additional equity in the subsidiary. The subsidiary incurred a loss for the six-month period ended December 31, 1999. The minority interest decrease attributable to the loss was approximately $8,000.

Income from continuing operations before provision for income taxes and minority interest decreased by approximately $1.4 million, or 88%, to $185,000 for the six months ended December 31, 1999, from approximately $1.6 million for the same period in the prior fiscal year.

Included in earnings for the fiscal quarter and six months ended December 31, 1999, are pre-tax losses of approximately $166,000 and $259,000, respectively, from the disposition of headwear equipment. The Company discontinued the manufacturing and sale of headwear during the fiscal year ended June 30, 1999, and had disposed of all inventories and equipment relating to headwear as of December 31, 1999.

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (continued)

The Company's effective income tax rates for the six months ended December 31, 1999 and 1998, were approximately 7% and 33%, respectively. The decrease in the effective rate for the six months ended December 31, 1999, is due to the decrease in taxable income and timing differences of certain book expenses and tax deductions.

For the six-month period ended December 31, 1999, net income decreased by approximately $944,000 or 84% when compared to the same period in the prior fiscal year. The decrease is the result of reduced sales, lower gross margins, and loss on the disposition of headwear manufacturing equipment.

Both the basic and diluted earnings per share were $0.01 for the six months ended December 31, 1999. This compares to basic and diluted earnings per share of $0.25 for the same period in fiscal 1998.

YEAR 2000 ISSUE

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, from sourcing to warehousing, to embroidery to shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of February 14, 2000, the Company had not experienced, nor does it expect to experience, any disruption related to the Year 2000 problems in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000.

Although most Year 2000 related problems should have become evident on January 1, 2000, some problems may arise later. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000. The Company does not expect any material adverse effects from any remaining Year 2000 issues that could arise, nor does it anticipate expending additional funds on the Year 2000 compliance issues.

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


                                                     SPORT-HALEY, INC.
                                                     (Registrant)




Date:         February 14, 2000                      /s/ Robert G. Tomlinson
              -----------------                      -----------------------
                                                     Robert G. Tomlinson
                                                     Chief Executive Officer



Date:        February 14, 2000                       /s/ Patrick W. Hurley
             -----------------                       ---------------------
                                                     Patrick W. Hurley
                                                     Chief Accounting Officer