Form 10-Q
period 2000-03-31
SPORT HALEY INC
filed 2000-05-15
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                4600 E. 48TH AVENUE, DENVER, COLORADO 80216-3212
                    (Address of principal executive offices)
                                (303) 320-8800
                 (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
Yes /X/   NO / /

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                        OUTSTANDING AT MAY 10, 2000
         COMMON STOCK, NO PAR VALUE                     3,650,385

   Transitional Small Business Disclosure Format (check one):  Yes / / No  /X/

                                      INDEX

                                                                         PAGE
                                                                         ----
PART 1 - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                          3

       CONSOLIDATED STATEMENTS OF INCOME                                    4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10-13


PART II - OTHER INFORMATION                                                14

SIGNATURES                                                                 15


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             MARCH 31,       JUNE 30,
                                                               2000            1999
                                                           ------------    ------------
                                                            (UNAUDITED)       (NOTE)
                                     ASSETS
Current assets:
     Cash and cash equivalents                              $    8,483      $    8,581
     Short-term investments and marketable securities                1               1
     Accounts receivable, net of allowances of
       $85 and $87, respectively                                 6,503           5,671
     Inventories                                                10,221          13,283
     Other current assets                                        1,300           1,585
     Deferred taxes                                                130             124
                                                            ----------      ----------
       Total current assets                                     26,638          29,245

Property and equipment, net                                      2,282           2,468
Net assets of discontinued operations                                -             306
Goodwill, net of amortization                                      281              84
Deferred taxes                                                     177              51
Other assets                                                       306             313
                                                            ----------      ----------
                                                            $   29,684      $   32,467
                                                            ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                           $        -      $      600
     Accounts payable                                              377             788
     Accrued income taxes                                          136               -
     Accrued commissions and other expenses                        833             769
                                                            ----------      ----------
       Total current liabilities                                 1,346           2,157
                                                            ----------      ----------
Minority interest                                                    -            (191)
                                                            ----------      ----------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                       -               -
     Common stock, no par value; 15,000,000 shares
       authorized; 3,655,385 and 4,257,552 shares
       issued and outstanding, respectively                     13,902          16,355
     Additional paid-in capital                                    990             880
     Retained earnings                                          13,446          13,266
                                                            ----------      ----------
Total shareholders' equity                                      28,338          30,501
                                                            ----------      ----------
                                                            $   29,684      $   32,467
                                                            ==========      ==========

Note:  Taken from the audited balance sheet at that date.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      MARCH 31,                       MARCH 31,
                                                 2000           1999             2000           1999
                                             -----------     -----------      -----------    -----------
                                             (UNAUDITED)     (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
Net sales                                    $     7,837     $     7,903      $    17,771    $    20,823

Cost of goods sold                                 6,014           5,547           12,948         13,737
                                             -----------     -----------      -----------     -----------
Gross profit                                       1,823           2,356            4,823          7,086

Selling, general and administrative expense        1,759           1,802            4,989          5,186
                                             -----------     -----------      -----------     -----------
Income (loss) from operations                         64             554             (166)         1,900

Other income (expense), net                          194             106              609            337
                                             -----------     -----------      -----------     -----------
Income from continuing operations before
     income taxes and minority interest              258             660              443          2,237

Minority interest                                    (11)             53                -            151

Provision for income taxes                            91             289              105            838
                                             -----------     -----------      -----------     -----------
Income from continuing operations                    156             424              338          1,550

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 12,
     0, and 29, respectively                           -             (19)               -            (46)

     Loss on disposal of assets, net of
     income tax benefit of 0, 0, 101,
     and 0, respectively                               -               -             (158)             -
                                             -----------     -----------       -----------     -----------
Net income                                   $       156     $       405       $       180     $    1,504
                                             ===========     ===========       ===========     ===========
Basic earnings per common share              $       .04     $       .09       $       .05     $      .34
                                             ===========     ===========       ===========     ===========
Diluted earnings per common share            $       .04     $       .09       $       .05     $      .34
                                             ===========     ===========       ===========     ===========

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000            1999
                                                                      -----------     -----------
                                                                      (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $       180     $     1,504
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Unrealized gain on investments to maturity                                (1)              -
     Loss on disposal of assets                                               258               -
     Depreciation and amortization                                            559             438
     Deferred taxes, net                                                     (132)            (21)
     Allowance for doubtful accounts                                          117             105
     Stock option compensation                                                111             196
     Goodwill on purchase of minority interest                               (191)              -
     Change in minority interest                                              191            (149)

   Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                                     (949)         (1,045)
     Inventory                                                              3,062           2,348
     Other current assets                                                     286            (138)
     Other assets                                                               7               -
     Accounts payable                                                        (412)         (1,507)
     Accrued commissions and other expenses                                    64             (66)
     Accrued income taxes                                                     136            (318)
     Other liabilities                                                          -              (4)
                                                                      -----------     -----------
   Net cash provided by operating activities                                3,286           1,343
                                                                      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance on note payable                                                      -             100
   Principal payments on note payable                                        (600)              -
   Net proceeds from issuance of common stock                                  32             205
   Repurchase of common stock                                              (2,485)         (1,769)
                                                                      -----------     -----------
   Net cash used by financing activities                                   (3,053)         (1,464)
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                                            54              38
   Purchase common stock of subsidiary
     from minority interest stockholder                                       (24)              -
   Purchase of fixed assets                                                  (361)           (684)
                                                                      -----------     -----------
   Net cash used by investing activities                                     (331)           (646)
                                                                      -----------     -----------
NET DECREASE IN CASH                                                          (98)           (767)

CASH AND CASH EQUIVALENTS, BEGINNING                                        8,581           6,502
                                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, ENDING                                     $     8,483     $     5,735
                                                                      ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Income taxes                                                     $         -     $       694
                                                                      ===========     ===========
     Interest                                                         $        27     $        32
                                                                      ===========     ===========

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

                The management of the Company believes that the accompanying unaudited condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                The consolidated financial statements include the accounts of Sport-Haley, Inc., and its wholly-owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the "Company"). All significant inter-company accounts and transactions have been eliminated.

NOTE 2          INVENTORIES

                Inventories at March 31, 2000 consist of the following:

                      Raw materials                    $  4,000,000
                      Finished goods                      6,221,000
                                                       ------------
                                                       $ 10,221,000
                                                       ============

NOTE 3          INCOME TAXES

                The components of the net deferred tax assets and net deferred tax liabilities recognized in the accompanying balance sheet as of March 31, 2000, are as follows:

                                                         CURRENT         LONG-TERM
                                                       -----------      -----------
                      Deferred tax assets              $   130,000      $   177,000
                      Deferred tax liabilities                   -                -
                                                       -----------      -----------
                                                       $   130,000      $   177,000
                                                       ===========      ===========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3          INCOME TAXES (Continued)

                The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the net deferred tax assets and their appropriate tax effects at March 31, 2000, are as follows:

                                                                                 TAX EFFECT
                                                          DIFFERENCE       CURRENT    LONG-TERM
                                                          ----------      ---------   ---------
                      Unrealized loss on investment       $  233,000      $  91,000   $       -
                      Provision for bad debt                 101,000         39,000           -
                      Stock option compensation              679,000              -     265,000
                      Accumulated depreciation               226,000              -     (88,000)
                                                                           ---------   ---------
                                                                           $ 130,000   $ 177,000
                                                                           =========   =========

                The components of income tax expenses are as follows:

                      Continuing operations:
                         Current:
                           Federal                        $ 207,000
                           State                             30,000
                                                          ---------
                                                            237,000
                                                          ---------
                         Deferred:
                           Federal                         (115,000)
                           State                            (17,000)
                                                          ---------
                                                           (132,000)
                                                          ---------
                                                            105,000
                                                          ---------
                      Discontinued operations:
                           Federal                          (88,000)
                           State                            (13,000)
                                                          ---------
                                                           (101,000)
                                                          ---------
                      Grand Total                         $   4,000
                                                          =========

NOTE 4          REPURCHASE OF COMMON STOCK

                The repurchase of the Company's common stock is based upon the Board of Directors' belief that the Company's common stock is under-priced, considering the Company's earnings, book value, working capital, and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares. All shares repurchased by the Company are cancelled and returned to the status of authorized but unissued common stock.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4          REPURCHASE OF COMMON STOCK  (continued)

                From December 1994 through March 2000, the Company's Board of Directors authorized the repurchase of up to a total of 1,500,000 shares of its common stock. Through March 31, 2000, the Company repurchased a total of 1,302,000 shares at a cost of approximately $9.4 million.

                From April 1, 2000, through May 10, 2000, the Company repurchased an additional 5,000 shares of its common stock at a cost of approximately $22,000.

NOTE 5          COMMON STOCK OPTIONS

                At March 31, 2000, there were 547,881 option shares outstanding at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 5, 2010. The remaining number of option shares available for issuance under the Company's stock option plan was 78,998.

                During the nine months ended March 31, 2000, 8,333 options were exercised at a price of $2.50 per share.

                Included in the Company's net income for the nine months ended March 31, 2000, is a charge of approximately $118,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

NOTE 6          EARNINGS PER SHARE

                The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128), effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted net income per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                                      THREE MONTHS ENDED MARCH 31, 2000
                                                   --------------------------------------
                                                      NET
                                                     INCOME        SHARES       PER SHARE
                                                   ----------     ---------     ---------
               EARNINGS PER COMMON SHARE
               Income available
                to common shareholders             $  156,000     3,687,661     $    0.04
                                                                                =========
               Effect of Dilutive Securities
                   Options                                  -             -
                                                   ----------     ---------
               Diluted earnings per share          $  156,000     3,687,661     $    0.04
                                                   ==========     =========     =========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4          EARNINGS PER SHARE (continued)

                                                       NINE MONTHS ENDED MARCH 31, 2000
                                                   --------------------------------------
                                                      NET
                                                     INCOME        SHARES       PER SHARE
                                                   ----------     ---------     ---------
               EARNINGS PER COMMON SHARE
               Income available
               to common shareholders              $  180,000     3,784,379     $    0.05
                                                                                =========
               Effect of Dilutive Securities
                   Options                                  -             -
                                                   ----------     ---------
               Diluted earnings per share          $  180,000     3,784,379     $    0.05
                                                   ==========     =========     =========


                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                   --------------------------------------
                                                      NET
                                                     INCOME        SHARES       PER SHARE
                                                   ----------     ---------     ---------
               EARNINGS PER COMMON SHARE
               Income available
                 to common shareholders            $  405,000     4,401,152      $   0.09
                                                                                 ========
               Effect of Dilutive Securities
                   Options                                  -             -
                                                   ----------     ---------
               Diluted earnings per share          $  405,000     4,401,152      $   0.09
                                                   ==========     =========      ========

                                                       NINE MONTHS ENDED MARCH 31, 1999
                                                   --------------------------------------
                                                      NET
                                                     INCOME        SHARES       PER SHARE
               EARNINGS PER COMMON SHARE           ----------     ---------     ---------
               -------------------------
               Income available
                 to common shareholders            $ 1,504,000    4,443,072      $   0.34
                                                                                 ========
               Effect of Dilutive Securities
                   Options                                   -            -
                                                   -----------    ---------
               Diluted earnings per share          $ 1,504,000    4,443,072      $   0.34
                                                   ===========    =========      ========

                                SPORT-HALEY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at March 31, 2000, was approximately $25.2 million compared to $28.4 million at March 31, 1999. Working capital decreased primarily because the Company expended approximately $3.0 million to repurchase 720,000 shares of its common stock during the twelve-month period ended March 31, 2000.

Cash and cash equivalents have decreased since June 30, 1999, by approximately $98,000. During the nine months ended March 31, 2000, operating activities provided cash of approximately $3.3 million. During the same nine-month period, the Company expended approximately $2.5 million to acquire 615,000 shares of its common stock. The Board of Directors had authorized the repurchases, and management believed the repurchases of these shares would benefit the shareholders by increasing book value with no material adverse effect on working capital. The book value per share at March 31, 2000, exhibits an increase of approximately $0.59 per share since June 30, 1999.

Since June 30, 1999, receivables have increased by approximately $832,000 from approximately $5.7 million to approximately $6.5 million. Receivables have increased primarily because the majority of March 2000 orders were shipped in the last half of the month and were not due to be collected until late April or early May. The Company continues to apply intensified efforts to ensure the timely collection of its accounts, and management believes that the allowance for doubtful accounts is adequate.

During the nine-month period ended March 31, 2000, inventories have decreased by approximately $3.1 million from approximately $13.3 million to approximately $10.2 million, or by approximately 23%. The decrease is a direct result of management's successful efforts to reduce prior seasons' finished goods inventories and implementation of improved controls relating to levels of production for current-season merchandise.

Other current assets have decreased by approximately $286,000 since June 30, 1999, to approximately $1.3 million. The decrease, primarily in prepaid expenses, is attributable to management's continued efforts to control costs.

For the nine-month period ended March 31, 2000, the Company expended approximately $361,000 for the purchase of property and equipment. During the same period, the Company received approximately $54,000 from the disposition of its headwear manufacturing equipment, which had a book value of approximately $313,000, resulting in a loss on disposition of approximately $259,000. During the nine months ended March 31, 2000, approximately $559,000 in depreciation and amortization was charged to current operations.

During the nine months ended March 31, 2000, the Company used approximately $348,000 in funds to reduce its accounts payable and other accrued liabilities to approximately $1.2 million. During the three months ended March 31, 2000, the Company also used approximately $600,000 in funds to pay off its revolving line of credit. Accrued income taxes payable have increased approximately $136,000 since June 30, 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

Total shareholders' equity decreased by approximately $2.2 million for the nine-month period ended March 21, 2000. The decrease was primarily the result of the repurchase by the Company of 615,000 shares of its common stock at a cost of approximately $2.5 million in the nine-month period. As a result, the Company's book value per share increased by approximately $0.59 per share to approximately $7.75 per share.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of annual results or continuing trends.

Net sales for the fiscal quarter and nine months ended March 31, 2000, were approximately $7.8 million and $17.8 million, respectively, decreases of approximately $66,000 or 1%, and $3.0 million or 15%, from net sales of approximately $7.9 million and $20.8 million for the same periods in the prior fiscal year. The decrease in net sales for the nine months ended March 31, 2000, is attributable to fewer orders placed by golf professional shops for the Fall 1999 season, continued reduction of prior seasons' finished goods inventories at reduced sales prices, and relatively flat sales in the intensely competitive golf apparel market as a whole.

As a percentage of sales, gross profit was approximately 23% and 27% for the fiscal quarter and nine months ended March 31, 2000, respectively, and approximately 30% and 34% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of excess prior-seasons' finished goods inventories at reduced sales prices, inventory adjustments, and increases in indirect allocable costs. Because these factors are not expected to improve in the current fiscal year, management anticipates that gross profit as a percentage of net sales for the fiscal quarter ending June 30, 2000, will approximate the gross profit percentage achieved in the fiscal quarter ended March 31, 2000.

During the current fiscal year, management implemented new marketing strategies designed to improve brand identity and loyalty for the Company's products. Because of the new marketing strategies, management's continued efforts to control costs, management's successful efforts to reduce prior seasons' finished goods inventories in Fiscal 2000, the implementation of improved controls relating to levels of production for seasonal merchandise, and based upon advance orders received for the Fall 2000 season, management expects gross profit margins for Fiscal 2001 to more closely approximate historical gross profit margins achieved by the Company.

Selling, general and administrative expenses decreased by approximately $197,000 or 4%, to approximately $5.0 million for the nine months ended March 31, 2000, from approximately $5.2 million for the same period in the prior fiscal year. The decrease is attributable to reduced commissions paid to independent sales representatives on lower sales volume, decreased advertising expenditures, and management's controls designed to reduce general and administrative expenditures.

Other income (expense) increased by approximately $272,000 for the nine-month period ended March 31, 2000, as compared to the same period in the prior fiscal year. The increase is primarily due to refunds of state income taxes relating to certain expenditures in prior years.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Effective July 1, 1999, the Company increased its 52% ownership in its subsidiary to a 93% interest. Effective February 1, 2000, the Company further increased its ownership to 96%. On both occasions, the Company increased its ownership by converting outstanding debt owed by the subsidiary to the Company for additional equity in the subsidiary. Effective March 27, 2000, the Company obtained 100% interest in its subsidiary by purchasing the common stock held by the minority interest stockholder, at a cost of approximately $24,000.

Income from continuing operations before provision for income taxes and minority interest decreased by approximately $1.8 million, or 80%, for the nine months ended March 31, 2000, from approximately $2.2 million for the same period in the prior fiscal year. The decrease is due to a combination of factors, including the disposal of excess prior seasons' inventories at reduced sales prices, inventory adjustments, and increases in indirect allocable costs.

Earnings for the nine months ended March 21, 2000, reflect pre-tax losses of approximately $259,000 from the disposition of headwear equipment. The Company discontinued the manufacturing and sale of headwear during the fiscal year ended June 30, 1999, and had disposed of all inventories and equipment relating to headwear as of December 31, 1999.

The Company's effective tax rates for the nine months ended March 31, 2000, and 1999, were approximately 24% and 35%, respectively. The decrease in the effective rate for the nine months ended March 31, 2000, is due to the decrease in taxable income and timing differences of certain book expenses and tax deductions.

For the nine-month period ended March 31, 2000, net income decreased by approximately $1.3 million, or 88%, when compared to the same period in the prior fiscal year. The decrease is the result of reduced sales, lower gross margins, and loss on disposition of the Company's headwear manufacturing equipment.

Both the basic and diluted earnings per share were $.05 for the nine months ended March 31, 2000. This compares to basic and diluted earnings per share of $.34 for the same period in Fiscal 1999.

YEAR 2000 ISSUE

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidery and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of May 15, 2000, the Company had not experienced, nor does it expect to experience, any disruption related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by Year 2000 issues.

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


ITEM 1      LEGAL PROCEEDINGS - NONE

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3      DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)     The annual meeting of shareholders was held February 18, 2000.

    (b) The following persons were elected directors for a one year term or until their successors shall have been duly elected and qualified.

                                            Votes for           Votes withheld

            Robert G. Tomlinson             3,060,478                217,310
            Robert W. Haley                 3,060,478                217,310
            Mark J. Stevenson               3,060,478                217,310
            Ronald J. Norick                3,060,478                217,310
            James H. Everest                3,060,478                217,310

    (c) To ratify the appointment of Levine, Hughes & Mithuen, Inc. as auditors of the Company.

                      For                       3,244,433
                      Against                      28,423
                      Abstain                       4,932

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


                                                     SPORT-HALEY, INC.
                                                     (Registrant)


Date:         MAY 15, 2000                           /S/ ROBERT G. TOMLINSON
              ------------                           -----------------------
                                                     Robert G. Tomlinson
                                                     Chief Executive Officer


Date:        MAY 15, 2000                            /S/ PATRICK W. HURLEY
             ------------                            ---------------------
                                                     Patrick W. Hurley
                                                     Chief Accounting Officer