Form 10-K
period 2000-06-30
SPORT HALEY INC
filed 2000-11-06
CIK 892653

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
         ____________

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

                      COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes         No   X
                                       _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 16, 2000, the aggregate market value of the 3,460,385 shares of Common Stock (the Registrant's only common equity) held by non-affiliates was $15,355,458 based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market-Registered Trademark- on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

There were 3,460,385 shares of the Registrant's Common Stock outstanding at the close of business on October 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Sport-Haley designs, contracts for the manufacture of, and markets men's and women's quality fashion golf apparel known for its innovative design, quality fabrics, generous fit and classic style. Sport-Haley's apparel is sold under the distinctive Haley-Registered Trademark- label in the premium and mid-price market, primarily to golf professional shops, country clubs and resorts throughout the United States and internationally. Sport-Haley has historically marketed its apparel through a network of independent sales representatives and distributors. Sport-Haley markets its apparel primarily to golf professional shops located at private and resort courses. Appeal for the Haley brand name is enhanced because golf professional shops generally prefer to sell quality apparel that is not broadly distributed in the retail market. Sport-Haley continually seeks to expand its marketing programs. During the past three years, Sport-Haley focused its marketing efforts on expanding demand for Haley-Registered Trademark- brand apparel in the corporate market. Sport-Haley offers custom embroidering of its apparel with each customer's personalized club, resort or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. Its principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and its telephone number is (303) 320-8800.

PRODUCTS AND PRODUCT DESIGN

       During the fiscal year ended June 30, 2000, Sport-Haley's golf apparel consisted of a men's line, a women's line, the Elements line that consists of men's and women's outerwear collections, and a corporate collection. All of the lines were marketed under the distinctive Haley-Registered Trademark-label. Sport-Haley introduces spring and fall collections for all of its lines at each of the two major golf industry trade shows, generally held in January and September of each year. The spring collection typically accounts for approximately 60% of sales, with the fall collection accounting for the remaining sales.

       Over the years, Sport-Haley has expanded the number of items available in each of the men's and women's lines, offering a more extensive selection of styles, colors and fabrics. Each of the men's and women's lines currently has between 130 and 150 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. The Elements line currently consists of over 70 pieces of apparel such as rain suits, casual jackets, windshirts, vests and pants.

       Sport-Haley's golf apparel is sold in the premium and mid-price market. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs. The following table sets forth information regarding suggested retail price ranges for various apparel items.


                                 SUGGESTED RETAIL                                             SUGGESTED RETAIL
         MEN'S APPAREL              PRICE RANGE                  WOMEN'S APPAREL                 PRICE RANGE
         ---------------         -----------------               ---------------              -----------------
         Shirts                  $  45  - $   80                 Tops                          $ 48  -  $  70
         Shorts                  $  60  - $   70                 Shorts                        $ 60  -  $  84
         Pants                   $  80  - $  120                 Pants                         $ 70  -  $ 112
         Pullovers/Vests         $  50  - $  100                 Sweaters                      $ 50  -  $ 140
         Elements Outerwear      $  50  - $  380                 Elements Outerwear            $ 50  -  $ 225

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

       Sport-Haley closely coordinates the design function with sales and production operations. The design process for each collection is an ongoing process of selecting fabric and weave patterns, coloring, styling, and sewing techniques and includes manufacturing of prototype garments. Sport-Haley relies on in-house designers as well as outside contract designers in the development of its apparel collections. Sport-Haley's design staff is responsible for purchasing fabric and trim, negotiating price and quantity with cutting and sewing companies, arranging for pattern and sample manufacturing, and coordinating production schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for shrinkage and colorfastness.

       Sport-Haley men's and women's apparel is generally embroidered with the Haley logo on the right sleeve of each garment. A large percentage of the men's apparel, and a smaller percentage of women's apparel, is also custom embroidered with each customer's personalized club or resort logo. Shirts and other garments for tournaments, promotional events, and corporate sales are custom embroidered with a sponsor or corporate logo and the Haley-Registered Trademark- logo. Garments are embroidered on Sport-Haley's premises using nine computer-controlled embroidering machines. The embroidering machines allow Sport-Haley to embroider approximately 2,300 garments per day. Sport-Haley currently has a library of over 8,000 custom logos. Embroidering charges represent an additional source of revenue.

SALES AND MARKETING

       OVERVIEW. Sport-Haley initiates marketing strategies to enhance its position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the Haley brand name and expanding distribution channels for existing apparel lines. It implements these strategies by (i) increasing distribution channels through expansion of its network of independent sales representatives in an effort to add new golf professional shops to its customer base and increase purchases from existing customers, (ii) securing and utilizing distributor arrangements for international sales, (iii) diversifying product lines by developing new styles and designs that are natural variations on its existing apparel designs, and (iv) intensifying marketing efforts in the corporate market.

       In the fiscal year ended June 30, 2000 ("fiscal 2000"), domestic and international golf course professional shops, country clubs and resorts accounted for approximately 67% of Sport-Haley's net sales. Corporate, special event and retail customers accounted for 25% of net sales, 1% was sold through a factory outlet store in Laughlin, Nevada, and the remaining 7% consisted of excess inventory sold to a limited number of customers at discounted wholesale prices. No single customer accounted for 5% or more of net sales.

       GOLF PROFESSIONAL SHOPS, COUNTRY CLUBS AND RESORTS. Domestic sales are solicited primarily through a network of approximately 35 independent sales representatives who sell Sport-Haley apparel, on a commission basis, mainly to golf professional shops, country clubs and resorts in all of the 50 states and Canada. These independent sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories. In January 1997, Sport-Haley initiated buying programs with various entities whereby the golf professional shop members may purchase directly from Sport-Haley in accordance with specific promotional programs.

These promotional programs accounted for less than 18% of sales in fiscal 2000. International sales are made through distributors in Puerto Rico, the Caribbean Islands, Mexico, Ireland, Japan, Chile, portions of Southeast Asia, the Philippines, Hong Kong, Portugal and to U.S. military bases overseas. Historically, the vast majority of Sport-Haley's sales have been to United States customers. International sales represented less than 3% of net sales in fiscal 2000.

       Sport-Haley's sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating the network of independent sales representatives, providing customer service and participating in industry trade shows. Sport-Haley supports the sales activities of the independent sales representatives and distributors by assigning specific customer service personnel to specific geographic regions, providing detailed catalogs for each collection that present pricing, sizing and style options, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative can access current inventory availability and create and transmit orders from a remote location. Remote computer access enhances the representative's order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with Sport-Haley's management information system that provides key sales data to assist management with planning, production scheduling, sales trends and standard cost control. Sport-Haley also maintains an internet webpage at "www.sporthaley.com". The Sport-Haley webpage is purely informational at present, providing limited information about Sport-Haley and its apparel. Sport-Haley is continuing to develop a highly comprehensive website that will provide much more detailed information about Sport-Haley and the products it offers for sale.

       Sport-Haley introduces its distinctive golf apparel collections at the two major golf industry trade shows that are generally held in January and September of each year in Orlando, Florida, and Las Vegas, Nevada, respectively. Because many buyers for golf professional shops attend one or both of these trade shows, Sport-Haley usually books a significant number of customer orders at or following each show. These trade shows also provide Sport-Haley with direct consumer feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of detailed sales forecasts and production schedules.

       In order to enhance the visibility of the Haley brand, Sport-Haley has obtained oral endorsement agreements with several select PGA and LPGA professionals. Sport-Haley also has an agreement with a Canadian Tour professional, which exemplifies its commitment to the international markets. Under these endorsement agreements, Sport-Haley provides apparel allowances to the respective professionals.

       Sport-Haley advertises its apparel in several golf industry publications, including those that are distributed primarily to operators of golf professional shops. It also expends a portion of its advertising budget to support the sales activities of its network of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories.

       Sport-Haley maintains a program to provide select customers with distinctive fixtures dedicated to displaying Sport-Haley apparel. If the customer agrees to maintain a pre-determined amount of inventory for a specified period of time, the fixture becomes the property of the customer for a nominal delivery fee. This fixture program encourages customers to strengthen their commitment to Sport-Haley by prominently displaying a large selection of Haley apparel.

       CORPORATE MARKET. Sport-Haley believes there is a natural synergy between the golf market and the corporate market, because both markets can be served from some of the same inventory, allowing quick response to a shifting demand in either market. Sport-Haley has developed several direct corporate accounts, and is actively pursuing this market primarily though promotional product companies that source and supply a variety of products for corporate fulfillment programs and special events. These promotional product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional product company will also source and supply a specific product or products for special events sponsored by a corporation. Sport-Haley's apparel is currently included, or confirmed to be included, in a variety of catalogs, including catalogs for several Fortune 500 companies. Sport-Haley does not enter into formal agreements or contracts with these promotional product companies but does agree that it will keep an inventory of the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Sport-Haley generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. Because the corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific season, Sport-Haley features one collection in its corporate catalog each year. Corporate sales are made periodically throughout the year, and thus are not quantifiable in fixed or seasonal selling periods.

       FACTORY OUTLET AND RETAIL SALES. Sport-Haley maintains a 2,200 square feet factory outlet store in Laughlin, Nevada. Since June 1996, Sport-Haley has used this facility to sell closeout inventory and discontinued styles at discounted retail prices, as opposed to discounted wholesale prices, enabling Sport-Haley to maximize sales revenue. Sport-Haley also sells a small percentage of its apparel in the retail market through a selected upscale department store chain.

COMPETITION

       The golf apparel market, both domestically or internationally, is highly fragmented and the leading supplier has only slightly over a 10% market share. Sport-Haley currently views Ashworth, Cutter & Buck, Inc., Izod Club, Polo/Ralph Lauren Corporation, and Tommy Hilfiger as its most significant competitors in the golf apparel market. In addition to competing with golf apparel manufacturers, Sport-Haley must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike and Nautica Enterprises Inc. Many of these same companies are competitors in the corporate market. Competition is intense and is based primarily on brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the golf apparel and leisure wear markets. Many of Sport-Haley's competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Sport-Haley. Because of the intense competition in the golf apparel and leisure wear markets, Sport-Haley cannot be assured of obtaining or maintaining its market share, and market conditions may dictate a reduction in selling prices that could result in reduced margins.

RAW MATERIALS SOURCING AND FINISHED GOODS PURCHASING

       Sport-Haley purchases fabric in bulk from approximately fifteen separate domestic and international mills, the seven largest of which accounted for approximately 70% of fabric expenditures in fiscal 2000. Most of Sport-Haley's garments are made from 100% cotton fabrics. Certain women's apparel is made from silk and rayon fabrics or micro-fiber and certain garments in the Elements outerwear line use micro-fiber, fleece, nylon or Gore-tex-Registered Trademark- products, including Gore
Windstopper-Registered Trademark- fabric, in accordance with non-exclusive licensing rights. Sport-Haley utilizes various suppliers to produce certain garments in the Elements line, and the loss of one or more of these suppliers could potentially affect its ability to make timely delivery of outerwear.
Raw materials also include trim consisting principally of buttons, collars, bands, linings, labels and zippers. Sport-Haley purchased trim from several suppliers during fiscal 2000, with the four largest suppliers accounting for approximately 80% of total trim expenditures.

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

       Sport-Haley's production personnel assist the design department with the sourcing of raw materials, negotiating costs consistent with desired profit margins and the inspection of sample fabrics prior to the commencement of actual production. Production personnel are responsible for ensuring on-time delivery of raw materials, scheduling actual production and timely-receipt of finished goods.

       Sport-Haley also purchases made-to-order finished goods, which are manufactured by outside suppliers to Sport-Haley's custom quality and styling specifications. Sport-Haley may assist outside suppliers in sourcing of raw materials for these finished products, but does not purchase the fabric and trim for the suppliers. In fiscal 2000, Sport-Haley purchased approximately 15% to 20% of its apparel as finished goods.

MANUFACTURING

       With the exception of custom embroidering, which is done at Sport-Haley's facility in Denver, Colorado, all manufacturing activities are undertaken by "cutting and sewing" companies, one of which is the Company's wholly-owned subsidiary. Following the purchase of raw materials, Sport-Haley arranges for shipment of these materials directly to cutting and sewing companies that are located primarily in the United States and its territories. The companies are responsible for cutting and sewing apparel to Sport-Haley specifications. During fiscal 2000, Sport-Haley used fourteen cutting and sewing companies other than its wholly-owned subsidiary. Sport-Haley did not purchase ten percent or more of its component materials or apparel as finished goods from any one outside supplier. In fiscal 2000, Sport-Haley increased its ownership in one of its principal cutting and sewing companies (the "Subsidiary") to a 100% interest through a combination of transactions consisting of exchanging debt owed by the Subsidiary to Sport-Haley for additional equity in the Subsidiary and purchasing the remaining shares from the minority shareholders. The Subsidiary operates exclusively for the benefit of Sport-Haley, and in fiscal 2000 it produced approximately 75% of Sport-Haley's shirts and tops for men and women. Management believes the purchase of the Subsidiary assures Sport-Haley of the manufacturing capacity necessary to expand corporate and retail sales and to position Sport-Haley to remain competitive. Sport-Haley has no contractual arrangements other than purchase orders with any of its other cutting and sewing companies and believes that these services may be obtained from a large number of other domestic and international sources.

       Sport-Haley receives orders for the spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective season. Sport-Haley must schedule production in advance of order placement, although it can respond to order trends over the period by sequencing production with reorders. Because production of apparel collections is time-sensitive, Sport-Haley devotes considerable efforts to the preparation of forecasts of apparel sales by item and style. Sport-Haley's computerized management information system provides management with key data that facilitates planning, production scheduling, product tracking and standard cost control, as well as providing perpetual inventory records and inventory availability.

       Finished apparel is shipped by the cutting and sewing companies or the ready-made manufacturers to Sport-Haley's warehouse and distribution facilities in Denver, Colorado. Some apparel, primarily shirts and tops, is embroidered with the Haley-Registered Trademark- logo and approximately 75% of men's shirts are custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 40% of women's apparel is similarly embroidered. Sport-Haley maintains nine computer-controlled embroidering machines on its premises, which together can embroider approximately 2,300 custom logos each day. After being embroidered to the customer's specifications, all apparel receives a final inspection by quality assurance personnel, and is packaged and shipped.

MANAGEMENT INFORMATION SYSTEMS AND INVENTORY MANAGEMENT

       Sport-Haley utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. This system provides information to all departments. The electronic computer system used by Sport-Haley's sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability and has allowed the sales force to order against actual inventory availability. The computer system has improved operations by providing information critical to forecasting such as analysis of sales history, purchasing history, and future customer commitments, all of which allow for better management and purchasing of inventory.

NATURE OF BUSINESS

       Golf apparel sales in golf professional shops tend to be seasonal in nature, with a disproportionate share of sales occurring from January through June, which are Sport-Haley's third and fourth quarters of each fiscal year. Sport-Haley continues to seek to reduce the impact of seasonal revenues by attempting to increase sales in other markets, such as the corporate market and the international market.

       The amount of back orders outstanding at any particular time is affected by a number of factors, including the timely flow of product from suppliers and the sufficiency of labor maintained by suppliers, which can impact the ability to ship on time, and timing of orders from customers. Accordingly, a comparison of Sport-Haley's backlog of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during any specific period. In addition, partial orders are shipped if they are at least 75% to 80% complete. Orders may be changed or canceled up to 30 days prior to the ship date of the order. Sport-Haley does not sell its apparel on consignment and generally does not accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. Returns and allowances were approximately 3% of net sales in fiscal 1999 and fiscal 2000. Historically, cancellations, rejections and returns of orders have not materially reduced the amount of sales due to the backlog of orders.

TRADEMARK

       Sport-Haley markets its products under the Haley-Registered Trademark-label. Sport-Haley has registered the Haley-Registered Trademark- mark and the distinctive "H" design with the United States Patent and Trademark Office. Sport-Haley has also registered the Haley-Registered Trademark- mark in a number of international jurisdictions.

EMPLOYEES

       At June 30, 2000, Sport-Haley had 86 full-time employees and 10 part-time employees, including 37 full-time executive and administrative employees, 5 marketing and corporate sales employees, 43 full-time and 8 part-time personnel in inspection, packaging, embroidering and distribution operations, and one full-time and two part-time retail employees in the factory outlet store. The Subsidiary had one administrative employee and 71 manufacturing employees. Neither any of Sport-Haley's employees nor the Subsidiary's employees are represented by any labor unions and each considers their relations with employees to be good.

YEAR 2000 COMPUTER CONVERSION

       The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering, and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of June 30, 2000, the Company had not experienced, nor does it expect to experience any disruption related to Year 2000 issues in the operation of its system. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer system caused by Year 2000 issues.

ITEM 2.  PROPERTIES

       Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado and consist of 96,500 square feet of floor space. The facility is currently leased for an annual base rent of approximately $201,000, which increases incrementally to $206,000 in 2001. Sport-Haley is obligated to pay taxes, insurance and maintenance expenses for the leased space through expiration of the lease in October 2001. Sport-Haley also leases approximately 2,200 square feet of retail space for its factory outlet store in Laughlin, Nevada. The annual base rental for this space for the remaining three-year term of the lease is approximately $48,000. The Subsidiary leases 22,000 square feet of manufacturing facilities in Four Oaks, North Carolina from the Subsidiary's two former minority shareholders. The lease commenced on April 1, 1998 and expires March 31, 2008, subject to the Subsidiary's right to extend the lease term for two additional five year periods. The annual lease payments are approximately $65,000, and the Subsidiary must pay all utilities, taxes, insurance and certain repair costs.

ITEM 3.  LEGAL PROCEEDINGS

       On June 30, 1999, Sport-Haley filed a complaint against Ben Elias Industries Corp. in the District Court in and for the City and County of Denver and State of Colorado. Sport-Haley alleges that Ben Elias Industries failed to pay for goods that were shipped to it on approximately March 23, 1999. The total amount invoiced to Ben Elias Industries was approximately $280,000. The Court dismissed one of Sport-Haley's claims, but denied Ben Elias Industries' Motion to Dismiss as to the other claims for relief and denied Ben Elias Industries' Motion to Quash Service of Process. The matter is currently scheduled for trial to commence on May 21, 2001. The Company intends to prosecute the action against Ben Elias Industries vigorously.

       Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of Sport-Haley.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Sport-Haley's Common Stock is quoted on the Nasdaq National Market-Registered Trademark- under the trading symbol "SPOR." The following table sets forth the range of high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market-Registered Trademark-, from July 1, 1997 through June 30, 2000. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

                                                                       HIGH             LOW
                                                                       ----             ---
                FISCAL YEAR 1998
                First Quarter                                        $ 18 1/8           $ 12 1/4
                Second Quarter                                         15 3/8             10
                Third Quarter                                          13                  9
                Fourth Quarter                                         14 1/8             10 1/4

                FISCAL YEAR 1999
                First Quarter                                        $ 13 3/4           $  9 1/2
                Second Quarter                                         11                  8
                Third Quarter                                          10 1/4              8 1/8
                Fourth Quarter                                          8 5/8              3 15/16

                FISCAL YEAR 2000
                First Quarter                                        $  5 1/8           $  4
                Second Quarter                                          4 5/8              3 15/16
                Third Quarter                                           5                  3 15/16
                Fourth Quarter                                          4 7/8              3 15/16


       On October 16, 2000, The Nasdaq Stock Market-Registered Trademark- ("Nasdaq") halted trading in the securities of the Company and requested additional information. Nasdaq has advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq has advised the Company that the trading halt will continue until the Company complies with Nasdaq's request for additional information, which the Company has provided. Nasdaq has further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company has requested a hearing before the Nasdaq Listing Qualifications Panel, which has been scheduled, in order to address the proposed de-listing of the Company's securities. The Company believes that its positions concerning observance of NASDAQ listing requirements are meritorious.

       On October 16, 2000 the closing sale price of the Common Stock was $4.4375. As of September 28, 2000, the number of record holders of Sport-Haley's Common Stock was approximately 60. Based on the number of broker requests for proxy material for the last annual meeting of shareholders, Sport-Haley believes that it has approximately 1,400 beneficial holders of its Common Stock.

       Holders of Common Stock are entitled to receive such dividends as may be declared by Sport-Haley's Board of Directors. No dividends on the Common Stock have been paid, and there is no anticipation that dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years in the three-year period ended June 30, 2000 and the balance sheet data at June 30, 2000 and 1999 are derived from the consolidated financial statements of Sport-Haley which have been audited by Hein + Associates LLP, independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of Sport-Haley.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, regarding certain accounting errors discovered during the audit of the Company's financial statements for the year ended June 30, 2000. As noted, the Company restated its financial statements for 1999 and 1998. The Company's beginning account balances as of July 1, 1997 have been corrected for certain accounting errors in prior periods. See Note 2 to the Consolidated Financial Statements. The Company made an adjustment to reduce the retained earnings balance as of July 1, 1997 by $872,000. It has not been possible, at present, to allocate the $872,000 to specific prior years or to calculate related accounting adjustments in those years, such as tax effects. Therefore, the Company has not provided comparison financial information for the years ending June 30, 1997 and 1996. The following consolidated selected financial information for the years ended June 30, 1999 and 1998 are derived from the restated financial statements for those years.


                                                             FOR THE YEAR ENDED JUNE 30,
                                                           2000          1999         1998
                                                      -------------------------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Net sales...........................................     $23,139       $27,541    $30,449
Cost of goods sold..................................      15,879        18,833     19,363
Gross profit........................................       7,260         8,708     11,806
Selling, general and administrative expenses........       6,948         7,776      7,616
Income from operations .............................         312           932      3,470
Other income and expense, net.......................         686           454        336
Income from operations before provision
    for income taxes.................................        998         1,386      3,806
Provision for income taxes..........................        (344)         (810)    (1,404)
Income from continuing operations ..................         654           576      2,402
Income (loss) from discontinued operations..........         ---          (428)        77
Cumulative effect of change in accounting principle.         361           ---        ---
Net income .........................................       1,015           148      2,479
Income (loss) per common and equivalent shares
    outstanding:
From continuing operations (basic)..................         .17           .13        .52
Income (loss) from discontinued operations (basic)..         ---          (.10)       .02
Cumulative effect of change in accounting
    principle (basic)...............................         .10           ---        ---
Net income (basic)..................................         .27           .03        .54
From continuing operations (diluted)................         .17           .13        .51
Income (loss) from discontinued operations

    (diluted).......................................         ---          (.10)       .02
Cumulative effect of change in accounting principle
    (diluted).......................................         .10           ---        ---
Net income (diluted)................................         .27           .03        .53
Weighted average common and equivalent shares
    outstanding (basic).............................       3,755         4,408      4,564
Weighted average common and
    equivalent shares outstanding (diluted).........       3,784         4,452      4,658



                                                                                JUNE 30,
                                                        ------------------------------------------------------
                                                        2000                      1999                    1998
                                                        ----                      ----                    ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...................................   $22,499                    $24,969                 $26,756
Total assets......................................    26,622                     30,155                  33,012
Long-term debt....................................       ---                        ---                     ---
Total liabilities.................................     1,380                      2,133                   3,356
Shareholders' equity..............................    25,242                     28,022                  29,595
Net book value per share of common stock..........      7.29                      6.58                     6.56

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Report on Form 10-K contains certain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; and other risks or uncertainties detailed in other Securities and Exchange Commission filings made by Sport-Haley. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position of Sport-Haley could differ materially from those expressed in, or implied by, such forward-looking statements. Sport-Haley's business in general is subject to certain risks including the following:

- The demand for Sport-Haley's products may decrease if the popularity of golf decreases or if other factors, such as inclement weather, cause golfers not to patronize golf professional shops.

- Sport-Haley must continue to design apparel that is accepted by consumers as fashionable and stylish in order to continue to have market acceptance.

- Sport-Haley's sales are seasonal, and historically sales from July through December, Sport-Haley's first and second fiscal quarters, are weaker than sales from January through June, which are Sport-Haley's third and fourth fiscal quarters.

- The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken Sport-Haley's competitive position.

- Sport-Haley maintains a significant level of inventory to support sales volume and its corporate apparel program. Disposal of excess prior seasons' inventory is an ongoing part of operations, but a significant amount of sales at the lower margins dictated by inventory reduction may impair Sport-Haley's financial condition. Inventory write-downs may also affect its financial condition.

- Sport-Haley depends on timely delivery of raw materials and garments from its suppliers. The loss of certain suppliers, and/or delays in receiving materials or garments from suppliers caused by various factors, including labor shortages and transportation difficulties, could potentially adversely affect the Company's ability to make timely delivery of finished garments to its customers.

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

       The following table sets forth the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income for fiscal 2000, and as restated for fiscal years 1999 and 1998:


                                                                          FISCAL YEAR ENDED JUNE 30,
                                                     -----------------------------------------------------------
                                                        2000                      1999                      1998
                                                     ----------                   ----                      ----
Net sales..........................................    100.0%                    100.0%                    100.0%
Cost of goods sold.................................     68.6                      68.4                      63.6
                                                        ----                      ----                      ----
Gross profit.......................................     31.4                      31.6                      36.4
Selling, general and administrative expenses.......     30.0                      28.2                      25.0
                                                        ----                      ----                      ----
Income from operations.............................      1.4                       3.4                      11.4
Other income and expenses, net.....................      2.9                       1.6                       1.1
                                                         ---                       ---                       ---
Income from operations before provision for
     income taxes..................................      4.3                       5.0                      12.5
Provision for income taxes.........................     (1.5)                     (2.9)                     (4.6)
Income (loss) from discontinued operations.........      ---                      (1.6)                       .2
Cumulative effect of change in accounting
     principle.....................................      1.6                       ---                       ---
                                                         ---                       ---                       ---
Net income.........................................      4.4%                      0.5%                      8.1%
                                                         ===                       ===                      ====


RECENT DEVELOPMENTS

       In July 2000, as previously announced, Sport-Haley's audit committee recommended that the Company's prior independent auditors be discharged and that the Company retain a new independent public accountant to audit the Company's financial statements for the year ended June 30, 2000. As a result of a review initiated by senior management and conducted prior to completion of the audit process for the Company's 2000 fiscal year, information was developed that indicated certain accounting errors might exist in prior years' financial statements that, when corrected, would result in a material impact on results of operations for the 2000 fiscal year and certain prior periods. At the conclusion of the review, the Company determined that the financial statements for the years ended June 30, 1999 and 1998 required restatement due to accounting errors. The errors consist primarily of the following: (i) incorrect recording, classification and valuation of inventory work in process; (ii) incorrect recording of certain prepaid and fixed assets; (iii) incorrect accounting for the acquisition of the Company's Subsidiary and the related minority interest in the loss of the Subsidiary; (iv) incorrect recording of certain losses relating to discontinued operations; (v) and the income tax benefit from stock options exercised.

       The Company requested its independent accounting firm that was retained following the year ended June 30, 2000 to re-audit the financial statements for the years ended June 30, 1999 and 1998, which the Company restated. The audit committee of the Board of Directors of the Company retained an independent consultant to assist it in evaluating the restatements that were necessary in order that the Company's financial statements, as restated and taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for the fiscal years ended June 30, 1998, 1999 and 2000, in conformity with generally accepted accounting principles. The audit committee of the Board of Directors does not believe that the errors that have been identified by the Company constitute irregularities. As a result of recommendations made by the audit committee and the Company's senior management, and concurred in by the independent consultant, the Company has taken appropriate action to ensure that these errors do not reoccur in the future.

       The effects of significant financial statement adjustments prior to income taxes related to the restatements were as follows:

- Work in process inventories decreased by approximately $1.396 million at June 30, 1999.

- Prepaid expenses decreased by approximately $1.331 million at June 30, 1999.

- Net assets of discontinued operations decreased by approximately $260,000 at June 30, 1999.

- Minority interest in the equity of the subsidiary increased by approximately $191,000 at June 30, 1999.

- Cost of goods sold decreased by approximately $428,000 for the year ended June 30, 1999, and increased by approximately $1.427 million for the year ended June 30, 1998.

- Selling, general and administrative expenses increased by approximately $557,000 for the year ended June 30, 1999, and increased by approximately $135,000 for the year ended June 30, 1998.

- Other income related to minority interest benefit decreased by approximately $191,000 for the year ended June 30, 1999.

- Loss on disposal of assets, net of income tax benefit, increased by approximately $158,000 for the year ended June 30, 1999.

- Net income decreased by approximately $667,000 for the year ended June 30, 1999, and decreased by approximately $1,785,000 for the year ended June 30, 1998.

- Other comprehensive income related to the change in unrealized loss on available for sale securities increased by approximately $206,000 for the year ended June 30, 1998.

- Comprehensive income decreased by approximately $667,000 for the year ended June 30, 1999, and decreased by approximately $1,579,000 for the year ended June 30, 1998.

- Net deferred tax assets and income taxes were adjusted by approximately $788,000 and for the tax impact of the other adjustments described above.

- Basic income per share from continuing operations decreased by approximately $.12 per share for the year ended June 30, 1999, and decreased by approximately $.39 per share for the year ended June 30, 1998.

- Basic loss per share from discontinued operations increased by approximately $.03 per share for the year ended June 30, 1999.

- Basic net income per share decreased by approximately $.15 per share for the year ended June 30, 1999, and decreased by approximately $.39 per share for the year ended June 30, 1998.

- Diluted income per share from continuing operations decreased by approximately $.12 per share for the year ended June 30, 1999, and decreased by approximately $.39 per share for the year ended June 30, 1998.

- Diluted income per share from discontinued operations decreased by approximately $.03 per share for the year ended June 30, 1999, and decreased by approximately $.01 for the year ended June 30, 1998.

- Diluted net income per share decreased by approximately $.15 per share for the year ended June 30, 1999, and decreased by approximately $.40 per share for the year ended June 30, 1998.

       None of the quarterly filings for the years covered by the Consolidated Financial Statements have been restated to give effect to these adjustments. Sport-Haley expects to restate material quarterly financial information for prior periods in fiscal 1998, 1999 and 2000.

       The restatements described above for the years ending June 30, 1999 and 1998 may lead to litigation against the Company. There is no litigation currently pending or threatened against the Company concerning the restatements. However, if such litigation is initiated, it could have a material adverse impact on the Company's income from continuing operations.

       On October 16, 2000, The Nasdaq Stock Market-Registered Trademark- ("Nasdaq") halted trading in the securities of the Company and requested additional information. Nasdaq has advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq has advised the Company that the trading halt will continue until the Company complies with Nasdaq's request for additional information, which the Company has provided. Nasdaq has further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company has requested a hearing before the Nasdaq Listing Qualifications Panel, which has been scheduled, in order to address the proposed de-listing of the Company's securities. The Company believes that its positions concerning observance of NASDAQ listing requirements are meritorious.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999. Net sales for the year ended June 30, 2000 ("fiscal 2000") were approximately $23.1 million, a decrease of approximately $4.4 million, or 16%, as compared to approximately $27.5 million for the fiscal year ended June 30, 1999 ("fiscal 1999"). The decrease was primarily attributable to several factors. In the past few years, competition within the golf apparel industry has increased significantly due mainly to several well known companies with strong financial resources entering the sportswear market. These companies' name recognition allows them to market golf apparel effectively in the retail and catalog markets which, in turn, adversely impacts sales of golf apparel in the club and resort markets, where the Company primarily operates. Further, increased competition in the sportswear market generally has significantly increased competition among the companies competing in the resort and club market. As a result of increased competition, sales prices have decreased in the resort and club markets, which has contributed to the downward trend in the Company's net sales.

       The Company experienced a significant increase in the backlog of customer orders near the end of fiscal 2000. The increase in backlog orders was primarily attributable to the combination of the inability of several suppliers to timely deliver component materials to the Subsidiary and the inability of two suppliers to timely deliver apparel as finished goods to the Company's distribution facility. As a result, the Company lost approximately $1.5 million in gross sales due to the combination of late shipments and canceled customer orders at the end of fiscal 2000. The company sells fashion garments in multiple groups consisting of mixes of items manufactured either by the Subsidiary or other finished goods suppliers. Because customers order apparel by specific fashion groups and the Company is dependent upon more than one supplier to deliver garments in any one fashion group, it is impossible to quantify how the inability of any individual supplier to deliver goods on a timely basis directly relates to the loss of sales due to the late shipment to, or canceled orders by, any one customer. In order to mitigate the non-timely shipment and cancellation of customer orders, the Company implemented controls to monitor its Subsidiary and suppliers to ensure more timely receipt of component materials and apparel as finished goods inventories. Specific controls include terminating business relationships with poorly performing suppliers, increasing the total number of suppliers used and establishing business relationships with a greater number of offshore suppliers. Adding suppliers is expected to minimize the detrimental effect of late delivery by one or more suppliers, although there is no assurance of this result. The increased use of offshore suppliers is expected to increase gross margins achieved in future periods.

       For fiscal 2000, the men's and women's lines accounted for approximately 47% and 41% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales. The remaining 4% was comprised of embroidering, shipping and retail factory outlet store sales, which the Company has used to sell prior seasons' and other inventories at discounted retail prices.

       For fiscal 1999, the men's and women's lines accounted for approximately 46% and 40% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales, and the headwear line accounted for approximately 2%. The remaining 4% of net sales was comprised of embroidering, shipping and sales at the retail factory outlet store.

       Gross profit for fiscal 2000 was approximately $7.3 million, a decrease of approximately $1.4 million or 17%, as compared with approximately $8.7 million in fiscal 1999. The decrease is consistent with the corresponding decline in net sales in fiscal 2000.

       Gross margin for fiscal 2000 was approximately 31%, a decrease of approximately 1%, from approximately 32% in fiscal 1999. The decrease was chiefly attributable to proportionately higher incentive sales discounts offered in fiscal 2000 as compared with fiscal 1999. In both fiscal 2000 and 1999, gross margins were negatively impacted by dispositions of excess and prior seasons' inventories ("closeout inventories") at discounted sales prices. Disposition of closeout inventories is common within the seasonal apparel business in general. An increase in closeout inventories is indicative of increased competition within the club and resort markets and other factors. Sales of closeout inventories accounted for approximately 10% of net sales in both fiscal 2000 and 1999. By comparison, in fiscal 1998, sales of closeout inventories accounted for approximately 2% of net sales. The Company estimates that sales of closeout inventories at reduced sales prices negatively impacted gross margins by approximately 6% in both fiscal 2000 and 1999, as compared with the gross margin achieved in fiscal 1998. However, the Company generated approximately $2.2 million in operating cash from the reduction of inventories in fiscal 2000.

       Selling, general and administrative expenses for fiscal 2000 were approximately $6.9 million, a reduction of approximately $828,000, or 11%, as compared with approximately $7.8 million for fiscal 1999. Selling expenses decreased in fiscal 2000 primarily due to a reduction in sales commissions corresponding to a decreased sales volume. Sales commissions for fiscal 2000 were approximately $1.6 million, a decrease of approximately $400,000, or 20%, as compared with approximately $2.0 million for fiscal 1999. As a percentage of net sales, sales commissions were approximately 7% for both fiscal 2000 and 1999. The Company implemented certain cost-containment measures during fiscal 2000 that were specifically designed to reduce general and administrative expenses. Other than advertising expenses, which increased by approximately 2% due to increased marketing efforts, general and administrative costs generally decreased for fiscal 2000, as compared with fiscal 1999, primarily because of a reduction in the number of employees of the Company. Salaries and related payroll taxes for fiscal 2000 were approximately $3.0 million, a decrease of approximately $600,000, or 12%, as compared with approximately $3.6 million for fiscal 1999. While total selling, general and administrative expenses decreased for fiscal 2000 as compared with fiscal 1999, as a percentage of net sales, selling, general and administrative expenses increased for fiscal 2000, as compared with fiscal 1999. Selling, general and administrative expenses as a percentage of net sales for fiscal 2000 were approximately 30%, an increase of approximately 2%, as compared with 28% for fiscal 1999. This increase is mainly attributable to lower net sales in fiscal 2000 over which fixed costs were allocated.

       Total other income for fiscal 2000 was approximately $686,000, an increase of approximately $232,000, or 51%, as compared with approximately $454,000 for fiscal 1999. The increase is primarily due to refunds of state income taxes and interest earned on the refunds relating to certain expenditures in prior years.

       Income from operations before provision for income taxes for fiscal 2000 was approximately $998,000, a decrease of approximately $388,000, or 28%, as compared with approximately $1.4 million for fiscal 1999. Income from continuing operations for fiscal 2000 was approximately $654,000, an increase of approximately $78,000, or 14%, as compared with approximately $576,000 for fiscal 1999. The disparity between the decrease in income from operations before provision for income taxes and the increase in income from continuing operations arose because of the difference in effective tax rates for financial statement, as opposed to income tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial statement versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The disparity was primarily caused by differences in the recording of transactions relating to accounting for the equity interest in the loss of the Subsidiary that was not consolidated for tax purposes in fiscal 1999 and changes in deferred tax valuation allowances related to the Subsidiary. The effective tax rate for fiscal 2000 was approximately 35% as compared with approximately 79% for fiscal 1999.

       As described in Note 1 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") in fiscal 2000. Because of that newly issued standard, the Company changed its accounting for stock options issued to non-employee directors. The change resulted in a cumulative effect adjustment of $361,000, net of taxes, in fiscal 2000.

       Net income for fiscal 2000 was approximately $1.0 million, an increase of approximately $867,000, or 586%, as compared with approximately $148,000 for fiscal 1999. The increase is attributable primarily to the cumulative effect of changing the accounting method for stock-based compensation of non-employee directors in fiscal 2000, in accordance with recent financial accounting pronouncements, and the loss recognized on the discontinuance of headwear operations in fiscal 1999.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998. Net sales for the year ended June 30, 1999 ("fiscal 1999") were approximately $27.5 million, a decrease of approximately $3.0 million, or 10%, as compared with approximately $30.5 million for the fiscal year ended June 30, 1998 ("fiscal 1998"). The decrease was primarily due to slower sales to golf professional shops, many of which had unusually large inventories remaining from prior years. The Company's slower sales comport with publications that reported a general industry-wide slowdown of sales in both golf equipment and apparel during the same periods. Another factor contributing to the decrease in net sales during fiscal 1999 was the sale of excess and prior seasons' ("closeout") inventories at less than wholesale prices. Disposition of closeout inventories is common within the seasonal apparel business in general. The slowdown of golf apparel sales indicated that excess inventories were prevalent within golf professional shops throughout fiscal 1999. Slower sales and excess inventories are factors that applied downward pressure on sales prices, and contributed to lower net sales in fiscal 1999. The Company's excess inventories resulted from producing inventories in accordance with sales forecasts that were not achieved in fiscal 1999 and 1998. Prior to fiscal 1998, the Company experienced substantial increases in sales from year to year. When sales did not meet expectations for fiscal 1998, the Company disposed of large quantities of closeout inventories at less than wholesale prices in fiscal 1999. Sales of closeout inventories for fiscal 1999 were approximately $2.9 million, an increase of approximately $2.1 million, or 260%, as compared with approximately $800,000 for fiscal 1998. During fiscal 1999, the Company revised sales forecasts and production schedules in order to reduce the amount of inventory left over from each selling season. As a result, the Company generated approximately $4.6 million in operating cash in fiscal 1999 from the combination of sales of closeout inventories and production cost decreases attributable to revised sales forecasts.

       For fiscal 1999, the men's and women's lines accounted for approximately 46% and 40% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales, and the headwear line accounted for approximately 2%. The remaining 4% of net sales was comprised of embroidering, shipping and sales at the retail factory outlet store, which the Company has used to sell prior seasons' and other inventories at discounted retail prices.

       For fiscal 1998, the men's and women's lines accounted for approximately 45% and 44% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales and the headwear line accounted for approximately 8% of total net sales and the headwear accounted for approximately 3%.

       Cost of sales for fiscal 1999 as a percentage of net sales was approximately 68%, an increase of approximately 4%, as compared with approximately 64% of net sales for fiscal 1998. The increase was primarily due to the sale of closeout inventories at less than wholesale prices.

       Gross profit for fiscal 1999 was approximately $8.7 million, a decrease of approximately $2.4 million, or 22%, as compared with approximately $11.1 million for fiscal 1998. The decrease was primarily due to the slowdown in sales and disposition of closeout inventories at less than wholesale prices, as discussed above.

       Gross margin for fiscal 1999 was approximately 32%, a decrease of approximately 4%, as compared with approximately 36% for fiscal 1998. Gross margin was negatively impacted in fiscal 1999 primarily by dispositions of closeout inventories at discounted sales prices. Sales of closeout inventories accounted for approximately 10% of net sales in fiscal 1999, a five-fold increase over approximately 2% in fiscal 1998. Sales of closeout inventories at reduced sales prices negatively impacted gross margin by approximately 6% in fiscal 1999, as compared with the gross margin achieved in fiscal 1998.

       Selling, general and administrative expenses for fiscal 1999 were approximately $7.8 million, an increase of approximately $160,000, or 2%, as compared with approximately $7.6 million for fiscal 1998.

As a percentage of sales, selling, general and administrative expenses for fiscal 1999 were approximately 28%, an increase of approximately 3%, as compared with approximately 25% for fiscal 1998. The increase in fiscal 1999 was attributable to lower net sales in 1999 available to cover fixed costs and other factors. Because expenses did not decrease in direct proportion to net sales, the Company implemented certain cost-containment measures that were specifically designed to reduce general and administrative expenses.

       Total other income for fiscal 1999 was approximately $454,000, an increase of approximately $118,000, or 35%, as compared with approximately $336,000 for fiscal 1998. The increase was due primarily to the permanent impairment of available-for-sale securities recorded in fiscal 1998 and a lesser rate of interest earned on cash equivalents and marketable securities in fiscal 1999.

       Income from operations before provision for income taxes for fiscal 1999 was approximately $1.4 million, a decrease of approximately $2.4 million, or 63%, as compared with approximately $3.8 million for fiscal 1998. The decrease was caused primarily by the lower gross margin obtained on lower sales volume and the other factors discussed above.

       Income from continuing operations for fiscal 1999 was approximately $576,000, a decrease of approximately $1.8 million, or 75%, as compared with approximately $2.4 million for fiscal 1998. The disparity between the decrease in income from operations before provision for income taxes and the decrease in income from continuing operations arose because of the difference in effective tax rates for financial statement, as opposed to income tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial statement versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The disparity was primarily caused by differences in the recording of transactions relating to the equity interest in the loss of the Subsidiary that was not consolidated for tax purposes in fiscal 1999, and changes in deferred tax valuation allowances related to the Subsidiary in fiscal 1999. The effective tax rate for fiscal 1999 was approximately 79% as compared with approximately 37% for fiscal 1998.

       The Company adopted a formal plan to discontinue its headwear product line and cease headwear production operations for fiscal 1999. The assets of the headwear operations to be sold consisted primarily of inventory, property and equipment. Before the effect of income taxes, the Company's headwear operations incurred an operations loss of approximately $112,000 in fiscal 1999 and recognized a $571,000 write-down to finished goods inventories and fixed assets. Net sales of the headwear operations for fiscal 1999 and 1998 were $420,000 and $837,000, respectively. These amounts are not included in net sales in the accompanying consolidated financial statements.

       Net income for fiscal 1999 was approximately $148,000, a decrease of approximately $2.4 million, or 96%, as compared with approximately $2.5 million for fiscal 1998. The decrease can be attributed to all of the factors discussed above, but resulted primarily because of the difference in effective tax rates, reduced sales volume and lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, Sport-Haley has financed its operations through a combination of revenue from operations and the public sale of equity. Sport-Haley intends to rely on cash generated from operations to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance Sport-Haley's working capital requirements or if working capital requirements are greater than estimated, Sport-Haley may take down borrowings under its revolving line of credit.

       Net cash provided by (used in) operating activities totaled approximately $4.584 million, $4.879 million, and ($2.430 million) for fiscal years 2000, 1999, and 1998, respectively. The primary components of adjustments to reconcile net income to cash provided by (used in) operating activities were changes between fiscal years relating to inventories, accounts receivable, other assets, accrued commissions and other expenses, income taxes receivable, accounts payable, and prepaid expenses.

- Inventories provided operating cash of approximately $2.228 million in fiscal 2000, provided operating cash of approximately $4.589 million in fiscal 1999, and used operating cash of approximately $6.460 million in fiscal 1998. Inventories decreased from approximately $11.887 million at June 30, 1999 to approximately $9.659 million at June 30, 2000.

- Accounts receivable provided operating cash of approximately $472,000 in fiscal 2000, provided operating cash of approximately $1.061 million in fiscal 1999, and used operating cash of approximately $825,000 in fiscal 1998. Accounts receivable net of allowances decreased from approximately $5.466 million at June 30, 1999 to approximately $4.795 million at June 30, 2000.

- Other assets provided operating cash of approximately $188,000 in fiscal 2000, used operating cash of approximately $1.048 million in fiscal 1999, and used operating cash of approximately $22,000 in fiscal 1998. Other assets decreased from approximately $305,000 at June 30, 1999 to approximately $176,000 at June 30, 2000.

- Accrued commissions and other expenses used operating cash of approximately $212,000 in fiscal 2000, used operating cash of approximately $1.015 million in fiscal 1999, and provided operating cash of approximately $1.074 million in fiscal 1998. Accrued commissions and other expenses decreased from approximately $744,000 at June 30, 1999 to approximately $532,000 at June 30, 2000.

- Income taxes receivable provided operating cash of approximately $770,000 in fiscal 2000 and provided operating cash of approximately $94,000 in fiscal 1998. Income taxes receivable decreased from approximately $770,000 at June 30, 1999 to $0 at June 30, 2000.

- Accounts payable provided operating cash of approximately $59,000 in fiscal 2000, used operating cash of approximately $336,000 in fiscal 1999, and used operating cash of approximately $469,000 in fiscal 1998. Accounts payable increased by approximately $789,000 at June 30, 1999 to approximately $848,000 at June 30, 2000.

- Prepaid expenses used operating cash of approximately $416,000 in fiscal 2000, provided operating cash of approximately $87,000 in fiscal 1999, and used operating cash of approximately $30,000 in fiscal 1998. Prepaid expenses increased from approximately $253,000 at June 30, 1999 to approximately $669,000 at June 30, 2000.

       Working capital requirements are expected to remain constant. Working capital was approximately $22.499 million at June 30, 2000 and approximately $24.969 million at June 30, 1999. Cash and cash equivalents totaled approximately $6.676 million and approximately $8.581 million at June 30, 2000 and 1999, respectively.

       Net cash provided by (used in) investing activities totaled approximately ($2.642 million), $1.218 million, and ($1.315 million) for fiscal years 2000, 1999, and 1998, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases of fixed assets.

- Maturities (purchases) of marketable securities used investing activities cash of approximately $1.967 million in fiscal 2000, provided investing activities cash of approximately $1.996 million in fiscal 1999, and used investing activities cash of approximately $677,000 in fiscal 1998. Marketable securities increased from $0 at June 30, 1999 to approximately $1.967 million at June 30, 2000.

- Purchases of fixed assets used investing activities cash of approximately $679,000, $803,000, and $562,000 in fiscal 2000, 1999, and 1998, respectively. Property and equipment, at cost, increased from approximately $3.958 million at June 30, 1999 to approximately $4.552 million at June 30, 2000. The 1999 amount does not include the assets of discontinued operations.

       The Company had no long-term debt at June 30, 2000 or 1999. Since April 1994, Sport-Haley has maintained a revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through November 5, 2000, provides for interest at 1/2% below the bank's prime rate. The revolving line of credit agreement is divided into two parts, one of which provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets and the other of which provides for a maximum loan amount of $1.0 million to the Subsidiary secured by a lien on substantially all of the Subsidiary's assets and guaranteed by Sport-Haley. Sport-Haley generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. Sport-Haley has no outstanding borrowings under the line of credit.

       Sport-Haley, in the ordinary course of its business, has entered into a letter of credit arrangement with a bank to facilitate the purchase of inventory and fabric from various offshore suppliers. As of June 30, 2000, the Company had letters of credit outstanding totaling $594,000, which reduces the amount available for borrowing under the line of credit.

       Gross proceeds received by Sport-Haley from the exercise of stock options and warrants have fluctuated significantly from year to year. Sport-Haley realized proceeds from exercise of stock options and warrant of approximately $32,000 in fiscal 2000, $206,000 in fiscal 1999, and $688,000 during fiscal
1998.

       Since December 1994, the Board of Directors has authorized management to repurchase shares of Sport-Haley's Common Stock, and an aggregate of 1,497,000 shares had been repurchased at June 30, 2000 at an aggregate cost of approximately $10.2 million. In fiscal 2000 and 1999, Sport-Haley repurchased 810,000 and 287,000 shares at a cost of approximately $3.3 million and $2.3 million, respectively. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given its earnings, working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in open market, block purchases or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued Common Stock.

       All of Sport-Haley's purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no currency exchange risk. Sport-Haley is not currently using derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with sales in Canada. To the extent that it has receivables denominated in Canadian currency that are not hedged, it will be subject to foreign currency transaction gains and losses.

       Management believes that inflation has not materially affected the results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

       In fiscal 1999, the Statement of Financial Accounting Standards ("SFAS") Board issued Statement No. 133, entitled, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective beginning July 1, 2000 for the Company. The Company does not currently utilize any derivative instruments covered by SFAS No. 133 nor does it hedge any transaction. Therefore, no material financial statement impact is expected from the adoption of SFAS No. 133.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, entitled, "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth fiscal quarter of the Company's fiscal year ending June 30, 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                        INDEX
                                                        -----

                                                                                                      PAGE
                                                                                                      ----
     Report of Independent Certified Public Accountants............................................    F-2

     Consolidated Balance Sheets...................................................................    F-3

     Consolidated Statements of Income and Comprehensive Income....................................    F-4

     Consolidated Statement of Shareholders' Equity................................................    F-5

     Consolidated Statements of Cash Flows.........................................................    F-6

     Notes to Consolidated Financial Statements....................................................    F-7

     Schedule II - Valuation and Qualifying Accounts...............................................   F-28


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       As previously reported, as of July 13, 2000, at the recommendation of the Audit Committee, the Company terminated the services of Levine, Hughes & Mithuen, Inc. The report of Levine, Hughes & Mithuen, Inc. on the Company's financial statements for the years ending June 30, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. At the advice of the Audit Committee, the Company has retained the services of Hein + Associates LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


              NAME                                  AGE                    POSITION

         Robert G. Tomlinson                        59                 Chairman of the Board and
                                                                       Chief Executive Officer

         Kevin M. Tomlinson                         40                 Chief Operating Officer, Executive Vice
                                                                       President - Operations and Director

         Robert W. Haley                            55                 President and Director

         Patrick W. Hurley                          48                 Secretary, Treasurer and Controller

         Catherine B. Blair                         49                 Vice President - Merchandising/Design

         William L. Blair                           58                 Vice President - Corporate Sales

         Mark J. Stevenson(1)(2)                    62                 Director

         Ronald J. Norick(1)(2)                     59                 Director

         James H. Everest(1)(2)                     52                 Director

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

       ROBERT G. TOMLINSON has served as Chairman of the Board and Chief Executive Officer of Sport-Haley since October 1992. Since March 1998, he has also served as a director of the Subsidiary. Prior to joining Sport-Haley, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin Tomlinson, the Chief Operating Officer and Executive Vice President.

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

       ROBERT W. HALEY has served as President and a director of Sport-Haley since May 1996. From January 1992 until his appointment to such positions, he served as Vice President of Marketing of Sport-Haley. Prior to joining Sport-Haley, Mr. Haley served in various marketing positions for golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with 25 years+ experience in the golf industry.

       PATRICK W. HURLEY served as Secretary, Treasurer and Controller since November 1999. Prior to joining Sport-Haley, he was employed as a Senior Staff Accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a Bachelor of Science in Accounting in 1991. He is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

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

       MARK J. STEVENSON has been a director of Sport-Haley since November 1993. Since June 1994, Mr. Stevenson has served as chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. From 1992 to 1994, Mr. Stevenson served as chairman of the board of Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry.

       RONALD J. NORICK has been a director of Sport-Haley since November 1993. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees. Mr. Norick also serves as manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

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

BOARD COMMITTEES

       The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Stevenson, Norick and Everest. The Audit Committee is composed of Messrs. Norick, Stevenson and Everest. No member of either committee is a former or current officer or employee of Sport-Haley.

       The Compensation Committee held one meeting in fiscal 2000. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan. See "Compensation Committee Report."

       The Audit Committee held one meeting in fiscal 2000. The function of the Audit Committee is to review and approve the scope of audit procedures employed by Sport-Haley's independent auditors, to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

       The Board of Directors authorized the hiring of a consultant to assist the Audit Committee with the review of financial statements in accordance with recently promulgated regulations of the Securities and Exchange Commission.

       In fiscal 2000, the Board of Directors held two formal meetings. Messrs. Haley and Stevenson attended one of the two meetings and each other director attended all board and committee meetings held during fiscal 2000.


ITEM 11. EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley for the three fiscal years ended June 30, 2000 of Robert G. Tomlinson, Chief Executive Officer, Kevin M. Tomlinson, Chief Operating Officer, Robert W. Haley, President, and William L. Blair, Vice President-Corporate Sales, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2000 (the "Named Officers").


                                                                            LONG TERM COMPENSATION
                                                                            ----------------------
                                                                                    AWARDS
                                                                                    ------
                                         FISCAL      ANNUAL COMPENSATION    SECURITIES UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR      SALARY         BONUS       OPTIONS/SARS(#)      COMPENSATION
                                         ------     ------         -----       ------------------   ------------
Robert G. Tomlinson,                      2000     $ 176,539     $   -0-           $   -0-            $ 2,213 (1)
 Chairman of the Board and                1999       202,692         -0-               -0-              1,022 (1)
 Chief Executive Officer                  1998       218,219       22,000            30,000             1,022 (1)

Kevin M. Tomlinson,
 Chief Operating Officer, Executive       2000       129,885         -0-               -0-              1,278 (1)
 Vice President - Operations and
 Director

Robert W. Haley,                          2000       155,769         -0-               -0-              1,000 (1)
 President                                1999       171,154         -0-               -0-              1,022 (1)
                                          1998       170,571       15,000            20,001             1,022 (1)

William L. Blair,                         2000       124,154         -0-               -0-                135 (2)
Vice President-Corporate Sales            1999       114,461         -0-               -0-                138 (2)
                                          1998        34,615(3)      -0-             20,000                46

------------------------

(1) Comprised of contributions by Sport-Haley to the Named Officer's 401(k) plan and term life insurance premiums.
(2)    Comprised solely of term life insurance premiums.
(3) Mr. Blair was first employed by Sport-Haley as an executive officer in March 1998. Accordingly, compensation in fiscal 1998 was paid only for a four month period.

       OPTION/SAR GRANTS TABLE. The following table sets forth information on grants of options pursuant to the Sport-Haley 1993 Stock Option Plan, as amended, during fiscal 2000 to the Named Officers.


                                                         INDIVIDUAL GRANTS
        ----------------------------------------------------------------------------------------
                   NUMBER OF SECURITIES      PERCENT OF TOTAL       EXERCISE OR    MARKET PRICE
                    UNDERLYING OPTIONS/   OPTIONS/SARS GRANTED TO   BASE PRICE       ON DATE OF         EXPIRATION
        NAME          SARS GRANTED(2)    EMPLOYEES IN FISCAL YEAR   ($/SHARE)(3)   GRANT ($/SHARE)          DATE
     --------      --------------------  ------------------------   ------------   ---------------      ----------
Robert G. Tomlinson        25,000(2)             15.1%              $3.00            $3.50            01/05/10

Kevin M. Tomlinson         25,000(2)             15.1                3.00             3.50            01/05/10

Robert W. Haley            25,000(2)             15.1                3.00             3.50            01/05/10

William L. Blair           15,000(2)              9                  3.00             3.50            01/05/10

---------------



                                    POTENTIAL REALIZABLE VALUE
                                      AT ASSUMED ANNUAL RATES
                                    OF STOCK PRICE APPRECIATION
                                         FOR OPTION TERM (1)
------------------------------------------------------------------------------------
                              MARKET VALUE
                               ON DATE OF
                                  GRANT
NAME                             0% ($)              5% ($)                  10% ($)
-----------                      ------              ------                  -------

Robert G. Tomlinson             $87,500              $67,528.28             $151,952.47

Kevin M. Tomlinson               87,500               67,528.28              151,952.47

Robert W. Haley                  87,500               67,528.28              151,952.47

William L. Blair                 52,500               40,516.97               91,171.48

---------------

(1) The hypothetical gains or "option spreads" that would exist for the respective options are included in accordance with the rules of the Securities and Exchange Commission. As mandated by the Securities and Exchange Commission, these gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. They do not represent any assurance that the shares of Common Stock will appreciate in value and do not represent any estimated or projected future prices. The actual value, if any, realized may be greater or less than the potential realizable value set forth in the table. If the Common Stock does not appreciate, the Named Officers will receive no benefit from the options.
(2) One-third of each option becomes exercisable on each January 5, commencing January 5, 2001.

(3) None of the options have an exercise price equal to the fair market value of the underlying Common Stock on the date of grant.


FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.


                                                            NUMBER OF SECURITIES UNDER-       VALUE OF UNEXERCISED IN-
                          SHARES                            LYING UNEXERCISED OPTIONS/        THE-MONEY(1) OPTIONS/SARS
                         ACQUIRED         VALUE                SARS AT FISCAL YEAR-END           AT FISCAL YEAR-END($)(2)
NAME                   ON EXERCISE      REALIZED            ---------------------------       ---------------------------
--------------         -----------      --------            EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                                                            -----------   -------------     -----------     -------------

Robert G. Tomlinson          -0-          -0-             60,000        25,000               -0-           $28,125
Kevin M. Tomlinson           -0-          -0-             45,000        25,000               -0-            28,125
Robert W. Haley              -0-          -0-             43,334        31,667               -0-            28,125
William L. Blair             -0-          -0-             13,334        21,666               -0-            16,875

---------------

(1) Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.
(2) The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $4.125 on June 30, 2000.

       No employee of Sport-Haley receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but may receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 2000, no non-employee directors were granted any options.

       EMPLOYMENT AGREEMENTS. Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. The agreement requires that he devote his full business time to Sport-Haley as Chief Executive Officer and/or Chairman of the Board at an annual salary of $200,000, be provided an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extends for a three-year term. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of Sport-Haley or upon his resignation. Subject to the right of Sport-Haley to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to Sport-Haley for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of Sport-Haley or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at Sport-Haley's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

       Effective December 1, 1999, Sport-Haley entered into an employment agreement with Mr. Kevin Tomlinson. The agreement requires that he devote his full business time to Sport-Haley as Chief Operating

Officer and Executive Vice President-Operations at an annual salary of $140,000 per year and such bonuses as awarded by the Board of Directors. The employment agreement extends from December 1, 1999 to December 1, 2002, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Tomlinson is entitled to receive severance compensation equal to 12 months salary and bonus and incentive payments over the last 12 months.
During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Tomlinson becomes disabled during the term of the agreement, his full salary shall be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

       Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. The agreement requires that he devote his full business time to Sport-Haley as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. The employment agreement extended through December 31, 1998 and has subsequently automatically renewed for additional one-year terms. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive severance compensation for one year from the date of termination in an amount equal to his annual salary and bonus payment during the preceding 12 months. If Mr. Haley terminates the agreement with or without cause, Mr. Haley is entitled to receive severance compensation for one year in an amount equal to 60% of his annual salary and bonus payment during the preceding 12 months. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley or if Mr. Haley dies, Mr. Haley or his estate, as applicable, is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Haley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

       Sport-Haley entered into an employment agreement with Mr. William Blair effective March 2, 1998. The agreement requires that he devote his full business time to Sport-Haley as Vice President of Corporate Sales at an annual salary of $120,000 and such bonuses as awarded by the Board of Directors. The employment agreement for Mr. Blair extends through March 1, 2001 and by its terms automatically renews for one additional year unless notice of termination is given by either party. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement) or if Mr. Blair terminates the agreement with or without "cause", he is entitled to receive severance compensation equal to six months salary and 50% of the last annual bonus. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. Options previously granted may become fully vested on the date of termination, depending on the reason for termination. The agreement contains a non-competition agreement for six months following termination, provided Mr. Blair may be released from the non-compete if the agreement is terminated without cause and he elects to forego any severance pay.

STOCK OPTION PLAN

       Sport-Haley adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan, as amended, provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 1,350,000 shares. In calendar 1999, the Board of Directors approved increasing the number of shares reserved for issuance under the Plan by 350,000. As a result of the Board electing not to obtain shareholder approval, all options granted as a result of the 1999 increase will be granted as non-qualified options. Non-qualified options may be granted to employees, directors and consultants of Sport-Haley, while incentive options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

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

       As of June 30, 2000, a total of 547,881 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.50 to $10.63 per share and a weighted average exercise price per share of $6.79.

401(K) PLAN

       In January 1996, Sport-Haley adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of Sport-Haley. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by Sport-Haley of $0.25 on the dollar for employee contributions on the first 5% of the employee's annual compensation. Upon leaving Sport-Haley, each participant is 100% vested with respect to the participant's contributions and is vested based on years of service with respect to Sport-Haley's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2000. Based solely on Sport-Haley's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 2000, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

       This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 2000.

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

       BASE SALARY. For fiscal 2000, the Compensation Committee reviewed the base salary paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2000, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of any executive officer in fiscal 2000, except for one officer whose job responsibilities were changed.

       INCENTIVE CASH BONUS COMPENSATION. The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. It also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision on whether to award incentive cash bonus compensation is based on a combination of achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, Sport-Haley's future operating results, and on an officer's responsibilities, capabilities and contribution to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although certain executive officers' employment agreements provide that the executive is eligible for a discretionary bonus of up to a specified percentage of his or her base salary. Although all of the executive officers' contributions were noted and commended, the Compensation Committee did not award any incentive cash bonuses to any of the executive officers because it did not believe that such bonuses were merited in view of the significant slow down in growth of Sport-Haley in fiscal 2000.

       LONG-TERM INCENTIVE (OPTION) COMPENSATION. The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. In fiscal 2000, the Compensation Committee granted a total of 166,000 shares to executive and employees of the Company, at an exercise price of $3.00 per share.

       OTHER BENEFITS. Executive officers are eligible for various benefits, including health and welfare plans generally available to all full-time employees. In addition, the executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby they may elect to defer part or all of their base and incentive cash compensation, with matching contributions from Sport-Haley. Sport-Haley does not maintain any other plans and arrangements for the benefit of its executive officers except to provide a life insurance policy for the benefit of certain executive officers' named beneficiaries and vehicles for its Chief Executive Officer and Chief Operating Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

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

       CEO COMPENSATION. In reviewing the Chairman and Chief Executive Officer's compensation package, the Committee pursues the same objectives, which apply for other executive officers. The overall goal is to base the Chairman and Chief Executive Officer's salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chairman and Chief Executive Officer particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee believes that Mr. Tomlinson's leadership has been essential in growing Sport-Haley's revenues up to seven fold from 1994 to 2000. The Compensation Committee noted that Mr. Tomlinson previously had made a voluntary decision to reduce his base salary and commended that action as a demonstration of his continued leadership and administration of resources. In fiscal 2000, no raises or cash bonuses were awarded to Mr. Tomlinson. Mr. Tomlinson's voluntary reduction in his salary has continued into fiscal 2000 and he is currently being paid at an annual rate of $170,000, rather than the $220,000 to which he is entitled under his employment agreement.

       The Compensation Committee believes that the concepts discussed above further the shareholders interests and that officer compensation encourages responsible management of Sport-Haley. The Compensation Committee considers the effect of management compensation on shareholder interests. In the past, the Board of Directors based its review in part on the experience of its own members and on information requested from management personnel. These same factors will be used in the future in determining officer compensation.

       This report was furnished by Mark J. Stevenson, Ronald J. Norick and James H. Everest, all of the members of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       All of the Compensation Committee members are independent directors of Sport-Haley. None of these members have ever been an officer or employee of Sport-Haley or its Subsidiary nor have any of them had a relationship, which would require disclosure under the "Certain Relationship and Related Transactions" captions of any of Sport-Haley's filings with the Commission during the past three fiscal years.

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

       Set forth below is a line graph prepared by Media General Financial Services comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) a Nasdaq Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 1995 through June 30, 2000 (the "Measurement Period"). The graph assumes that $100 is invested in each of Sport Haley's Common Stock, the Nasdaq Market Index and the publicly traded peers on July 1, 1995 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing (i) the difference between Sport-Haley's share price at July 1, 1995 and at each June 30 of the Measurement Period by (ii) the share price at the beginning of the Measurement Period.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                            AMONG SPORT-HALEY, INC.
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX



                                                                   FISCAL YEAR ENDING JUNE 30, 2000
                                                               ----------------------------------------
                                                     1995       1996       1997       1998       1999       2000
                                                     ----       ----       ----       ----       ----       ----
Sport-Haley, Inc.                                 100.00       158.11     181.08     141.89      52.03      44.59
Industry Peer Group Index                         100.00       141.98     164.06     194.66     167.82     127.74
Nasdaq Market Index                               100.00       125.88     151.64     201.01     281.68     423.84

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of September 28, 2000 by (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. The information with respect to institutional investors is derived solely from statements filed with the Commission under
Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                                              SHAREHOLDINGS ON SEPTEMBER 28, 2000
                                                                          --------------------------------------------
     NAME AND ADDRESS (1)                                                 NUMBER OF SHARES (2)    PERCENT OF CLASS (3)
     --------------------                                                 --------------------    --------------------
Robert G. Tomlinson (4)..................................................        113,000                3.0%
Kevin M. Tomlinson (7)...................................................         45,000                1.2
Robert W. Haley (5)......................................................         54,950                1.7
Patrick W. Hurley........................................................            -0-                *
Catherine Blair (6)......................................................         17,500                *
William L. Blair (7).....................................................         13,334                *
Mark J. Stevenson (7)....................................................         25,000                *
Ronald J. Norick (8).....................................................         63,117                1.7
James H. Everest (9).....................................................         65,000                1.7
U.S. Bancorp (10)........................................................        338,189                9.07
     601 Second Avenue South
     Minneapolis, Minnesota 55402
Catalyst Master Fund, L.P. (11)
     c/o W.S. Walker & Co.
     Walker House, Mary Street P.O. Box 265GT
     George Town, Grand Cayman, Cayman Islands .........................         210,085                5.8
Dimensional Fund Advisors Inc.
      1299 Ocean Avenue, 11th Floor
      Santa Monica, California 90401(12).................................        231,400                6.21
Michael Cook Asset Management, Inc.
      d/b/a Cook Mayer Taylor
      5170 Sanderlin Avenue, Suite 200
      Memphis, Tennessee 38117(13).......................................        351,200               10.15
All directors and officers as a group
(Nine persons)(14).......................................................        406,901               10.1

-------------------
* Less than 1%

(1) Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2) Ownership includes both outstanding Common Stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.

(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 28, 2000.
(4)    Includes 60,000 shares subject to currently exercisable options.
(5) Includes 43,334 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(6) Includes 17,500 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(7)    Consists solely of shares subject to currently exercisable options.
(8)    Includes 25,000 shares subject to currently exercisable options.
(9)    Includes 16,667 shares subject to currently exercisable options.
(10) U.S. Bancorp is a parent holding company, which, beneficially owns shares owned of record by The Regional Equity Fund, a mutual fund of the First American Investment Funds, Inc., an open-end investment company.
(11) Catalyst Master Fund, L.P. has sole voting power and sole dispositive power over 210,085 of the shares shown and Newcastle Partners, L.P. has sole voting power and sole dispositive power over 5,000 of the shares. Newcastle Partners, L.P. may be deemed to be related to Catalyst Master Fund, L.P. and thereby beneficially owns the 210,085 shares owned by Catalyst Master Fund, L.P.
(12) Dimensional Funds Advisors Inc., is an investment advisor company, which, beneficially owns shares of owned of record by advisory clients of Dimensional Funds Advisors Inc.
(13) Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 351,200 of the shares shown.
(14) Includes 213,335 shares of Common Stock subject to currently exercisable options. Excludes shares of Common Stock as to which officers and directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Sport-Haley has adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount which exceeds $60,000. No such transactions occurred in fiscal 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a) EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

       (1) FINANCIAL STATEMENTS

       Report of Independent Certified Public Accountants
       Consolidated Balance Sheets - June 30, 2000 and 1999
       Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998
       Consolidated Statement of Shareholders' Equity for the years ended
       June 30, 2000, 1999 and 1998
       Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements for the years ended June 30, 2000, 1999 and 1998

       (2) FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and Qualifying Accounts


       (3) EXHIBITS


EXHIBIT NO.    DOCUMENT
-----------    --------
*/ 3.1.2       Amended and Restated Articles of Incorporation of Sport-Haley
               as filed on March 7, 1994 with the Secretary of State of the State of Colorado.

-  3.2.3       Amended and Restated By-laws of Sport-Haley as adopted
               January 10, 1996.

*/ 4.1         Form of Specimen Certificate for Common Stock of Sport-Haley.

#  10.1.3      1993 Stock Option Plan, effective March 1993, as amended.

x 10.2.1 Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.

*** 10.2.4     Employment Agreement, dated December 1, 1999, by and between
               Kevin Tomlinson and Sport-Haley.

x  10.2.5      Employment Agreement, dated July 1, 1997, by and between
               Catherine B. Blair and Sport-Haley.

x  10.2.6      Employment Agreement, dated January 1, 1997, by and between
               Robert W. Haley and Sport-Haley.

x 10.2.10      Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

II 10.3.2      Business Loan Agreement, dated November 5, 1998, by and
               between U.S. Bank National Association, Sport-Haley and B&L
               Sportswear, Inc..

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

** 10.4.5      Lease Agreement, dated April, 1998, between Larry M. Jones and
               Roberta C. Jones, and B&L Sportswear, Inc.

*/ 10.5        Form of Independent Sales Representative Agreement.

+  10.7        Trademark Registrations, dated February 21, 1995, issued by the
               United States Patent and Trademark Office to Sport-Haley.

-  10.10       Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.

+/- 10.17      Letter regarding change in Certified Public Accountants

**  21         Subsidiaries of the Registrant

*** 23. Consent of Hein + Associates, LLP, independent certified public accountants for Sport-Haley.

*** 27.1       Financial Data Schedule.

*** 27.2       Restated Financial Data Schedule for 1999 and 1998.

*/ Incorporated by reference from Sport-Haley's Registration Statement on Form SB-2 (File No. 33-74876-D).
+ Incorporated by reference from Sport-Haley's Form 10-KSB filed October 6, 1995 (File No. 1-12888).
++ Incorporated by reference from Sport-Haley's Form 10-KSB filed September 14, 1994 (File No. 1-12888).
- Incorporated by reference from Sport-Haley's Form 10-QSBA/1 filed February 2, 1996 (File No. 1-12888).
# Incorporated by reference from Sport-Haley's Form 10-QSB filed on May 12, 1997 (File No. 1-12888).
x Incorporated by reference from Sport-Haley's Form 10-KSB filed on September 29,1997 (File No. 1-12888).
** Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888).
II Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831).
+/- Incorporated by reference from Sport Haley's Form 8-K filed on July 20, 2000 (File No. 1-12888).
***    Filed herewith.

       (b) REPORTS ON FORM 8-K

       A report on Form 8-K was filed on July 20, 2000 reporting the Company's change in independent accounting firms under Item 4 of such Form.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SPORT-HALEY, INC.



November 3, 2000                            By:  /S/ ROBERT G. TOMLINSON
                                                 -------------------------
                                                 Robert G. Tomlinson,
                                                 Chairman of the Board


       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                   TITLE                                       DATE
             ---------                                   -----                                       -----

  /s/ ROBERT G. TOMLINSON               Chairman of the Board and Chief Executive                  November 3, 2000
--------------------------              Officer (Principal Executive Officer)
      Robert G. Tomlinson

  /s/ KEVIN M. TOMLINSON                Chief Operating Officer, Executive                         November 3, 2000
--------------------------              Vice President - Operations and Director
      Kevin M. Tomlinson

  /s/ ROBERT W. HALEY                   President and Director                                     November 3, 2000
--------------------------
      Robert W. Haley

  /s/ PATRICK W. HURLEY                 Treasurer (Principal Financial and                         November 3, 2000
--------------------------              Accounting Officer)
      Patrick W. Hurley

  /s/ MARK J. STEVENSON                 Director                                                   November 3, 2000
--------------------------
      Mark J. Stevenson

  /s/ RONALD J. NORICK                  Director                                                   November 3, 2000
--------------------------
      Ronald J. Norick

  /s/ JAMES H. EVEREST                  Director                                                   November 3, 2000
-----------------------
      James H. Everest

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
INDEPENDENT AUDITOR'S REPORT................................................... F-2

CONSOLIDATED BALANCE SHEETS - June 30, 2000 and 1999........................... F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
  INCOME - For the Years Ended June 30, 2000, 1999 and 1998.................... F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - For
  the Years Ended June 30, 2000, 1999 and 1998................................. F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
  Years Ended June 30, 2000, 1999 and 1998 .................................... F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................... F-7

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS................................ F-28


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sport-Haley, Inc. and Subsidiary
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ending June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended June 30, 1999 and 1998. In the period ending June 30, 2000, the Company also changed its method of accounting for stock options issued to outside directors, as discussed in Note 1 to the consolidated financial statements.

As discussed in Note 11, the Company has an unasserted claim relating to the restatement of its consolidated financial statements.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


HEIN + ASSOCIATES LLP

Denver, Colorado
October 20, 2000

                                SPORT-HALEY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,
                                                        ----------------------------
                                                           2000             1999
                                                        -----------      -----------
                                                                         As Restated
                                                                           (Note 2)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $ 6,676,000      $ 8,581,000
   Marketable securities                                  1,967,000             --
   Accounts receivable, net of allowance
     of $130,000 and $183,000, respectively               4,795,000        5,466,000
   Inventories                                            9,659,000       11,887,000
   Prepaid expenses and other                               669,000          253,000
   Current tax receivable                                      --            770,000
   Deferred taxes                                           113,000          145,000
                                                        -----------      -----------
         Total current assets                            23,879,000       27,102,000

PROPERTY AND EQUIPMENT, net                               2,364,000        2,456,000

NET ASSETS OF DISCONTINUED OPERATIONS                          --             46,000

GOODWILL, net of amortization of $9,000                        --             84,000

DEFERRED TAXES                                              203,000          162,000

OTHER ASSETS                                                176,000          305,000
                                                        -----------      -----------
TOTAL ASSETS                                            $26,622,000      $30,155,000
                                                        ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                       $      --        $   600,000
   Accounts payable                                         848,000          789,000
   Accrued commissions payable                              327,000          434,000
   Accrued payroll                                           94,000          169,000
   Other                                                    111,000          141,000
                                                        -----------      -----------
         Total current liabilities                        1,380,000        2,133,000
                                                        -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                 --               --
   Common stock, no par value; 15,000,00 shares
      authorized; 3,460,385 and 4,257,552 shares
      issued and outstanding, respectively               13,108,000       16,355,000
   Additional paid-in capital                             1,177,000        1,725,000
   Retained earnings                                     10,957,000        9,942,000
                                                        -----------      -----------
         Total shareholders' equity                      25,242,000       28,022,000
                                                        -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $26,622,000      $30,155,000
                                                        ===========      ===========


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                 FOR THE YEARS ENDED JUNE 30,
                                                                    --------------------------------------------------
                                                                        2000                1999               1998
                                                                    ------------       ------------       ------------
                                                                                       As Restated        As Restated
                                                                                         (Note 2)           (Note 2)

NET SALES                                                           $ 23,139,000       $ 27,541,000       $ 30,449,000

    Cost of goods sold                                                15,879,000         18,833,000         19,363,000
                                                                    ------------       ------------       ------------
GROSS PROFIT                                                           7,260,000          8,708,000         11,086,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           6,948,000          7,776,000          7,616,000
                                                                    ------------       ------------       ------------
INCOME FROM OPERATIONS                                                   312,000            932,000          3,470,000
                                                                    ------------       ------------       ------------
OTHER INCOME AND (EXPENSE):
    Interest income, net                                                 499,000            240,000            393,000
    Other income                                                         211,000            173,000            214,000
    Other expense                                                        (24,000)           (19,000)          (257,000)
    Minority interest benefit (expense)                                     --               60,000            (14,000)
                                                                    ------------       ------------       ------------
         Total other income                                              686,000            454,000            336,000
                                                                    ------------       ------------       ------------
INCOME FROM OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                                            998,000          1,386,000          3,806,000

    Provision for income taxes                                          (344,000)          (810,000)        (1,404,000)
                                                                    ------------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS                                        654,000            576,000          2,402,000
                                                                    ------------       ------------       ------------

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations,
      net of income tax benefit (provision)
      of $42,000 in 1999, and ($46,000) in 1998                             --              (70,000)            77,000
   Loss on disposal of assets, net of income
      tax benefit of $213,000                                               --             (358,000)              --
                                                                    ------------       ------------       ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                  --             (428,000)            77,000
                                                                    ------------       ------------       ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                        654,000            148,000          2,479,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    NET OF INCOME TAX PROVISION OF ($213,000)                            361,000               --                 --
                                                                    ------------       ------------       ------------
NET INCOME                                                             1,015,000            148,000          2,479,000

OTHER COMPREHENSIVE INCOME:
    Change in unrealized loss on available for sale securities              --                 --              206,000
                                                                    ------------       ------------       ------------
COMPREHENSIVE INCOME                                                $  1,015,000       $    148,000       $  2,685,000
                                                                    ============       ============       ============

INCOME PER SHARE:
    Basic:
         Income from continuing operations                          $        .17       $        .13       $        .52
         Income (loss) from discontinued operations                         --                 (.10)               .02
         Cumulative effect of change in accounting principle                 .10               --                 --
                                                                    ------------       ------------       ------------
         Net income                                                 $        .27       $        .03       $        .54
                                                                    ============       ============       ============
    Diluted:
         Income from continuing operations                                   .17       $        .13       $        .51
         Income (loss) from discontinued operations                         --                 (.10)               .02
         Cumulative effect of change in accounting principle                 .10               --                 --
                                                                    ------------       ------------       ------------
         Net income                                                 $        .27       $        .03       $        .53
                                                                    ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                              3,755,000          4,408,000          4,564,000
                                                                    ============       ============       ============
    Diluted                                                            3,784,000          4,452,000          4,658,000
                                                                    ============       ============       ============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998


                                                                                                       UNREALIZED
                                                                     ADDITIONAL                         LOSS ON           TOTAL
                                            COMMON STOCK              PAID-IN          RETAINED        MARKETABLE      SHAREHOLDERS'
                                      SHARES          AMOUNT          CAPITAL          EARNINGS        SECURITIES         EQUITY
                                     ---------     ------------     ------------     ------------      -----------     ------------
BALANCES as previously
  reported, July 1, 1997             4,651,073     $ 20,439,000     $    286,000     $  8,187,000     $   (206,000)    $ 28,706,000

RESTATEMENTS (Note 2)                     --               --               --           (872,000)            --           (872,000)
                                     ---------     ------------     ------------     ------------     ------------     ------------
BALANCES, as of July 1, 1997
  (as restated, Note 2)              4,651,073     $ 20,439,000     $    286,000     $  7,315,000     $   (206,000)    $ 27,834,000
  Stock options exercised               73,326          470,000             --               --               --            470,000
  Warrants exercised                    28,563          218,000             --               --               --            218,000
  Repurchase of common stock          (240,000)      (2,711,000)            --               --               --         (2,711,000)
  Stock option compensation               --               --            312,000             --               --            312,000
  Income tax benefit from
    stock options exercised               --               --            788,000             --               --            788,000
  Change in unrealized loss
    on securities available
    for sale                              --               --               --               --            206,000          206,000
  Net income                              --               --               --          2,479,000             --          2,479,000
                                     ---------     ------------     ------------     ------------     ------------     ------------
BALANCES, as of June 30, 1998
  (as restated, Note 2)              4,512,962       18,416,000        1,386,000        9,794,000             --         29,596,000
  Stock options exercised                9,340           61,000             --               --               --             61,000
  Warrants exercised                    22,250          145,000             --               --               --            145,000
  Repurchase of common stock          (287,000)      (2,267,000)            --               --               --         (2,267,000)
  Stock option compensation               --               --            339,000             --               --            339,000
  Net income                              --               --               --            148,000             --            148,000
                                     ---------     ------------     ------------     ------------     ------------     ------------
BALANCES, as of June 30, 1999        4,257,552       16,355,000         1,725,000        9,942,000             --         28,022,000
  (as restated, Note 2)
   Stock options exercised              12,833           32,000             --               --               --             32,000
   Repurchase of common stock         (810,000)      (3,279,000)            --               --               --         (3,279,000)
   Stock option compensation              --               --             26,000             --               --             26,000
   Cumulative effect of change
     in accounting principle              --               --           (574,000)            --               --           (574,000)
   Net income                             --               --               --          1,015,000             --          1,015,000
                                     ---------     ------------     ------------     ------------     ------------     ------------
BALANCES, June 30, 2000              3,460,385     $ 13,108,000     $  1,177,000     $ 10,957,000     $       --       $ 25,242,000
                                     =========     ============     ============     ============     ============     ============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------------------------
                                                                  2000               1999               1998
                                                              ------------       ------------       ------------
                                                                                  As Restated       As Restated
                                                                                    Note (2)          Note (2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  1,015,000       $    149,000       $  2,479,000
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                769,000            633,000            531,000
      Deferred taxes and other                                      62,000            (65,000)          (179,000)
      Provision for doubtful accounts                              199,000            120,000             53,000
      Income tax benefit from stock options exercised                 --                 --              788,000
      Gain/loss on disposal of assets                               (2,000)           365,000              4,000
      Permanent impairment of available for sale
        securities                                                    --                 --              206,000
      Stock option compensation                                     26,000            339,000            312,000
      Cumulative effect of change in accounting
        principle                                                 (574,000)              --                 --
      Changes in assets and liabilities, net of
        B&L Sportswear, Inc., acquisition:
          Accounts receivable                                      472,000          1,061,000           (825,000)
          Inventory                                              2,228,000          4,589,000         (6,460,000)
          Prepaid expenses                                        (416,000)            87,000            (30,000)
          Tax receivable                                           770,000               --               94,000
          Other assets                                             188,000         (1,048,000)           (22,000)
          Accounts payable                                          59,000           (336,000)          (469,000)
          Accrued commissions and other expenses                  (212,000)        (1,015,000)         1,074,000
          Minority interest                                           --              (60,000)            14,000
                                                              ------------       ------------       ------------
    Net cash provided by (used in) operating
      activities                                                 4,584,000          4,819,000         (2,430,000)
                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of B&L Sportswear, Inc., net of cash acquired              --                 --              (94,000)
  Purchase of fixed assets                                        (679,000)          (803,000)          (562,000)
  Maturities (purchases)of marketable securities                (1,967,000)         1,996,000           (677,000)
  Proceeds from the disposal of fixed assets                         4,000             25,000             18,000
                                                              ------------       ------------       ------------
    Net cash provided by (used in) investing activities         (2,642,000)         1,218,000         (1,315,000)
                                                              ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable                                           --              100,000               --
  Repayments on notes payable                                     (600,000)              --                 --
  Proceeds from exercised stock options and warrants                32,000            206,000            688,000
  Repurchase of common stock                                    (3,279,000)        (2,267,000)        (2,711,000)
                                                              ------------       ------------       ------------
    Net cash provided by (used in) financing activities         (3,847,000)        (1,961,000)        (2,023,000)
                                                              ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (1,905,000)         4,076,000         (5,768,000)

CASH AND CASH EQUIVALENTS, Beginning of year                     8,581,000          4,505,000         10,273,000
                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, End of year                        $  6,676,000       $  8,581,000       $  4,505,000
                                                              ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                                  $     28,000       $     51,000       $     28,000
                                                              ============       ============       ============
    Income taxes                                              $     13,000       $  1,165,000       $    994,000
                                                              ============       ============       ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS - Sport-Haley designs, markets, and contracts for the manufacture of quality men's and women's fashion golf apparel under the Haley-Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous and classic appearance. The Company's apparel is sold in the premium and mid-price market through a network of independent sales representatives and distributors to primarily golf professional shops, country clubs and resorts throughout the United States and internationally. The Company also sells to college, university, and corporate markets. The Company was organized as a Colorado corporation on January 1, 1991.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Sport-Haley, Inc. and its wholly-owned subsidiary, B&L Sportwear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated. The Company purchased 7%, 41%, and 52% of B&L Sportwear, Inc. during the years ended June 30, 2000, 1999, and 1998, respectively (see Note 8). Prior to Sport-Haley's obtaining a 100% interest in B&L, other shareholder's interest in B&L has been recorded as minority interest in the consolidated financial statements.

     During 1999, the minority interest basis in B&L was reduced to $-0- as a result of the minority interest in the losses of B&L. The Company recorded 100% of the losses of B&L subsequent to the minority interest basis in B&L reaching $-0-.

     MARKETABLE SECURITIES - Marketable securities consist of United States government and mortgage backed debt securities which mature within one year or less. The securities are classified as held to maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying value approximates the fair market value.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead. Generally, slow moving inventories are written down to market value during the period in which the impairment is identified.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets ranging from three to twelve years using the straight-line method of depreciation. Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon disposing of assets, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss, if any, is recognized in the year of the disposition.

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     REVENUE RECOGNITION - The Company recognizes revenue when risk and title on its products passes to the buyer. Generally, both risk and title pass to the Company's customers at date of shipment via common carrier.

     ADVERTISING - The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at June 30, 2000 and 1999. Advertising expense was $676,000, $526,000, and $607,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

     DEFERRED TAXES - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     CERTAIN RISKS AND CONCENTRATIONS - The Company's operations consist of the design, manufacture and wholesale distribution of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 2000 and 1999, the majority of the Company's receivables are from companies in the golfing industry. The Company maintains adequate allowance for potential credit losses and performs on-going credit evaluations.

     EXCESS COST OVER NET ASSETS ACQUIRED (GOODWILL) - Goodwill related to the purchase of B&L Sportswear, Inc. was being amortized on a straight-line basis over 10 years.

     STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate, to be cash equivalents.

     RECENT PRONOUNCEMENTS - In fiscal 1999, the Statement of Financial Accounting Standards (SFAS) Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective beginning July 1, 2000 for the Company. The Company does not currently utilize any derivative instruments covered by SFAS No. 133 nor does it hedge any transaction, therefore, no material financial statement impact is expected from the adoption of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth fiscal quarter of the Company's fiscal year ending year 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

     FINANCIAL INSTRUMENTS - The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income is defined as all changes in shareholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes income or loss from changes in certain assets and liabilities that are reported directly in equity such as the Company's unrealized loss on available for sale securities.

     EARNINGS PER SHARE - Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     STOCK-BASED COMPENSATION - As permitted under the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. In 1998 and 1999, the Company accounted for options issued to outside directors as a transaction with non-employees. In Fiscal 2000, the Company adopted the Financial Accounting Standards Board Interpretation No. 44 which requires that outside directors be considered employees for purposes of stock option accounting, if the Company is accounting for its employee stock-based compensation in accordance with APB 25. Interpretation No. 44 states that the effects of adopting the interpretation should be accounted for as a cumulative change in accounting principle.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Pro forma amounts (unaudited), as compared with actual results assuming the new accounting principle was applied during all periods presented, are as follows:


                                                       For the Years Ended June 30
                                             -------------------------------------------------
                                                 2000               1999              1998
                                             -------------      -----------      -------------
     Income before cumulative effect of
     change in accounting principle:
        As reported                          $     654,000      $   148,000      $   2,479,000
        Pro forma                                  654,000          274,000          2,605,000

     Net income:
        As reported                              1,015,000          148,000          2,479,000
        Pro forma                                  654,000          274,000          2,605,000

     Income before cumulative effect of
     change in accounting principle:
        As reported:
           Basic                                       .17              .03                .54
           Diluted                                     .17              .03                .53
        Pro forma:
           Basic                                       .17              .06                .57
           Diluted                                     .17              .06                .56

     Net income per share:
        As reported:
           Basic                                       .27              .03                .54
           Diluted                                     .27              .03                .53
        Pro forma:
           Basic                                       .17              .06                .57
           Diluted                                     .17              .06                .56


     RECLASSIFICATION - Certain prior amounts have been reclassified to conform with the year 2000 presentation.

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

     The Company has determined that its prior year financial statements require restatement. The restatement resulted from corrections related to accounting for work-in-process inventory, capitalization of certain

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     prepaid and fixed assets, the acquisition of the Company's wholly-owned subsidiary and the related minority interest in the subsidiary's loss, and certain losses relating to discontinued operations.

     The charge to retained earnings at July 1, 1997, related primarily to correcting amounts that were improperly categorized as prepaid expenses in the Company's financial statements previously issued for the fiscal years preceding July 1, 1997. If financial statements for the years ended June 30, 1996, and prior were restated, the cumulative effect of correcting the accounting for prepaid expenses and other items in those periods would resulted in a net reduction of income totaling $872,000. Because periods prior to July 1, 1997 are not presented, this adjustment is reflected as a charge to retained earnings as of the beginning of the periods presented.

     The following comparison of consolidated statements of income and comprehensive income for the years ended June 30, 1999, and 1998, and comparison of consolidated balance sheets as of June 30, 1999, present the effects resulting from restating the Company's financial statements for the aforementioned reasons.

     COMPARISON OF CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      FOR THE YEARS ENDED JUNE 30,
                                                  ---------------------------------------------------------------------
                                                                1999                                 1998
                                                  -------------------------------       -------------------------------
                                                      As                                     As
                                                  Previously              As             Previously             As
                                                   Reported            Restated           Reported           Restated
                                                  ------------       ------------       ------------       ------------
     NET SALES                                    $ 27,531,000       $ 27,541,000       $ 30,462,000       $ 30,449,000

         Cost of goods sold                         19,261,000         18,833,000         17,936,000         19,363,000
                                                  ------------       ------------       ------------       ------------
     GROSS PROFIT                                    8,270,000          8,708,000         12,526,000         11,086,000

     SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                      7,219,000          7,776,000          7,481,000          7,616,000
                                                  ------------       ------------       ------------       ------------
     INCOME FROM OPERATIONS                          1,051,000            932,000          5,045,000          3,470,000
                                                  ------------       ------------       ------------       ------------
     OTHER INCOME AND (EXPENSE):
         Interest income, net                          284,000            240,000            438,000            393,000
         Other income                                  174,000            173,000            181,000            214,000
         Other expense                                 (63,000)           (19,000)          (317,000)          (257,000)
         Minority interest benefit (expense)           251,000             60,000              6,000            (14,000)
                                                  ------------       ------------       ------------       ------------
              Total other income                       646,000            454,000            308,000            336,000
                                                  ------------       ------------       ------------       ------------
     INCOME FROM OPERATIONS BEFORE
        PROVISION FOR INCOME TAXES                   1,697,000          1,386,000          5,353,000          3,806,000

         Provision for income taxes                   (610,000)          (810,000)        (1,205,000)        (1,404,000)
                                                  ------------       ------------       ------------       ------------
     INCOME FROM CONTINUING OPERATIONS               1,087,000            576,000          4,148,000          2,402,000
                                                  ------------       ------------       ------------       ------------

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    FOR THE YEARS ENDED JUNE 30,
                                                  ------------------------------------------------------------------
                                                                1999                                 1998
                                                  -----------------------------       ------------------------------
                                                      As                                   As
                                                  Previously            As             Previously             As
                                                   Reported          Restated           Reported           Restated
                                                  -----------       -----------       -------------      -----------
     DISCONTINUED OPERATIONS:
        Income (loss) from discontinued
           operations, net of income tax
           benefit (provision)                        (72,000)          (70,000)            116,000           77,000
        Loss on disposal of assets, net of
              income tax benefit                     (200,000)         (358,000)               --               --
                                                  -----------       -----------       -------------      -----------
     INCOME (LOSS) FROM DISCONTINUED
        OPERATIONS                                   (272,000)         (428,000)            116,000           77,000
                                                  -----------       -----------       -------------      -----------
     NET INCOME                                       815,000           148,000           4,264,000        2,479,000

     OTHER COMPREHENSIVE INCOME:
        Change in unrealized loss on
           available for sale securities                 --                --                  --            206,000
                                                  -----------       -----------       -------------      -----------
     COMPREHENSIVE INCOME                         $   815,000       $   148,000       $   4,264,000      $ 2,685,000
                                                  ===========       ===========       =============      ===========

     INCOME PER SHARE:
        Basic:
           Income from continuing operations      $       .25       $       .13       $         .91      $       .52
           Income (loss) from discontinued
              operations                                 (.07)             (.10)                .02              .02
           Cumulative effect of change in
              accounting principle                       --                --                  --               --
                                                  -----------       -----------       -------------      -----------
           Net income                             $       .18       $       .03       $         .93      $       .54
                                                  ===========       ===========       =============      ===========
        Diluted:
           Income from continuing operations      $       .25       $       .13       $         .90      $       .51
           Income (loss) from discontinued
              operations                                 (.07)             (.10)                .03              .02
           Cumulative effect of change in
              accounting principle                       --                --                  --               --
                                                  -----------       -----------       -------------      -----------
              Net income                          $       .18       $       .03       $         .93      $       .53
                                                  ===========       ===========       =============      ===========
        WEIGHTED AVERAGE SHARES
           OUTSTANDING:
              Basic                                 4,408,000         4,408,000           4,564,000        4,564,000
                                                  ===========       ===========       =============      ===========
              Diluted                               4,408,000         4,452,000           4,593,000        4,658,000
                                                  ===========       ===========       =============      ===========


                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    COMPARISON OF CONSOLIDATED BALANCE SHEETS

                                                June 30, 1999
                                                -------------
                                                     As
                                                 Previously             As
                                                  Reported           Restated
                                                ------------       ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $  8,581,000       $  8,581,000
   Marketable securities                               1,000               --
   Accounts receivable                             5,671,000          5,466,000
   Inventories                                    13,283,000         11,887,000
   Prepaid expenses and other                      1,584,000            253,000
   Current tax receivable                               --              770,000
   Deferred taxes                                    125,000            145,000
                                                ------------       ------------
         Total current assets                     29,245,000         27,102,000

PROPERTY AND EQUIPMENT, net                        2,468,000          2,456,000

NET ASSETS OF DISCONTINUED OPERATIONS                306,000             46,000

GOODWILL                                              84,000             84,000

DEFERRED TAXES                                        51,000            162,000

OTHER ASSETS                                         313,000            305,000
                                                ------------       ------------
TOTAL ASSETS                                    $ 32,467,000       $ 30,155,000
                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                               $    600,000       $    600,000
   Accounts payable                                  788,000            789,000
   Accrued commissions                               434,000            434,000
   Accrued payroll                                   169,000            169,000
   Accrued other                                     167,000            141,000
                                                ------------       ------------
         Total current liabilities                 2,158,000          2,133,000
                                                ------------       ------------
MINORITY INTEREST                                   (191,000)              --
                                                ------------       ------------
SHAREHOLDERS' EQUITY:
Preferred stock                                         --                 --
Common stock                                      16,355,000         16,355,000
   Additional paid-in capital                        879,000          1,725,000
   Retained earnings                              13,266,000          9,942,000
                                                ------------       ------------
         Total shareholders' equity               30,500,000         28,022,000
                                                ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 32,467,000       $ 30,155,000
                                                ============       ============


                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of the Company's financial instruments are as follows:

                                              2000                              1999
                                    --------------------------      --------------------------
                                     Carrying          Fair          Carrying          Fair
                                      Amount           Value          Amount           Value
                                    ----------      ----------      ----------      ----------
     Cash and cash equivalents      $6,676,000      $6,676,000      $8,581,000      $8,581,000
     Marketable securities           1,967,000       1,967,000            --              --


     The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

4.   CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist of the following at June 30:

                                                                          2000             1999
                                                                        ----------      ----------
     Cash in banks                                                      $1,583,000      $3,620,000
     Short-term securities with maturities of three months or less       5,093,000       4,961,000
                                                                        ----------      ----------
                                                                        $6,676,000      $8,581,000
                                                                        ==========      ==========

5.   INVENTORIES:

     Inventories consist of the following at June 30:

                                 2000              1999
                              -----------      -----------
     Component inventory      $ 4,087,000      $ 4,028,000
     Finished goods             5,572,000        7,859,000
                              -----------      -----------
                              $ 9,659,000      $11,887,000
                              ===========      ===========

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost and are comprised of the following at June 30:

                                                             2000              1999
                                                         -----------       -----------
     Plant equipment                                     $ 2,060,000       $ 1,703,000
     Leasehold improvements                                  416,000           416,000
     Furniture, fixtures and computer equipment            1,957,000         1,720,000
     Other                                                   119,000           119,000
                                                         -----------       -----------
                                                           4,552,000         3,958,000
     Less accumulated depreciation and amortization       (2,188,000)       (1,502,000)
                                                         -----------       -----------
                                                         $ 2,364,000       $ 2,456,000
                                                         ===========       ===========

     The 1999 amounts disclosed above, do not include $46,000 in net assets of discontinued operations. All such assets were disposed of during 2000.

     Depreciation and amortization expense at June 30, 2000, 1999, and 1998 was $761,000, $625,000, and $531,000, respectively.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LINE-OF-CREDIT AGREEMENT:

     The Company has two separate revolving line-of-credit agreements with the same bank. These revolving line-of-credit agreements, which have been renewed through November 5, 2000, provide for interest at 1/2% below the bank's prime rate. One agreement provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of the Company's assets. The other agreement provides for a maximum loan amount of $1.0 million to Sport-Haley's subsidiary secured by a lien on substantially all of the subsidiary's assets and guaranteed by Sport-Haley, Inc. The Company generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Company has a balance due of $-0- and $600,000 on its lines of credit at June 30, 2000 and 1999, respectively.

     At June 30, 2000, the Company had letters of credit outstanding totaling $594,000, which reduces the amount available for borrowing under the lines.

8.   ACQUISITION:

     On March 27, 1998, the Company closed on its purchase of 52% of the outstanding shares of capital stock of B&L Sportswear, Inc. ("B&L"). The acquisition was completed pursuant to the terms of a stock purchase agreement. The Company paid $165,000 in cash to acquire its 52% ownership interest of B&L. Effective July 1, 1999, the Company increased its ownership in B&L to a 93% interest by exchanging $290,000 of debt owed by B&L to Sport-Haley for additional equity in B&L. During fiscal 2000, the Company purchased the remaining 7% of the outstanding shares of capital stock of B&L for cash of $23,500 and by exchanging $250,000 of debt owed by B&L to Sport-Haley for additional equity in B&L. These transactions were accounted for using the purchase method and resulted in approximately $93,000 of goodwill, representing the excess of purchase price over the fair value of net assets acquired. The operations of B&L have been included in the consolidated financial statements since the Company's purchase of its 52% interest in B&L. The Company and certain of the prior B&L shareholders entered into a buy-sell agreement restricting transfer of their shares of B&L and granted the other party a right of first refusal upon the occurrence of certain events. Additionally, these prior shareholders of B&L have an option to purchase; (i) all of the shares of common stock of B&L owned by Sport-Haley at the per share price paid for by Sport-Haley and/or, (ii) newly issued shares of common stock of B&L at $5.00 per share up to 48% of the issued and outstanding shares of common stock after the purchase.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES:

     The difference between the U.S. Federal statutory rate and the Company's effective rate is as follows at June 30:


                                                         2000              1999             1998
                                                     -----------       -----------       -----------
     U.S. Federal statutory rate                     $   584,000       $   239,000       $ 1,336,000
     State income taxes                                   58,000            61,000            87,000
     Change in deferred tax valuation allowance          (88,000)          138,000            31,000
     Equity interest in loss of subsidiary not
         consolidated for tax purposes                      --             157,000             3,000
     Tax-exempt interest                                    --              (4,000)          (17,000)
     Other                                                 3,000           (36,000)           10,000
                                                     -----------       -----------       -----------
     Total tax (current and deferred)                $   557,000       $   555,000       $ 1,450,000
                                                     ===========       ===========       ===========

     The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

                                                            2000                          1999
                                                  ------------------------       ------------------------
                                                   Current       Long-Term        Current       Long-Term
                                                  ---------      ---------       ---------      ---------
     Deferred tax liability                       $    --        $(105,000)      $    --        $(196,000)
     Deferred tax asset                             113,000        308,000         145,000        527,000
                                                  ---------      ---------       ---------      ---------
     Net deferred tax asset before valuation
         allowance                                  113,000        203,000         145,000        331,000

             Valuation allowance                       --             --              --         (169,000)
                                                  ---------      ---------       ---------      ---------

                                                  $ 113,000      $ 203,000       $ 145,000      $ 162,000
                                                  =========      =========       =========      =========

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of income tax expense benefits are as follows at June 30:

                      2000           1999            1998
                   ---------      ---------       ----------
     Federal       $ 441,000      $ 558,000       $1,558,000
     State            54,000         62,000           89,000
     Deferred         62,000        (65,000)        (197,000)
                   ---------      ---------       ----------
                   $ 557,000      $ 555,000       $1,450,000
                   =========      =========       ==========


     The tax benefits associated with the exercise of non-qualified options in 1998 reduced the taxes currently payable at June 30, 1998 by $788,000.

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

                                                        2000                                             1999
                                       ---------------------------------------       ----------------------------------------
                                        Temporary                                    Temporary
                                       Difference      Current       Long-Term       Difference       Current       Long-Term
                                       ----------     ---------      ---------       ----------      ---------      ---------
     Allowance for doubtful
         accounts                      $  62,000      $  23,000      $    --          $87,0000       $  32,000      $    --
     Reserve for sales returns            68,000         25,000           --            96,000          36,000           --
     Prepaid expenses                    112,000         42,000           --           150,000          56,000           --
     Accrued vacation                     62,000         23,000           --            54,000          21,000           --
     Accumulated depreciation            166,000           --          (72,000)        437,000            --         (163,000)
     Stock option                         49,000           --           18,000         637,000            --          238,000
     Unrealized loss on                  234,000           --           87,000         234,000            --           87,000
         investment
     B&L net operating losses            545,000           --          203,000         545,000            --          202,000
     B&L accumulated
        depreciation                      90,000           --          (33,000)         90,000            --         (33,0000)
                                       ---------      ---------      ---------        --------       ---------      ---------
     Net deferred tax asset
       before valuation allowance                       113,000        203,000                         145,000        331,000
     Valuation allowance                                   --             --                              --         (169,000)
                                                      ---------      ---------                       ---------      ---------
                                                      $ 113,000      $ 203,000                       $ 145,000      $ 162,000
                                                      =========      =========                       =========      =========

     At June 30, 2000, B&L has a net operating loss carryforward of approximately $545,000 which can only be utilized by B&L on a stand-alone basis. A substantial amount of the B&L net operating loss may be subject to limitation as a result of a change in ownership.

     Effective July 1, 1999, Sport-Haley acquired in excess of 80% ownership in B&L and as such, consolidated B&L for tax purposes in fiscal 2000. Deferred tax assets of B&L resulting from operations of B&L prior to its consolidation for tax purposes have a 100% valuation allowance at June 30, 1999 resulting from the inability to predict sufficient B&L future taxable income to utilize the assets. During fiscal 2000, Sport-Haley obtained 100% control of B&L. As a result of the ability to include B&L in its consolidated tax return, the Company believes it is more likely than not that it can utilize the net operating loss of B&L. As a result, the valuation allowance relating to B&L has been reduced to $0, with $81,000 of the reduction allocated to reduce goodwill associated with the B&L acquisition. The valuation allowance for fiscal 2000, 1999, and 1998 (decrease) increased $(169,000), $138,000, and $31,000, respectively.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  OPERATING LEASES:

     The Company leases its corporate offices, production and warehouse facilities under an operating lease, which expires in October 2001.

     During March 1995, the Company entered into a lease for a factory outlet store located in Laughlin, Nevada. The facility is leased for a term of seven years.

     In April 1998, B&L entered into a lease for its operating facilities with the minority shareholders of B&L. The leased facility has an initial term of 10 years and may be extended for two additional five-year periods following the initial term.

     Rent expense for the years ended June 30, 2000, 1999, and 1998 was $321,000, $312,000, and $255,000, respectively, of which $65,000, $65,000, and $16,000 pertained to the B&L lease.

     The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2000 are as follows:

     Years Ending
       June 30,                              Amount
     -----------                           ----------
        2001                               $ 290,000
        2002                                 166,000
        2003                                  65,000
        2004                                  65,000
        2005                                  65,000
     Thereafter                              179,000
                                           ---------
                                           $ 830,000
                                           =========

11.  COMMITMENTS AND CONTINGENCIES:

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

     As discussed in Note 2 to the financial statements, the Company has restated previously issued financial statements. The Company's counsel has advised it that such restatement may lead to claims or

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     assessments from various parties. No such claim has yet been asserted. The Company cannot make an estimate of any possible losses from any unasserted claims.

     EMPLOYMENT AGREEMENTS - The Company has entered into several employment and non-compete agreements with officers and key employees of the Company. Except for the chief executive officer's (CEO) employment and non-compete agreement, the remaining agreements are subject to automatic one-year extensions. The CEO's agreement is a three-year employment and non-compete agreement so long as the executive is CEO or Chairman of the Board, subject to automatic one-year extensions. Employment and non-compete agreements provide for minimum salary levels totaling $765,000 per year excluding bonuses, as well as severance payments upon termination of employment without cause.

12.  SHAREHOLDERS' EQUITY:

     REPURCHASE OF COMMON STOCK - The Company's Board of Directors authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be canceled and returned to the status of authorized but unissued common stock. Through June 30, 2000, the Company has repurchased a total of 1,497,000 shares of its common stock at a cost of approximately $10,248,000.

     PREFERRED STOCK - Articles of Incorporation of the Company authorize issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2000, the Company had no preferred stock issued or outstanding.

     COMMON STOCK OPTIONS - In March 1993, the Company adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock for issuance pursuant to the Plan. In January 1995, February 1997, and February 1998, the shareholders approved increasing the number of shares reserved for issuance under the Plan to 1,350,000 shares. In calendar 1999, the Board of Directors approved increasing the number of shares reserved for issuance under the Plan by 350,000. As a result of the Board electing not to obtain shareholder approval, all options granted as a result of the 1999 increase will be granted as non-qualified options. Under the Plan, the Company may grant options to purchase common stock to employees, directors and consultants of the Company and any subsidiary thereof. Generally, the options vest over three years, are granted at fair market value on the date of grant, expire 10 years from that date, are non-transferrable and cannot be exercised for a period of six months from the date granted. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determines the optionees, number of options granted and exercise periods.

     At June 30, 2000, the Company has outstanding options to purchase 547,881 shares of common stock at prices ranging from $2.50 to $14.25 with expiration dates between fiscal 2003 and fiscal 2010. During

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     fiscal years 2000, 1999, and 1998, option holders exercised and purchased 12,833, 9,340, and 73,326 shares of the Company's common stock and the Company realized gross proceeds of approximately $32,000, $61,000, and $470,000, respectively.

     During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market prices of the Company's common stock.

     The activity under the Company's Plan is set forth below:

                                                             Employee Options Outstanding
                                                   ------------------------------------------------
                                                                                   Weighted Average
                                                   Number of           Range        Exercise Price
                                                    Options          Per Share        Per Share
                                                   --------       --------------   ----------------
     BALANCES, July 1, 1997                         175,000       $ 6.50 - 14.25      $ 11.54
        Options granted                             149,500         9.25 - 10.63        10.42
        Options canceled                            (30,000)        6.50 - 14.25         9.08
        Options exercised                           (35,000)            6.50             6.50
                                                   --------
     BALANCES, June 30, 1998                        259,500         9.25 - 14.25        11.86
        Options granted                              20,000             8.50             8.50
        Options canceled                            (37,500)       10.63 - 12.75        11.05
        Options canceled related to repricing      (194,500)       10.25 - 14.25        12.34
        Options issued related to repricing         194,501             8.63             8.63
                                                   --------
     BALANCES, June 30, 1999                        242,001         8.50 - 10.63         8.73
        Options granted                             166,000             3.00             3.00
        Options canceled                             (7,500)            8.63             8.63
                                                   --------
     BALANCES, June 30, 2000                        400,501       $ 3.00 - 10.63      $  6.36
                                                   ========       ==============      =======

Employees options vest as follows:

                                                      Weighted
                                                      Average
                                        Number of     Exercise
     Amounts vested at:                  Options       Price
     ------------------                 ---------     --------
     June 30, 2000                       216,334      $   8.31
     June 30, 2001                        73,500          3.48
     June 30, 2002                        55,334          2.79
     June 30, 2003                        55,333          3.03
                                         -------
                                         400,501      $   6.36
                                         =======      ========

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Non-Employee Options Outstanding
                                                   ----------------------------------------------
                                                                                Weighted Average
                                                   Number of         Range      Exercise Price
                                                    Options        Per Share       Per Share
                                                   ---------    --------------  --------------
     BALANCES, July 1, 1997                         192,553     $ 2.50 - 12.13      $ 8.56
        Options granted                              12,500       6.50 - 10.63        8.98
        Options canceled                             (4,229)      5.88 - 7.75         7.56
        Options exercised                           (38,326)      2.50 - 7.75         6.33
                                                   --------
     BALANCES, June 30, 1998                        162,498       2.50 - 12.13        9.15
        Options granted                               9,000           9.78            9.78
        Options canceled                             (1,945)          7.75            7.75
        Options canceled related to repricing       (87,500)     10.63 - 12.13       12.00
        Options issued related to repricing          87,500           8.63            8.63
        Options exercised                            (9,340)      2.50 - 7.50         6.49
                                                   --------
     BALANCES, June 30, 1999                        160,213       2.50 - 9.78         7.52
        Options exercised                           (12,833)          2.50            2.50
                                                   --------
     BALANCES, June 30, 2000                        147,380      $ 2.50 - 9.78      $ 7.95
                                                   ========      =============      ======

     All non-employee options are fully vested at June 30, 2000. Included in the Company's net income for the year ended June 30, 2000, 1999, and 1998 are charges of approximately $26,000, $339,000, and $312,000, respectively, which are a result of applying the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to non-employees. $574,000 of previously recognized SFAS No. 123 expense was reversed in fiscal 2000

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     as a result of accounting for stock options issued to outside directors under APB Opinion 25, instead of SFAS No. 123.

     The weighted average fair value of options granted during fiscal 2000, 1999, and 1998 was $2.71, $5.98, and $6.72 per share, respectively. All options granted in 2000 had exercise prices below the market price of the Company's stock on the date of grant. In 1999 and 1998, all options were granted at an exercise price that equaled the market price.

     The Company adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES for all issuances stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for stock options granted to employees under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                            2000               1999               1998
                                                        -------------      -----------       -------------
     Net income - as reported                           $   1,015,000      $   148,000       $   2,479,000
     Net income - pro forma                                   731,000         (197,000)          2,269,000
     Earnings per share - as reported:
        Basic                                           $         .27      $       .03       $         .54
        Diluted                                                   .27              .03                 .53
     Earnings per share - pro forma:
        Basic                                           $         .19      $      (.04)      $         .50
        Diluted                                                   .19             (.04)                .49

     The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest                 $5.5% - 6.5%
     Expected life                        10 years
     Expected volatility                 32% - 42%
     Expected dividend                      $-0-

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

     If not exercised earlier, options outstanding as of June 30, 2000 will expire as follows:


                                Employees                               Non-Employees
                   ------------------------------------      ------------------------------------
                                 Weighted                                  Weighted
                                  Average      Range of                     Average     Range of
                   Number of     Exercise      Exercise      Number of     Exercise     Exercise
                    Options        Price         Price        Options        Price        Price
                   ---------     --------      --------      ---------     --------     --------
     2003             --         $  --       $    --             1,760      $ 2.50     $   2.50
     2004             --            --            --            12,250        2.50         2.50
     2005             --            --            --            21,870        7.75         7.75
     2006           17,500         8.63          8.63           10,000        9.25         9.25
     2007           77,500         8.63          8.63           85,000        8.50      6.50-8.63
     2008          119,501         8.86       8.63-10.63        16,500        9.26      8.63-9.78
     2009           20,000         8.50          8.50             --           --           --
     2010          166,000         3.00          3.00             --           --           --

13.  NET INCOME PER SHARE:

     In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. The only items offsetting the denominator were the effects of stock options, which increased the basic weighted average shares by 29,000, 44,000, and 93,000 in 2000, 1999, and 1998, respectively. These additional dilutive securities had no effect on 2000 or 1999 earnings per share and caused a decrease of .02 on earnings per share in 1998.

     The diluted weighted average shares outstanding computation excludes 518,000, 358,000, and 329,000 options in 2000, 1999, and 1998, respectively, because inclusion of such options would be anti-dilutive.


14.  RETIREMENT PLAN:

     In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     contributions by the Company of $0.25 on the dollar for employee contributions on the first 5% of the employee annual compensation. For the years ended June 30, 2000, 1999, and 1998, the Company contributed $15,000, $14,000, and $14,000, respectively, to the 401(k) Plan on behalf of Company employees.

15.  SEGMENT INFORMATION:

     The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective May 1, 1998. Reportable segments are based on products and services, geography, legal structure, management structure, and any other method in which management disaggregates a company. Based on the management approach model, the Company has determined its business operations are classified into two principal reporting segments. Separate management of each segment is required because each business unit is subject to different marketing, sales, and implementation strategies.

     Reportable Segment 1, the Company's apparel segment, derives its revenues from the sales of men's and women's golfing apparel. Segment 2, the Company's discontinued headwear segment, derived its revenues from sales of men's and women's headgear (see Note 16). The headwear segment did not meet the separate disclosure criteria pursuant to SFAS No. 131.

16.  DISCONTINUED OPERATIONS:

     On May 28, 1999, the Company adopted a formal plan to discontinue its headwear product line and cease headwear production operations. The assets of the headwear segment to be sold consisted primarily of inventory and property and equipment.

     The Company's headwear operations incurred an operating loss of approximately $113,000 in fiscal 1999 and recognized a $479,000 write-down to finished goods inventories and fixed assets. Net sales of the headwear segment for fiscal years 1999 and 1998 were $420,000 and $837,000, respectively. These amounts are not included in net sales in the accompanying income statements.

                                   SCHEDULE II

                                SPORT-HALEY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A            COLUMN B            COLUMN C          COLUMN D           COLUMN E
                    ------------         ----------          ----------        ----------          ---------
                                        ADDITIONS
                    ---------------------------------------------------
                                         Charged to
                     Balance at           Revenues,          Charged to                             Balance
                    Beginning of          Costs and            Other                                at End
                       Period             Expenses            Accounts         Deductions          of Period
                    ------------         ----------          ----------        ----------          ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
June 30,
1998                $ 71,000             $ 53,000             $  --           $  31,000  (1)       $155,000
1999                $155,000             $120,000             $  --           $(188,000) (1)       $ 87,000
2000                $ 87,000             $199,000             $  --           $(224,000) (1)       $ 62,000

ALLOWANCE FOR SALES RETURN
June 30,
1998                $ 67,000             $943,000             $  --           $(903,000) (2)       $107,000
1999                $107,000             $917,000             $  --           $(928,000) (2)       $ 96,000
2000                $ 96,000             $670,000             $  --           $(698,000) (2)       $ 68,000


-------------------

(1) WRITEOFF OF UNCOLLECTIBLE ACCOUNTS, NET OF RECOVERIES OF PREVIOUSLY WRITTEN-OFF UNCOLLECTIBLE ACCOUNTS.

(2)  ACTUAL SALES RETURN.