Form 10-Q
period 2000-09-30
SPORT HALEY INC
filed 2000-11-29
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                                 (303) 320-8800
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days: Yes X   No
                                                                      ---    ---

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                            OUTSTANDING AT NOVEMBER 22, 2000
     COMMON STOCK, NO PAR VALUE                           3,460,385


     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                                TABLE OF CONTENTS


                                                                                PAGE
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS                                         3

             CONSOLIDATED STATEMENTS OF INCOME                                   4

             CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10

PART II - OTHER INFORMATION                                                     15

SIGNATURES                                                                      16


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,       JUNE 30,
                                                            2000             2000
                                                        -------------       --------
                                                        (UNAUDITED)           (***)
Current assets:
   Cash and cash equivalents                               $ 4,374         $ 6,676
   Marketable securities                                     3,971           1,967
   Accounts receivable, net of allowances of
      $140 and $130, respectively                            4,687           4,795
   Inventories                                              10,862           9,659
   Other current assets                                        860             669
   Deferred taxes                                              113             113
                                                           -------         -------
      Total current assets                                  24,867          23,879
Property and equipment, net                                  2,215           2,364
Deferred taxes                                                 186             203
Other assets                                                   176             176
                                                           -------         -------
                                                           $27,444         $26,622
                                                           =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   744         $   848
   Accrued commissions and other expenses                    1,399             532
                                                           -------         -------
      Total current liabilities                              2,143           1,380
                                                           -------         -------
Shareholders' equity:
   Preferred stock, no par value; 1,500,000 shares
      authorized; none issued and outstanding                 --              --
   Common stock, no par value; 15,000,000 shares
      authorized; 3,460,385 shares issued and
      outstanding                                           13,108          13,108
   Additional paid-in capital                                1,182           1,177
   Retained earnings                                        11,011          10,957
                                                           -------         -------
      Total shareholders' equity                            25,301          25,242
                                                           -------         -------
                                                           $27,444         $26,622
                                                           =======         =======

***: Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                      2000             1999
                                                  -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)
Net sales                                           $ 5,863          $ 5,236
Cost of goods sold                                    4,045            3,478
                                                    -------          -------
Gross profit                                          1,818            1,758
Selling, general and administrative expense           1,944            1,645
                                                    -------          -------
Income (loss) from operations                          (126)             113
Other income, net                                       213              210
                                                    -------          -------
Income before income taxes                               87              323
Provision for income taxes                              (34)            (119)
                                                    -------          -------
Net income                                          $    53          $   204
                                                    =======          =======
Basic and diluted earnings per common share         $  0.02          $  0.05
                                                    =======          =======


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      -----------      -----------
                                                                      (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    53          $   204

Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                        192              140
      Deferred taxes and other                                              17              (16)
      Allowance for doubtful accounts                                       41              134
      Stock option compensation                                              5               49

Cash provided (used) due to changes in assets and liabilities:
   Accounts receivable                                                      68            1,175
   Inventory                                                            (1,203)             252
   Other assets                                                           (191)            (539)
   Current tax receivable                                                 --                770
   Accounts payable                                                       (104)            (414)
   Accrued commissions and other expenses                                  867              306
                                                                       -------          -------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (255)           2,061
                                                                       -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                (43)             (91)
   Sale of fixed assets                                                   --                 32
   Purchases of held to maturity investments                            (2,004)            --
                                                                       -------          -------
      NET CASH USED BY INVESTING ACTIVITIES                             (2,047)             (59)
                                                                       -------          -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ----------------------------
                                                               2000            1999
                                                           -----------      -----------
                                                           (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                $  --            $(1,707)
                                                             -------          -------
      NET CASH USED BY FINANCING ACTIVITIES                     --             (1,707)
                                                             -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (2,302)             295

CASH AND CASH EQUIVALENTS, BEGINNING                           6,676            8,581
                                                             -------          -------
CASH AND CASH EQUIVALENTS, ENDING                            $ 4,374          $ 8,876
                                                             =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                           $   248          $  --
                                                             =======          =======
      Interest                                               $  --            $    12
                                                             =======          =======


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 2000, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

NOTE 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company has determined that its prior year financial statements required restatement. The restatement resulted from corrections related to accounting for work-in-progress inventory, capitalization of certain prepaid and fixed assets, the acquisition of the Company's wholly-owned subsidiary and the related minority interest in the subsidiary's loss, certain losses relating to discontinued operations and the income tax benefit from stock options exercised.

     The following comparison of consolidated statements of income for the three months ended September 30, 1999 present the effects resulting from restating the Company's financial statements for the aforementioned reasons.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 -----------------------------
                                                 AS PREVIOUSLY         AS
                                                    REPORTED        RESTATED
                                                     1999             1999
                                                 -------------     -----------
                                                  (UNAUDITED)      (UNAUDITED)
Net sales                                           $ 5,208          $ 5,236
Cost of goods sold                                    3,556            3,478
                                                    -------          -------
Gross profit                                          1,652            1,758
Selling, general and administrative expense           1,545            1,645
                                                    -------          -------
Income (loss) from operations                           107              113
Other income, net                                        34              210
                                                    -------          -------
Income before income taxes and
   minority interest                                    141              323
Minority interest                                         3             --
Provision for income taxes                              (55)            (119)
                                                    -------          -------
Net income                                          $    89          $   204
                                                    =======          =======
Basic and diluted earnings per common share         $  0.02          $  0.05
                                                    =======          =======

NOTE 3 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income per common share:

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      --------------------------------------------
                                         NET            WEIGHTED
                                        INCOME       AVERAGE SHARES      PER SHARE
                                      ---------      --------------      ---------
EARNINGS PER COMMON SHARE

Basic earnings per share              $  53,000         3,460,385         $   .02

Effect of dilutive securities
   options                                 --              35,291            --
                                      ---------         ---------         -------
Diluted earnings per share            $  53,000         3,495,676         $   .02
                                      =========         =========         =======


                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------
                                         NET            WEIGHTED
                                        INCOME       AVERAGE SHARES      PER SHARE
                                      ---------      --------------      ---------
EARNINGS PER COMMON SHARE

Basic earnings per share              $ 204,000         3,939,954         $   .05

Effect of dilutive securities
   options and warrants                    --              16,004            --
                                      ---------         ---------         -------
Diluted earnings per share            $ 204,000         3,955,958         $   .05
                                      =========         =========         =======


                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains certain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; and other risks or uncertainties detailed in other Securities and Exchange Commission filings made by Sport-Haley. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position of Sport-Haley could differ materially from those expressed in, or implied by, such forward-looking statements.

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at September 30, 2000 was approximately $22.7 million and was approximately $22.5 million at June 30, 2000.

Cash and cash equivalents plus marketable securities decreased since June 30, 2000 by approximately $298,000. Net accounts receivable decreased by approximately $108,000 to $4.7 million from approximately $4.8 million. Due to the combination of many factors, during the fiscal quarter ended September 30, 2000, operating activities used cash of approximately $255,000.

Since June 30, 2000, inventories increased by approximately $1.2 million to approximately $10.9 million from approximately $9.7 million. The increase in inventories was due to draws on letters of credit for finished goods purchases from foreign suppliers and management's efforts to maximize the initial fill rates for Spring 2001 customer orders scheduled to ship in early November 2000. The increase also represents a change in the Company's business relating to purchases of finished goods inventories. Prior to June 30, 2000, the Company manufactured and purchased finished goods primarily by utilizing domestic suppliers. Since June 30, 2000, the Company has begun to purchase a significantly larger percentage of finished goods from foreign suppliers. Because the Company may receive a substantial portion of an entire selling season's finished goods inventory for a particular item or items all in one shipment from a foreign supplier, the Company's increased reliance on foreign suppliers increases the risk that the Company's revenues might be adversely affected if a foreign shipment were late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its domestic and foreign suppliers. However, the Company's increased reliance upon foreign suppliers also increases the risk that the Company would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other current assets increased by approximately $191,000 since June 30, 2000 to approximately $860,000. The change was due primarily to an increase in prepaid income taxes during the three months ended September 30, 2000.

For the three months ended September 30, 2000, the Company spent approximately $43,000 for the purchase of property and equipment, and approximately $192,000 in depreciation and amortization was charged to current operations. During the same three-month period, investing activities used cash of approximately $2.0 million, primarily due to the purchases of held-to-maturity federal government securities.

Accounts payable and accrued expenses increased by approximately $763,000 since June 30, 2000. The increase was primarily related to finished goods inventory purchases. Accrued income taxes decreased by approximately $33,000 since June 30, 2000.

Total shareholders' equity increased by approximately $58,000 for the fiscal quarter. The increase was primarily the result of net income for the same period. Book value per share increase by approximately $.02 to $7.31 per share at September 30, 2000 as compared with $7.29 per share at June 30, 2000.

RECENT DEVELOPMENTS

In July 2000, as previously reported, the Company's Audit Committee recommended that the Company's prior independent auditors be discharged and that the Company retain a new independent public accountant to audit the Company's financial statements for the year ended June 30, 2000. As a result of a review initiated by senior management and conducted prior to completion of the audit process for the Company's 2000 fiscal year, information was developed that indicated certain accounting errors might exist in prior years' financial statements that, when corrected, would result in a material impact on the results of operations for the 2000 fiscal year and certain prior periods. At the conclusion of the review, the Company determined that the financial statements for the years ended June 30, 1999 and 1998 required restatement due to accounting errors. The errors consisted primarily of the following: (i) incorrect recording, classification and valuation of inventory work in process; (ii) incorrect recording of certain prepaid and fixed assets; (iii) incorrect accounting for the acquisition of the Company's wholly-owned subsidiary (the "Subsidiary") and the related minority interest in the loss of the Subsidiary; (iv) incorrect recording of certain losses relating to discontinued operations; and, (v) the income tax benefit from stock options exercised. See Note 2 to the consolidated financial statements.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company retained a new independent accounting firm shortly after June 30, 2000. The Company engaged the new accounting firm to re-audit the previously issued financial statements for the years ended June 30, 1999 and 1998, which the Company restated. The Audit Committee of the Company retained an independent consultant to assist it in evaluating the restatements that were necessary in order that the Company's financial statements, as restated and taken as a whole, presented fairly in all material respects the Company's financial position, results of operations and cash flows for the fiscal years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. The Audit Committee does not believe that the errors that have been identified by the Company constitute irregularities. As a result of recommendations made by the audit committee and the Company's senior management, and concurred in by the independent consultant, the Company has taken appropriate action to ensure that these errors do not reoccur in the future.

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the period ended September 30, 1999 is set forth in the notes to the financial statements accompanying this quarterly report (Note 2).

The restatements described above may lead to litigation against the Company. There is no litigation currently pending or threatened against the Company concerning the restatements. However, if such litigation is initiated, it could have a material adverse impact on the Company's income from continuing operations.

None of the quarterly filings for fiscal years 2000, 1999 or 1998 have been restated to give effect to these adjustments. The Company expects to restate material quarterly financial information for the prior reporting periods of fiscal 2000, 1999 and 1998.

As previously reported, on October 16, 2000, The Nasdaq Stock Market(R) ("Nasdaq"), halted trading in the securities of the Company and requested additional information from the Company. Nasdaq has advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq has advised the Company that the trading halt will continue until the Company complies with Nasdaq's request for additional information, which the Company has provided. Nasdaq has further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company appeared at a hearing before the Nasdaq Listing Qualifications Panel on November 10, 2000 in order to address the proposed de-listing of the Company's securities. While the Company believes that its positions concerning observance of Nasdaq listing requirements are meritorious, the Nasdaq Panel has not issued its decision.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company was advised in a letter dated November 7, 2000 that the Securities and Exchange Commission is conducting an informal inquiry into matters concerning the Company. The Securities and Exchange Commission has made an informal request that the Company voluntarily produce certain documents. The Company has provided some of the requested documents and is in the process of producing the remainder of the requested documents.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first quarter ended September 30, 2000, were approximately $5.9 million, an increase of approximately $627,000, or 12%, from net sales of $5.2 million for the same quarter in the prior fiscal year. The increase in net sales was primarily due to increased bookings for the Fall 2000 season.

The Company's gross profit, as a percentage of net sales, was 31% for the quarter ended September 30, 2000, and 33% for the same quarter in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including: (i) differences between the quarters in the compositions of apparel sold in the disposals of excess prior seasons' inventories at reduced sales prices; and, (ii) reduced billings for freight and handling charges related to late shipments to customers of the Fall 2000 season's merchandise during the three-months ended September 30, 2000.

Selling, general and administrative expenses increased by approximately $299,000, or 18%, to approximately $1.9 million for the fiscal quarter ended September 30, 2000, from $1.6 million for the same quarter in the prior fiscal year. The increase was primarily attributable to commissions paid to independent sales representatives on higher sales volume, increased advertising expenditures, and higher general and administrative expenditures with respect to audit fees, travel, and employee health insurance premiums. Selling, general and administrative expenditures were approximately 33% and 31% of net sales for the quarters ended September 30, 2000 and 1999, respectively.

Income before provision for income taxes decreased by approximately $236,000, or 73%, to approximately $87,000 for the fiscal quarter ended September 30, 2000, from $323,000 for the same quarter in the prior fiscal year.

The Company's effective tax rates for the fiscal quarters ended September 30, 2000 and 1999 were 39% and 37%, respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the fiscal quarter ended September 30, 2000, net income decreased by approximately $151,000 or 74% when compared to the same three-month period in the prior fiscal year. The decrease was primarily the result of lower gross margins, higher selling, general and administrative expenses and higher tax rates.

Both the basic and diluted earnings per share were $.02, for the quarter ended September 30, 2000. This compares to basic and diluted earnings per share of $.05 for the same quarter in prior fiscal year.

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of September 30, 2000, the Company had not experienced, not does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS - NONE

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4   SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5   OTHER INFORMATION - NONE

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               27   FINANCIAL DATA SCHEDULE

          (B)  REPORTS ON FORM 8-K

               The Company filed a Report on Form 8-K, dated July 20, 2000, reporting the Company's change in independent accounting firms under Item 4 of such Form.

               The Company filed a Report on Form 8-K, dated October 16, 2000, reporting a delay in filing the Company's Form 10-K for the year ended June 30, 2000 and of the expected restatement of financial statements for the years ended June 30, 1999 and 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: November 29, 2000                /s/ Robert G. Tomlinson
                                       ---------------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: November 29, 2000                /s/ Patrick W. Hurley
                                       ---------------------------
                                       Patrick W. Hurley
                                       Principal Accounting Officer