Form 10-Q/A
period 1999-09-30
SPORT HALEY INC
filed 2001-01-16
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

               CLASS                       OUTSTANDING AT DECEMBER 31, 2000
     COMMON STOCK, NO PAR VALUE                        3,460,385

     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

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


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,    JUNE 30,
                                                                   1999          1999
                                                               -------------    --------
                                                                (UNAUDITED)      (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                   $ 8,876         $ 8,581
     Accounts receivable, net of allowances of
       $149 and $183, respectively                                 4,159           5,466
     Inventories                                                  11,635          11,887
     Other current assets                                            958           1,023
     Deferred taxes                                                  120             145
                                                                 -------         -------
       Total current assets                                       25,748          27,102

Property and equipment, net                                        2,362           2,456
Net assets of discontinued operations, net                            14              46
Goodwill                                                              82              84
Deferred taxes                                                       203             162
Other assets                                                         185             305
                                                                 -------         -------
Total Assets                                                     $28,594         $30,155
                                                                 =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                              $   600         $   600
     Accounts payable                                                883             789
     Accrued commissions and other expenses                          543             744
                                                                 -------         -------
       Total current liabilities                                   2,026           2,133
                                                                 -------         -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                      --              --
     Common stock, no par value; 15,000,000 shares
       authorized; 3,842,552 and 4,257,552 shares issued
       and outstanding, respectively                              14,648          16,355
     Additional paid-in capital                                    1,774           1,725
     Retained earnings                                            10,146           9,942
                                                                 -------         -------
       Total shareholders' equity                                 26,568          28,022
                                                                 -------         -------
Total Liabilities and Shareholders' Equity                       $28,594         $30,155
                                                                 =======         =======

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ----------------------------
                                                      AS               AS
                                                    AMENDED          AMENDED
                                                     1999             1998
                                                  -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)
Net sales                                           $ 5,236          $ 7,496

Cost of goods sold                                    3,478            4,208
                                                    -------          -------
Gross profit                                          1,758            3,288

Selling, general and administrative expense           1,645            2,091
                                                    -------          -------
Income from operations                                  113            1,197

Other income, net                                       210              119
                                                    -------          -------
Income before minority loss and
     and provision for income taxes                     323            1,316

Minority loss                                          --                  6

Provision for income taxes                             (119)            (504)
                                                    -------          -------
Net income                                          $   204          $   818
                                                    =======          =======
Basic and diluted earnings per common share         $  0.05          $  0.18
                                                    =======          =======

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  AS               AS
                                                                AMENDED          AMENDED
                                                                 1999             1998
                                                              -----------      -----------
                                                              (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   204          $   818

Adjustments to reconcile net income
  to net cash provided by operating activities:
       Depreciation and amortization                                140              173
       Deferred taxes and other                                     (16)               1
       Allowance for doubtful accounts                              134               15
       Stock option compensation                                     49               65
       Minority interest                                           --                 (6)

Cash provided (used) due to changes in assets
  and liabilities:
     Accounts receivable                                          1,175              705
     Inventory                                                      252              202
     Other assets                                                   231             (328)
     Accounts payable                                              (414)          (1,555)
     Accrued commissions and other expenses                         306             (423)
                                                                -------          -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           2,061             (333)
                                                                -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investment                     --              2,000
     Sale of fixed assets                                            32             --
     Purchase of fixed assets                                       (91)            (127)
                                                                -------          -------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (59)           1,873
                                                                -------          -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                                 AS                  AS
                                                               AMENDED             AMENDED
                                                                1999                1998
                                                             -----------         -----------
                                                             (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock              $  --               $    16
     Repurchase of common stock                               (1,707)               (650)
                                                             -------             -------

       NET CASH USED BY FINANCING ACTIVITIES                  (1,707)               (634)
                                                             -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        295                 906

CASH AND CASH EQUIVALENTS, BEGINNING                           8,581               4,505
                                                             -------             -------

CASH AND CASH EQUIVALENTS, ENDING                            $ 8,876             $ 5,411
                                                             =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Income taxes                                          $  --               $   330
                                                             =======             =======
       Interest                                              $    12             $    10
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

     The consolidated financial statements include the accounts of Sport-Haley, Inc., and its subsidiary, B&L Sportswear, Inc. (collectively referred to as the Company). All significant inter-company accounts and transactions have been eliminated.

NOTE 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company determined that its financial statements for the years ended June 30, 1999 and 1998 required restatement. The restatements resulted from corrections related to accounting for work-in-progress inventory, capitalization of certain prepaid and fixed assets, the acquisition of the Company's subsidiary and the related minority interest in the subsidiary's losses, certain losses relating to discontinued operations and the income tax benefit from stock options exercised.

     The following comparison of consolidated statements of income for the three months ended September 30, 1999 and 1998 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         ------------------------------------------------------------------------
                                         AS PREVIOUSLY            AS             AS PREVIOUSLY           AS
                                           REPORTED             AMENDED            REPORTED            AMENDED
                                             1999                1999               1998                 1998
                                          -----------         -----------        -----------          -----------
                                          (UNAUDITED)         (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
Net sales                                  $ 5,208             $ 5,236             $ 7,496             $ 7,496

Cost of goods sold                           3,556               3,478               4,609               4,208
                                           -------             -------             -------             -------
Gross profit                                 1,652               1,758               2,887               3,288

Selling, general and
     administrative expense                  1,545               1,645               1,842               2,091
                                           -------             -------             -------             -------
Income (loss) from operations                  107                 113               1,045               1,197

Other income, net                               34                 210                 119                 119
                                           -------             -------             -------             -------
Income before minority loss and
     provision for income taxes                141                 323               1,164               1,316

Minority loss                                    3                --                    13                   6

Provision for income taxes                     (55)               (119)               (350)               (504)
                                           -------             -------             -------             -------
Net income                                 $    89             $   204             $   827             $   818
                                           =======             =======             =======             =======
Basic and diluted earnings
     per common share                      $  0.02             $  0.05             $  0.18             $  0.18
                                           =======             =======             =======             =======

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 REPURCHASE OF COMMON STOCK

     The Company's Board of Directors authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued common stock. Through September 30, 1999, the Company repurchased a total of 1,102,000 shares of its common stock at a cost of approximately $8.7 million.

NOTE 4 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         ---------------------------------------------------
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
                                         =========            =========            =======


                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                             NET              WEIGHTED
                                           INCOME          AVERAGE SHARES          PER SHARE
                                         ---------         --------------          ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 818,000            4,501,946            $  0.18

Effect of dilutive securities
   options and warrants                       --                 81,374             --
                                         ---------            ---------            -------
Diluted earnings per share               $ 818,000            4,583,320            $  0.18
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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12 month period following September 30, 1999. The Company did not make any periodic borrowings under its revolving line of credit during the same 12 month period. Working capital at September 30, 1999 was approximately $23.7 million and was approximately $25.0 million at June 30, 1999.

Cash and cash equivalents increased since June 30, 1999 by approximately $295,000. Net accounts receivable decreased by approximately $1.3 million to $4.2 million from $5.5 million at June 30, 1999. Since June 30, 1999, inventories decreased by approximately $252,000 to $11.6 million from $11.9 million. Due to the combination of these and other factors, during the fiscal quarter ended September 30, 1999, operating activities provided cash of approximately $2.1 million.

Other current assets decreased by approximately $90,000 since June 30, 1999 to approximately $1.1 million. The change was due primarily to an increase in prepaid expenses and decreases in current tax receivable and deferred taxes during the three months ended September 30, 1999.

For the three months ended September 30, 1999, the Company spent approximately $91,000 for the purchase of property and equipment, and approximately $140,000 in depreciation and amortization was charged to current operations. During the same three-month period, investing activities used cash of approximately $59,000, due to sales and purchases of fixed assets.

Accounts payable and accrued expenses decreased by approximately $107,000 since June 30, 1999. The decrease was due to a combination of several factors including a decrease of approximately $179,000 in accrued sales commissions payable.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total shareholders' equity decreased by approximately $1.5 million for the fiscal quarter. The decrease was attributable to the repurchase of 415,000 shares of the Company's common stock during the quarter at a cost of approximately $1.7 million combined with net income for the same period. Book value per share increased by approximately $0.33 to $6.91 per share at September 30, 1999 as compared with $6.58 per share at June 30, 1999.

RECENT DEVELOPMENTS

In July 2000, as previously reported, the Company's Audit Committee recommended that the Company's prior independent auditors be discharged and that the Company retain a new independent public accountant to audit the Company's financial statements for the year ended June 30, 2000. As a result of a review initiated by senior management and conducted prior to completion of the audit process for the Company's 2000 fiscal year, information was developed that indicated certain accounting errors might exist in prior years' financial statements that, when corrected, would result in a material impact on the results of operations for the 2000 fiscal year and certain prior periods. At the conclusion of the review, the Company determined that the financial statements for the years ended June 30, 1999 and 1998 required restatement due to accounting errors. The accounting errors consisted primarily of the following: (i) incorrect recording, classification and valuation of inventory work in process; (ii) incorrect recording of certain prepaid and fixed assets; (iii) incorrect accounting for the acquisition of the Company's subsidiary (the "Subsidiary") and the related minority interest in the losses of the Subsidiary; (iv) incorrect recording of certain losses relating to discontinued operations; and, (v) the income tax benefit from stock options exercised. See Note 2 to the consolidated financial statements.

The Company retained a new independent accounting firm shortly after June 30, 2000. The Company engaged the new accounting firm to audit the Company's financial statements for the year ended June 30, 2000 and to re-audit the previously issued financial statements for the years ended June 30, 1999 and 1998, which the Company restated. The Audit Committee of the Company retained an independent consultant to assist it in evaluating the restatements that were necessary in order that the Company's financial statements, as restated and taken as a whole, presented fairly in all material respects the Company's financial position, results of operations and cash flows for the fiscal years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. The Audit Committee does not believe that the accounting errors that have been identified by the Company constitute irregularities. As a result of recommendations made by the audit committee and the Company's senior management, and concurred in by the independent consultant, the Company has taken appropriate action to ensure that these errors do not reoccur in the future.

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended September 30, 1999 and 1998 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is in the process of completing corrections to material quarterly financial information for the prior interim reporting periods of fiscal 1999 and 1998. The Company expects to complete the corrections to that information and to file amended Forms 10-Q for those interim periods by March 15, 2001.

The restatements described above may lead to litigation against the Company. There is no litigation currently pending or threatened against the Company concerning the restatements. However, if such litigation is initiated, it could have a material adverse impact on the Company's income from continuing operations.

As previously reported, on October 16, 2000, The Nasdaq Stock Market(R) ("Nasdaq") halted trading in the securities of the Company and requested additional information from the Company. Nasdaq advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq advised the Company that the trading halt would continue until the Company complied with Nasdaq's request for additional information, which the Company provided. Nasdaq further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company appeared at a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") on November 10, 2000 in order to address the proposed de-listing of the Company's securities.

On December 11, 2000, the Panel rendered its decision, granting an exception to the filing requirement set forth in Nasdaq Marketplace Rule 4310, requiring that on or before January 15, 2001, the Company file amended Forms 10-Q for all quarters during fiscal years 2000, 1999 and 1998. Further, the Panel determined that the Company's late filings of Form 10-K for the fiscal year ended June 30, 2000 and its Form 10-Q for the period ended September 30, 2000 merited the application of additional and more stringent criteria under Marketplace Rule 4300. Accordingly, the Panel stated that if the Company satisfies the first portion of the Panel's exception expiring January 15, 2001, the Company must also timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before December 31, 2001. The Panel stated in its decision that if the Company fails to make any filing in accordance with the exception granted, the Company will not be entitled to a new hearing and its securities will be de-listed from Nasdaq. Based upon its determination, the Panel ordered that trading resume in the Company's securities on Nasdaq effective December 12, 2000.

On December 26, 2000, the Company notified Nasdaq of its request that the Nasdaq Listing Review Council (the "Review Council") review the Panel's decision. The Company requested that the Review Council grant it additional time in which to comply with the filing of historical amended Forms 10-Q and requested that the additional and more stringent criteria under Marketplace Rule 4300 be applied only in the event the Company fails to make any current filing during the calendar year 2001, or has not filed the amended quarterly Forms 10-Q for fiscal years 2000, 1999 and 1998 by March 15, 2001. The Review Council's review of the Panel's decision is pending. In the meantime, the Company is diligently working to complete the amended Forms 10-Q.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company was advised in a letter dated November 7, 2000 that the Securities and Exchange Commission (the "Commission") is conducting an informal inquiry into matters concerning the Company. The Commission made an informal request that the Company voluntarily produce certain documents. The Company has provided the requested documents to the Commission.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first quarter ended September 30, 1999, were approximately $5.2 million, a decrease of approximately $2.3 million, or 30%, from net sales of $7.5 million for the same quarter in the prior fiscal year. The decrease in net sales was primarily due to fewer orders placed by golf professional shops for the Fall 1999 season.

The Company's gross profit, as a percentage of net sales, was 34% for the quarter ended September 30, 1999, and 44% for the same quarter in the prior fiscal year. The decrease in gross profit was due to a combination of factors, including the disposal of prior seasons' inventories at reduced sales prices and increases in direct costs.

Selling, general and administrative expenses decreased by approximately $446,000, or 21%, to approximately $1.6 million for the fiscal quarter ended September 30, 1999, from $2.1 million for the same quarter in the prior fiscal year. The decrease was primarily attributable to commissions paid to independent sales representatives on lower sales volume and decreased advertising and general and administrative expenditures. As a percentage of sales, selling, general and administrative expenses were 31% and 28% for the fiscal quarters ended September 30, 1999 and 1998, respectively.

Other income, net for the quarter ended September 30, 1999 were approximately $210,000, an increase of approximately $91,000, or 76%, as compared with $119,000 for the same quarter in the prior fiscal year. The increase was primarily attributable to higher miscellaneous income and greater interest earned on cash equivalents.

Income before minority loss and provision for income taxes decreased by approximately $993,000, or 75%, to approximately $323,000 for the fiscal quarter ended September 30, 1999, from $1.3 million for the same quarter in the prior fiscal year.

The Company's effective tax rates for the fiscal quarters ended September 30, 1999 and 1998 were 37% and 38%, respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the fiscal quarter ended September 30, 1999, net income decreased by approximately $614,000 or 75% when compared to the same three-month period in the prior fiscal year. The decrease was primarily the result of lower gross margins and higher percentage of sales with respect to selling, general and administrative expenses.

Both the basic and diluted earnings per share were $0.05, for the quarter ended September 30, 1999. This compares to basic and diluted earnings per share of $0.18 for the same quarter in prior fiscal year.

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of January 15, 2001, the Company had not experienced, nor does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

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

     (A)  EXHIBITS - NONE

     (B)  REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPORT-HALEY, INC.
                                         (Registrant)



Date: January 15, 2001                 /s/ Robert G. Tomlinson
      ----------------                 -----------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: January 15, 2001                 /s/ Patrick W. Hurley
      ----------------                 -----------------------
                                       Patrick W. Hurley
                                       Chief Financial Officer