Form 10-Q/A
period 1999-12-31
SPORT HALEY INC
filed 2001-01-16
CIK 892653

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

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                                3

       CONSOLIDATED STATEMENTS OF INCOME                                          4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    13

PART II - OTHER INFORMATION                                                      19

SIGNATURES                                                                       20


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                                   DECEMBER 31,        JUNE 30,
                                                                       1999              1999
                                                                   ------------        --------
                                                                   (UNAUDITED)          (***)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $ 8,596            $ 8,581
       Accounts receivable, net of allowances of
       $112 and $183, respectively                                    3,595              5,466
     Inventories                                                     11,608             11,887
     Other current assets                                               925              1,023
     Deferred taxes                                                     110                145
                                                                    -------            -------
       Total current assets                                          24,834             27,102

Property and equipment, net                                           2,292              2,456
Net assets of discontinued operations, net                             --                   46
Goodwill                                                                 74                 84
Deferred taxes                                                          209                162
Other assets                                                            175                305
                                                                    -------            -------

Total Assets                                                        $27,584            $30,155
                                                                    =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                 $   600            $   600
     Accounts payable                                                   390                789
     Accrued commissions and other expenses                             469                744
                                                                    -------            -------
       Total current liabilities                                      1,459              2,133
                                                                    -------            -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                         --                 --
     Common stock, no par value; 15,000,000 shares
       authorized; 3,697,052 and 4,257,552 shares issued
       and outstanding, respectively                                 14,052             16,355
     Additional paid-in capital                                       1,831              1,725
     Retained earnings                                               10,242              9,942
                                                                    -------            -------
       Total shareholders' equity                                    26,125             28,022
                                                                    -------            -------
Total Liabilities and Shareholders' Equity                          $27,584            $30,155
                                                                    =======            =======

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  DECEMBER 31,                              DECEMBER 31,
                                                           1999                1998                 1999                 1998
                                                       -----------          ----------           -----------          -----------
                                                       (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net sales                                              $  4,726             $  5,562             $  9,962             $ 12,909

Cost of goods sold                                        3,067                3,730                6,545                7,846
                                                       --------             --------             --------             --------
Gross profit                                              1,659                1,832                3,417                5,063

Selling, general and
     administrative expense                               1,604                1,675                3,249                3,707
                                                       --------             --------             --------             --------
Income from operations                                       55                  157                  168                1,356

Other income, net                                           113                  111                  323                  230
                                                       --------             --------             --------             --------
Income from continuing operations
     before minority loss and
     provision for income taxes                             168                  268                  491                1,586

Minority loss                                              --                     54                 --                     60

Provision for income taxes                                  (72)                (173)                (191)                (678)
                                                       --------             --------             --------             --------
Income from continuing operations                            96                  149                  300                  968

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 17, 0,
     and 17, respectively                                  --                    (26)                --                    (27)
                                                       --------             --------             --------             --------
Net income                                             $     96             $    123             $    300             $    941
                                                       ========             ========             ========             ========
Basic and diluted earnings
     per common share                                  $   0.03             $   0.03             $   0.08             $   0.21
                                                       ========             ========             ========             ========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                          -------------------------------
                                                                              AS                  AS
                                                                            AMENDED             AMENDED
                                                                             1999                1998
                                                                          ----------          -----------
                                                                          (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   300             $   941

Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                          317                 319
       Deferred taxes and other                                               (36)                (42)
       Allowance for doubtful accounts                                        206                  57
       Allowance for sales returns                                            (28)               --
       Stock option compensation                                              105                 131
       Minority interest                                                     --                   (60)

Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                                    1,693               1,637
     Inventory                                                                279                 380
     Other assets                                                             252                (611)
     Accounts payable                                                        (399)             (1,527)
     Accrued commissions and other expenses                                  (274)               (514)
                                                                          -------             -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,415                 711
                                                                          -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                              --                 2,000
     Sale of fixed assets                                                      54                  45
     Purchase of fixed assets                                                (150)               (476)
     Purchase of held-to-maturity investments                                --                  (983)
                                                                          -------             -------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (96)                586
                                                                          -------             -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                             -------------------------------
                                                                 AS                  AS
                                                               AMENDED             AMENDED
                                                                1999                1998
                                                             -----------         -----------
                                                             (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on note payable                                 $  --               $    99
     Net proceeds from issuance of common stock                   11                  46
     Repurchase of common stock                               (2,315)             (1,138)
                                                             -------             -------
       NET CASH USED BY FINANCING ACTIVITIES                  (2,304)               (993)
                                                             -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         15                 304

CASH AND CASH EQUIVALENTS, BEGINNING                           8,581               4,505
                                                             -------             -------
CASH AND CASH EQUIVALENTS, ENDING                            $ 8,596             $ 4,809
                                                             =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

       Income taxes                                          $  --               $   694
                                                             =======             =======
       Interest                                              $    24             $    22
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

NOTE 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company determined that its prior year financial statements required restatement. The restatement resulted from corrections related to accounting for work-in-progress inventory, capitalization of certain prepaid and fixed assets, the acquisition of the Company's subsidiary and the related minority interest in the subsidiary's losses, certain losses relating to discontinued operations and the income tax benefit from stock options exercised.

     The following comparison of consolidated statements of income for the three months and six months ended December 31, 1999 and 1998 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     ------------------------------------------------------------------------
                                                     AS PREVIOUSLY            AS             AS PREVIOUSLY            AS
                                                       REPORTED             AMENDED            REPORTED             AMENDED
                                                         1999                1999                1998                1998
                                                      -----------         -----------         -----------         -----------
                                                      (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net sales                                              $ 4,726             $ 4,726             $ 5,574             $ 5,562

Cost of goods sold                                       3,378               3,067               3,673               3,730
                                                       -------             -------             -------             -------
Gross profit                                             1,348               1,659               1,901               1,832

Selling, general and
     administrative expense                              1,688               1,604               1,601               1,675
                                                       -------             -------             -------             -------
Income (loss) from operations                             (340)                 55                 300                 157

Other income, net                                          290                 113                 112                 111
                                                       -------             -------             -------             -------
Income (loss) from continuing operations
     before minority loss and
     provision for income taxes                            (50)                168                 412                 268

Minority loss                                                8                --                    85                  54

Provision for income taxes                                  78                 (72)               (199)               (173)
                                                       -------             -------             -------             -------
Income from continuing operations                           36                  96                 298                 149

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 0, 17,
     and 17, respectively                                 --                  --                   (26)                (26)

     Loss on disposal of assets, net of
     income tax benefit of 65, 0, 0,
     and 0, respectively                                  (101)               --                  --                  --
                                                       -------             -------             -------             -------
Net Income (Loss)                                      $   (65)            $    96             $   272             $   123
                                                       =======             =======             =======             =======
Basic and diluted earnings
     per common share                                  $ (0.01)            $  0.03             $  0.07             $  0.03
                                                       =======             =======             =======             =======

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ---------------------------------------------------------------------------
                                                    AS PREVIOUSLY             AS              AS PREVIOUSLY            AS
                                                      REPORTED              AMENDED             REPORTED             AMENDED
                                                        1999                 1999                 1998                 1998
                                                     -----------          -----------          -----------          -----------
                                                     (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net sales                                            $  9,934             $  9,962             $ 12,921             $ 12,909

Cost of goods sold                                      6,934                6,545                8,191                7,846
                                                     --------             --------             --------             --------
Gross profit                                            3,000                3,417                4,730                5,063

Selling, general and
     administrative expense                             3,230                3,249                3,384                3,707
                                                     --------             --------             --------             --------
Income (loss) from operations                            (230)                 168                1,346                1,356

Other income, net                                         415                  323                  231                  230
                                                     --------             --------             --------             --------
Income from continuing operations
     before minority loss and
     provision for income taxes                           185                  491                1,577                1,586

Minority loss                                              11                 --                     98                   60

Provision for income taxes                                (14)                (191)                (549)                (678)
                                                     --------             --------             --------             --------

Income from continuing operations                         182                  300                1,126                  968

Discontinued operations:
     Loss from continuing operations,
     net of income tax benefit of 0,0,17,
     and 17, respectively                                --                   --                    (27)                 (27)

     Loss on disposal of assets, net of
     income tax benefit of 101, 0, 0
     and 0, respectively                                 (158)                --                   --                   --
                                                     --------             --------             --------             --------
Net income                                           $     24             $    300             $  1,099             $    941
                                                     ========             ========             ========             ========
Basic and diluted earnings
     per common share                                $   0.01             $   0.08             $   0.25             $   0.21
                                                     ========             ========             ========             ========


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

     Through December 31, 1999, the Company repurchased a total of 1,252,000 shares of its common stock at a cumulative cost of approximately $9.3 million.

NOTE 4 COMMON STOCK OPTIONS

     During October 1999, the Board of Directors authorized a 100,000 share increase in the maximum number of shares of common stock available for award grants (including incentive stock options). As of December 31, 1999, the maximum number of shares of common stock available for award grants was 1,450,000.

     At December 31, 1999, there were outstanding options to purchase 390,214 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 4, 2009. During the six months ended December 31, 1999, 4,500 options were exercised at a price of $2.50 per share.

     In January 2000, the Compensation Committee of the Board of Directors granted to certain employees the option to collectively purchase 166,000 shares of common stock at a price of $3.00 per share. Those options expire on January 5, 2010.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                                  THREE MONTHS ENDED DECEMBER 31, 1999
                                         --------------------------------------------------
                                            NET              WEIGHTED
                                           INCOME          AVERAGE SHARES         PER SHARE
                                         ---------         --------------         ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $  96,000            3,771,242            $   0.03

Effect of dilutive securities
   options and warrants                       --                  3,902                --
                                         ---------            ---------            --------
Diluted earnings per share               $  96,000            3,775,144            $   0.03
                                         =========            =========            ========


                                                  SIX MONTHS ENDED DECEMBER 31, 1999
                                         --------------------------------------------------
                                            NET              WEIGHTED
                                           INCOME          AVERAGE SHARES         PER SHARE
                                         ---------         --------------         ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 300,000            3,862,647            $   0.08

Effect of dilutive securities
   options and warrants                       --                  4,962                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 300,000            3,867,609            $   0.08
                                         =========            =========            ========


                                                  THREE MONTHS ENDED DECEMBER 31, 1998
                                         --------------------------------------------------
                                            NET              WEIGHTED
                                           INCOME          AVERAGE SHARES         PER SHARE
                                         ---------         --------------         ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 123,000            4,425,208            $   0.03

Effect of dilutive securities
   options and warrants                       --                 69,588                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 123,000            4,494,796            $   0.03
                                         =========            =========            ========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  SIX MONTHS ENDED DECEMBER 31, 1998
                                         --------------------------------------------------
                                            NET              WEIGHTED
                                           INCOME          AVERAGE SHARES         PER SHARE
                                         ---------         --------------         ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 941,000            4,463,577            $   0.21

Effect of dilutive securities
   options and warrants                       --                 75,481                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 941,000            4,539,058            $   0.21
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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12-month period following December 31, 1999. The Company did not make any periodic borrowings under its revolving line of credit during the same 12 month period. Working capital at December 31, 1999 was approximately $23.4 million and was approximately $25.0 million at June 30, 1999. Working capital decreased primarily because the Company expended approximately $2.3 million to repurchase 565,000 shares of its common stock during the six months ended December 31, 1999. The Board of Directors had authorized the repurchase, and management believed that the repurchase of these shares would benefit the shareholders by increasing book value per share with no material adverse effect on working capital. Book value per share at December 31, 1999 increased by approximately $0.49 per share since June 30, 1999 to approximately $7.07 per share.

Cash and cash equivalents increased since June 30, 1999 by approximately $15,000. Net accounts receivable decreased by approximately $1.9 million to $3.6 million from $5.5 million at June 30, 1999. Receivables have decreased primarily because of the Company's intensified collection efforts and fewer orders placed by golf professional shops for the Fall 1999 season. Since June 30, 1999, inventories decreased by approximately $279,000 to $11.6 million from $11.9 million. The decrease in inventories is reflective of management's efforts to reduce prior seasons' inventories and the implementation of improved controls relating to levels of production for current-season merchandise. Due to the combination of these and other factors, during the six months ended December 31, 1999, operating activities provided cash of approximately $2.4 million.

Other current assets increased by approximately $133,000 since June 30, 1999 to approximately $1.0 million. The change was due primarily to increases in other receivables and inventory deposits and decreases in income taxes receivable and deferred taxes during the six months ended December 31, 1999.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the six months ended December 31, 1999, the Company spent approximately $150,000 for the purchase of property and equipment, and approximately $317,000 in depreciation and amortization was charged to current operations. During the same six-month period, investing activities used cash of approximately $96,000, due to sales and purchases of fixed assets.

Accounts payable and accrued expenses decreased by approximately $674,000 since June 30, 1999. The decrease was due to a combination of several factors including a decrease of approximately $399,000 in accounts payable and a decrease of approximately $163,000 in accrued sales commissions payable.

Total shareholders' equity decreased by approximately $1.9 million for the six months period. The decrease was primarily attributable to the repurchase of 565,000 shares of the Company's common stock during the six month period at a cost of approximately $2.3 million combined with net income for the same period. Book value per share increased by approximately $0.49 to $7.07 per share at December 31, 1999 as compared with $6.58 per share at June 30, 1999.

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

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended December 31, 1999 and 1998 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

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

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On December 11, 2000, the Panel rendered its decision, granting an exception to the filing requirement set forth in Nasdaq Marketplace Rule 4310, requiring that on or before January 15, 2001, the Company file amended Forms 10-Q for all quarters during fiscal years 2000, 1999 and 1998. Further, the Panel determined that the Company's late filings of Form 10-K for the fiscal year ended June 30, 2000 and its Form 10-Q for the period ended September 30, 2000 merited the application of additional and more stringent criteria under Marketplace Rule 4300. Accordingly, the Panel stated that if the Company satisfies the first portion of the Panel's exception expiring January 15, 2001, the Company must also timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before December 31, 2001. The Panel stated in its decision that if the Company fails to make any filings in accordance with the exception granted, the Company will not be entitled to a new hearing and its securities will be de-listed from Nasdaq. Based upon its determination, the Panel ordered that trading resume in the Company's securities on Nasdaq effective December 12, 2000.

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

Net sales for the fiscal quarter and six months ended December 31, 1999, were approximately $4.7 million and $10.0 million, respectively, decreases of approximately $836,000 or 15%, and $2.9 million or 23%, from net sales of approximately $5.6 million and $12.9 million for the same periods in the prior fiscal year. The decrease in net sales was primarily due to fewer orders placed by golf professional shops for the Fall 1999 season, continued reduction of prior seasons' inventories at reduced selling prices, and relatively flat sales in the intensely competitive golf apparel market as a whole.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's gross profit, as a percentage of net sales, was approximately 35% and 34% for the quarter and six months ended December 31, 1999, respectively, and 33% and 39% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of prior seasons' inventories at reduced sales prices and increases in direct costs. During the quarter ended December 31, 1999, management implemented new marketing strategies designed to improve brand loyalty for the Company's products in an attempt to bolster future sales and gross profit margins.

Selling, general and administrative expenses for the quarter and six months ended December 31, 1999 decreased by approximately $71,000 and $458,000, or 4% and 12%, respectively to approximately $1.6 million and $3.2 million from $1.7 million and 3.7 million for the same periods in the prior fiscal year. The decrease was primarily attributable to commissions paid to independent sales representatives on lower sales volume and decreased advertising and general and administrative expenditures. As a percentage of sales, selling, general and administrative expenses were 34% and 33% for the quarter and six months ended December 31, 1999, respectively, as compared with 30% and 29% for the same period in the prior fiscal year.

Other income, net for the six months ended December 31, 1999 was approximately $323,000, an increase of approximately $93,000, or 40%, as compared with $230,000 for the same six-month period in the prior fiscal year. The increase was primarily attributable to greater interest earned on cash equivalents.

Effective July 1, 1999, the Company increased its 52% ownership in its subsidiary to a 93% interest by exchanging outstanding debt owed to the Company by the subsidiary for additional equity in the subsidiary. The subsidiary incurred a loss for the six-month period ended December 31, 1999. Because the minority interest in the equity of the subsidiary had previously been reduced to zero, the entire loss of the subsidiary for the period was absorbed by the Company.

Income from continuing operations before minority loss and provision for income taxes decreased by approximately $100,000, or 69%, to approximately $168,000 for the fiscal quarter ended December 31, 1999, from $268,000 for the same three-month period in the prior fiscal year. Income from continuing operations before minority loss and provision for income taxes decreased by approximately $1.1 million, or 69%, to approximately $491,000 for the six months ended December 31, 1999, from $1.6 million for the same period in the prior fiscal year. The decrease for the six-month period was primarily attributable to lower sales volume and lower gross margins.

The Company's effective tax rates for the six months ended December 31, 1999 and 1998 were 39% and 41%, respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the fiscal quarter ended December 31, 1999, net income decreased by approximately $27,000 or 22% when compared to the same three-month period in the prior fiscal year. For the six months ended December 31, 1999, net income decreased by approximately $641,000, or 68%, when compared with the same six-month period in the prior fiscal year. The decreases were primarily the result of lower sales volume, lower gross margins, and higher percentage of sales with respect to selling, general and administrative expenses.

Both the basic and diluted earnings per share were $0.03 and $0.08 for the fiscal quarter and six months ended December 31, 1999, respectively. This compares to basic and diluted earnings per share of $0.03 and $0.21 for the same periods in prior fiscal year.

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