Form 10-Q/A
period 2000-03-31
SPORT HALEY INC
filed 2001-01-16
CIK 892653

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

                                TABLE OF CONTENTS

                                                                                PAGE
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                                3

       CONSOLIDATED STATEMENTS OF INCOME                                          4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    12

PART II - OTHER INFORMATION                                                      18

SIGNATURES                                                                       19


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                                     MARCH 31,          JUNE 30,
                                                                       2000               1999
                                                                    -----------        -----------
                                                                    (UNAUDITED)           (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $ 8,483            $ 8,581
       Accounts receivable, net of allowances of
       $153 and $183, respectively                                    6,280              5,466
     Inventories                                                      9,342             11,887
     Other current assets                                               363              1,023
     Deferred taxes                                                     122                145
                                                                    -------            -------
       Total current assets                                          24,590             27,102

Property and equipment, net                                           2,299              2,456
Net assets of discontinued operations, net                             --                   46
Goodwill                                                                 90                 84
Deferred taxes                                                          196                162
Other assets                                                            176                305
                                                                    -------            -------
Total Assets                                                        $27,351            $30,155
                                                                    =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                 $  --              $   600
     Accounts payable                                                   459                789
     Accrued commissions and other expenses                             684                744
                                                                    -------            -------
       Total current liabilities                                      1,143              2,133
                                                                    -------            -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                         --                 --
     Common stock, no par value; 15,000,000 shares
       authorized; 3,655,385 and 4,257,552 shares issued
       and outstanding, respectively                                 13,902             16,355
     Additional paid-in capital                                       1,836              1,725
     Retained earnings                                               10,470              9,942
                                                                    -------            -------
       Total shareholders' equity                                    26,208             28,022
                                                                    -------            -------
Total Liabilities and Shareholders' Equity                          $27,351            $30,155
                                                                    =======            =======


***: Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   MARCH 31,                                 MARCH  31,
                                                          2000                1999                 2000                  1999
                                                      -----------          -----------          -----------          -----------
                                                      (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net sales                                              $  7,837             $  7,915             $ 17,799             $ 20,824

Cost of goods sold                                        5,614                5,629               12,159               13,476
                                                       --------             --------             --------             --------
Gross profit                                              2,223                2,286                5,640                7,348

Selling, general and
     administrative expense                               2,040                2,025                5,289                5,732
                                                       --------             --------             --------             --------
Income from operations                                      183                  261                  351                1,616

Other income, net                                           185                   70                  508                  300
                                                       --------             --------             --------             --------
Income from continuing operations
     before minority loss and
     provision for income taxes                             368                  331                  859                1,916

Minority loss                                              --                   --                   --                     60

Provision for income taxes                                 (140)                (172)                (331)                (849)
                                                       --------             --------             --------             --------
Income from continuing operations                           228                  159                  528                1,127

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 12, 0,
     and 29, respectively                                  --                    (19)                --                    (46)
                                                       --------             --------             --------             --------
Net income                                             $    228             $    140             $    528             $  1,081
                                                       ========             ========             ========             ========
Basic and diluted earnings
     per common share                                  $   0.06             $   0.03             $   0.14             $   0.24
                                                       ========             ========             ========             ========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                              MARCH  31,
                                                                 -------------------------------
                                                                      AS                  AS
                                                                    AMENDED             AMENDED
                                                                     2000                1999
                                                                 -----------         -----------
                                                                 (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   528             $ 1,081

Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                   470                 464
       Loss on disposition of assets                                  --                     5
       Deferred taxes and other                                        (35)                (83)
       Allowance for doubtful accounts                                 236                 105
       Allowance for sales returns                                     (28)               --
       Stock option compensation                                       110                 196
       Minority interest                                              --                   (60)

Cash provided (used) due to changes in
  assets and liabilities:
     Accounts receivable                                            (1,022)               (730)
     Inventory                                                       2,545               2,460
     Other assets                                                      811                (510)
     Accounts payable                                                 (330)             (1,246)
     Accrued commissions and other expenses                            (60)               (390)
                                                                   -------             -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,225               1,292
                                                                   -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                       --                 2,000
     Sale of fixed assets                                               54                  38
     Purchase of common stock of subsidiary
       from minority shareholders                                      (24)               --
     Purchase of fixed assets                                         (300)               (650)
     Purchases of held-to-maturity investments                        --                  (983)
                                                                   -------             -------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (270)                405
                                                                   -------             -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------------------------
                                                                   AS                  AS
                                                                 AMENDED             AMENDED
                                                                  2000                1999
                                                              -----------         -----------
                                                              (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on revolving line of credit                        $  --               $    99
     Net proceeds from issuance of common stock                      32                 206
     Principal payments on revolving line of credit                (600)               --
     Repurchase of common stock                                  (2,485)             (1,769)
                                                                -------             -------
       NET CASH USED BY FINANCING ACTIVITIES                     (3,053)             (1,464)
                                                                -------             -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (98)                233

CASH AND CASH EQUIVALENTS, BEGINNING                              8,581               4,505
                                                                -------             -------
CASH AND CASH EQUIVALENTS, ENDING                               $ 8,483             $ 4,738
                                                                =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Income taxes                                             $  --               $   694
                                                                =======             =======
       Interest                                                 $    27             $    32
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

     The following comparison of consolidated statements of income for the three months and nine months ended March 31, 2000 and 1999 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ------------------------------------------------------------------------
                                                    AS PREVIOUSLY            AS             AS PREVIOUSLY            AS
                                                       REPORTED            AMENDED            REPORTED             AMENDED
                                                        2000                 2000               1999                1999
                                                     -----------         -----------         -----------         -----------
                                                     (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net sales                                              $ 7,837             $ 7,837             $ 7,903             $ 7,915

Cost of goods sold                                       6,014               5,614               5,547               5,629
                                                       -------             -------             -------             -------
Gross profit                                             1,823               2,223               2,356               2,286

Selling, general and
     administrative expense                              1,759               2,040               1,802               2,025
                                                       -------             -------             -------             -------
Income (loss) from operations                               64                 183                 554                 261

Other income, net                                          194                 185                 106                  70
                                                       -------             -------             -------             -------
Income (loss) from continuing operations
     before minority (income) loss and
     provision for income taxes                            258                 368                 660                 331

Minority (income) loss                                     (11)               --                    53                --

Provision for income taxes                                 (91)               (140)               (289)               (172)
                                                       -------             -------             -------             -------
Income from continuing operations                          156                 228                 424                 159

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 0, 12,
     and 12, respectively                                 --                  --                   (19)                (19)
                                                       -------             -------             -------             -------
Net Income (Loss)                                      $   156             $   228             $   405             $   140
                                                       =======             =======             =======             =======
Basic and diluted earnings
     per common share                                  $  0.04             $  0.06             $  0.09             $  0.03
                                                       =======             =======             =======             =======


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           NINE MONTHS ENDED MARCH 31,
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  ---------------------------------------------------------------------------
                                                  AS PREVIOUSLY            AS               AS PREVIOUSLY             AS
                                                    REPORTED             AMENDED              REPORTED              AMENDED
                                                      2000                 2000                 1999                 1999
                                                   -----------          -----------          -----------          -----------
                                                   (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net sales                                            $ 17,771             $ 17,799             $ 20,823             $ 20,824

Cost of goods sold                                     12,948               12,159               13,737               13,476
                                                     --------             --------             --------             --------
Gross profit                                            4,823                5,640                7,086                7,348

Selling, general and
     administrative expense                             4,989                5,289                5,186                5,732
                                                     --------             --------             --------             --------
Income (loss) from operations                            (166)                 351                1,900                1,616

Other income, net                                         609                  508                  337                  300
                                                     --------             --------             --------             --------
Income (loss) from continuing operations
     before minority loss and
     provision for income taxes                           443                  859                2,237                1,916

Minority loss                                            --                   --                    151                   60

Provision for income taxes                               (105)                (331)                (838)                (849)
                                                     --------             --------             --------             --------
Income from continuing operations                         338                  528                1,550                1,127

Discontinued operations:
     Loss from continuing operations,
     net of income tax benefit of 0,0,29,
     and 29, respectively                                --                   --                    (46)                 (46)

     Loss on disposal of assets, net of
     income tax benefit of 101, 0, 0
     and 0, respectively                                 (158)                --                   --                   --
                                                     --------             --------             --------             --------
Net income                                           $    180             $    528             $  1,504             $  1,081
                                                     ========             ========             ========             ========
Basic and diluted earnings
     per common share                                $   0.05             $   0.14             $   0.34             $   0.24
                                                     ========             ========             ========             ========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 REPURCHASE OF COMMON STOCK

     The Company's Board of Directors authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued common stock.

     Through March 31, 2000, the Company repurchased a total of 1,302,000 shares of its common stock at a cost of approximately $9.5 million.

NOTE 4 COMMON STOCK OPTIONS

     At March 31, 2000, there were outstanding options to purchase 547,881 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 5, 2010. The remaining number of options shares available for issuance under the Company's stock option plan was 78,998 at March 31, 2000.

     During the three months ended March 31, 2000, 4,500 options were exercised at a price of $2.50 per share.

NOTE 5 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                                     THREE MONTHS ENDED MARCH 31, 2000
                                         --------------------------------------------------
                                             NET               WEIGHTED
                                           INCOME           AVERAGE SHARES        PER SHARE
                                         ----------         --------------        ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 228,000            3,605,272            $   0.06

Effect of dilutive securities
   options                                    --                 52,995                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 228,000            3,658,267            $   0.06
                                         =========            =========            ========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    NINE MONTHS ENDED MARCH 31, 2000
                                         --------------------------------------------------
                                             NET               WEIGHTED
                                           INCOME           AVERAGE SHARES        PER SHARE
                                         ----------         --------------        ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 528,000            3,755,352            $   0.14

Effect of dilutive securities
   options                                    --                 20,763                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 528,000            3,776,115            $   0.14
                                         =========            =========            ========


                                                     THREE MONTHS ENDED MARCH 31, 1999
                                         --------------------------------------------------
                                             NET               WEIGHTED
                                           INCOME           AVERAGE SHARES        PER SHARE
                                         ----------         --------------        ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $ 140,000            4,401,152            $   0.03

Effect of dilutive securities
   options and warrants                       --                 49,358                --
                                         ---------            ---------            --------
Diluted earnings per share               $ 140,000            4,450,510            $   0.03
                                         =========            =========            ========

                                                    NINE MONTHS ENDED MARCH 31, 1999
                                         --------------------------------------------------
                                             NET               WEIGHTED
                                           INCOME           AVERAGE SHARES        PER SHARE
                                         ----------         --------------        ---------
EARNINGS PER COMMON SHARE

Basic earnings per share                 $1,081,000             4,443,072          $   0.24

Effect of dilutive securities
   options and warrants                        --                  66,106              --
                                         ----------            ----------          --------
Diluted earnings per share               $1,081,000             4,509,178          $   0.24
                                         ==========            ==========          ========


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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12-month period following March 31, 2000. The Company did not make any periodic borrowings under its revolving line of credit during the same 12 month period. Working capital at March 31, 2000 was approximately $23.4 million and was approximately $25.0 million at June 30, 1999. Working capital decreased primarily because the Company expended $600,000 in principal payments on its line of credit and approximately $2.5 million to repurchase 615,000 shares of its common stock during the nine months ended March 31, 2000. The Board of Directors had authorized the repurchase, and management believed that the repurchase of these shares would benefit the shareholders by increasing book value per share with no material adverse effect on working capital. Book value per share at March 31, 2000 increased by approximately $0.59 per share since June 30, 1999 to approximately $7.17 per share.

Cash and cash equivalents decreased since June 30, 1999 by approximately $98,000. Net accounts receivable increased by approximately $814,000 to $6.3 million from $5.5 million at June 30, 1999. Receivables have increased primarily because the majority of orders for the month of March 2000 were shipped in the last half of the month and were not due to be collected until late April or early May 2000. Since June 30, 1999, inventories decreased by approximately $2.5 million to $9.3 million from $11.9 million. The decrease in inventories is reflective of management's efforts to reduce prior seasons' inventories and the implementation of improved controls relating to levels of production for current-season merchandise. Due to the combination of these and other factors, during the nine months ended March 31, 2000, operating activities provided cash of approximately $3.2 million.

Other current assets decreased by approximately $683,000 since June 30, 1999 to approximately $485,000. The change was due primarily to a decrease in income taxes receivable during the nine months ended March 31, 2000.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the nine months ended March 31, 2000, the Company spent approximately $300,000 for the purchase of property and equipment, and approximately $470,000 in depreciation and amortization was charged to current operations. During the same nine-month period, investing activities used cash of approximately $270,000, primarily due to purchases of fixed assets.

Accounts payable and accrued expenses decreased by approximately $390,000 since June 30, 1999. The decrease was due to a combination of several factors including a decrease of approximately $330,000 in accounts payable and a decrease of approximately $58,000 in accrued sales commissions payable.

Total shareholders' equity decreased by approximately $1.8 million for the nine-month period. The decrease was primarily attributable to the repurchase of 615,000 shares of the Company's common stock during the nine month period at a cost of approximately $2.5 million combined with net income for the same period. Book value per share increased by approximately $0.59 to $7.17 per share at March 31, 2000 as compared with $6.58 per share at June 30, 1999.

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

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended March 31, 2000 and 1999 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

The Company is in the process of completing amendments to material quarterly financial information for the prior reporting periods of fiscal 1999 and 1998. The Company expects to complete the amendments to that information and to file amended Forms 10-Q for those interim periods by March 15, 2001.

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

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On December 11, 2000, the Panel rendered its decision, granting an exception to the filing requirement set forth in Nasdaq Marketplace Rule 4310, requiring that on or before January 15, 2001, the Company file amended Forms 10-Q for all quarters during fiscal years 2000, 1999 and 1998. Further, the Panel determined that the Company's late filings of Form 10-K for the fiscal year ended June 30, 2000 and its Form 10-Q for the period ended September 30, 2000 merited the application of additional and more stringent criteria under Marketplace Rule 4300. Accordingly, the Panel stated that if the Company satisfies the first protion of the Panel's exception expiring January 15, 2001, the Company must also timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before December 31, 2001. The Panel stated in its decision that if the Company fails to make any filing in accordance with the exception granted, the Company will not be entitled to a new hearing and its securities will be de-listed from Nasdaq. Based upon its determination, the Panel ordered that trading resume in the Company's securities on Nasdaq effective December 12, 2000.

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

Net sales for the fiscal quarter and nine months ended March 31, 2000, were approximately $7.8 million and $17.8 million, respectively, decreases of approximately $78,000 or 1%, and $3.1 million or 15%, from net sales of approximately $8.0 million and $21.1 million for the same periods in the prior fiscal year. The decrease in net sales was primarily due to fewer orders placed by golf professional shops for the Fall 1999 season, continued reduction of prior seasons' inventories at reduced selling prices, and relatively flat sales in the intensely competitive golf apparel market as a whole.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's gross profit, as a percentage of net sales, was approximately 28% and 32% for the quarter and nine months ended March 31, 2000, respectively, and 29% and 35% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of prior seasons' inventories at reduced sales prices and increases in direct costs. During the quarter ended December 31, 1999, management implemented new marketing strategies designed to improve brand loyalty for the Company's products in an attempt to bolster future sales and gross profit margins.

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2000 decreased by approximately $15,000 and $443,000, or 1% and 8%, respectively to approximately $2.0 million and $5.3 million from $2.0 million and $5.7 million for the same periods in the prior fiscal year. The decrease was primarily attributable to commissions paid to independent sales representatives on lower sales volume and decreased advertising and general and administrative expenditures. As a percentage of sales, selling, general and administrative expenses were 26% and 30% for the quarter and nine months ended March 31, 2000, respectively, as compared with 30% and 28% for the same periods in the prior fiscal year.

Other income, net for the nine months ended March 31, 2000 was approximately $508,000, an increase of approximately $208,000, or 69%, as compared with $300,000 for the same nine-month period in the prior fiscal year. The increase was primarily attributable to refunds of state income taxes from the amendments of prior years' tax returns and greater interest earned on cash equivalents.

During the three months ended March 31, 2000, the Company increased its ownership in its subsidiary to a 100% interest through the combination of exchanging outstanding debt owed to the Company by the subsidiary for additional equity in the subsidiary plus the purchase of the remaining minority shares outstanding from the minority stockholders. The subsidiary incurred a loss for the nine-month period ended March 31, 2000. Because the minority interest in the equity of the subsidiary had previously been reduced to zero, the entire loss of the subsidiary for the period was absorbed by the Company.

Income from continuing operations before minority loss and provision for income taxes increased by approximately $37,000, or 11%, to approximately $368,000 for the fiscal quarter ended March 31, 2000, from $331,000 for the same quarter in the prior fiscal year. Income from continuing operations before minority loss and provision for income taxes decreased by approximately $1.1 million, or 55%, to approximately $859,000 for the nine months ended March 31, 2000, from $1.9 million for the same period in the prior fiscal year. The decrease for the nine-month period was primarily attributable to lower sales volume and lower gross margins.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's effective tax rates for the nine months ended March 31, 2000 and 1999 were 38% and 43%, respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended March 31, 2000, net income increased by approximately $88,000 or 63% when compared to the same three-month period in the prior fiscal year. The increase was primarily due to comparatively higher other income. For the nine months ended March 31, 2000, net income decreased by approximately $553,000, or 51%, when compared with the same nine-month period in the prior fiscal year. The decrease was primarily the result of lower sales volume, lower gross margins, and higher percentage of sales with respect to selling, general and administrative expenses.

Both the basic and diluted earnings per share were $0.06 and $0.14 for the fiscal quarter and six months ended December 31, 1999, respectively. This compares to basic and diluted earnings per share of $0.03 and $0.24 for the same periods in prior fiscal year.

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of January 31, 2001, the Company had not experienced, nor does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

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