Form 10-Q
period 2000-12-31
SPORT HALEY INC
filed 2001-02-20
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                       OUTSTANDING AT FEBRUARY 14, 2001
     COMMON STOCK, NO PAR VALUE                         3,441,985

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                               3

       CONSOLIDATED STATEMENTS OF INCOME                                         4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10

PART II - OTHER INFORMATION                                                     16

SIGNATURES                                                                      17


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                        December 31,    June 30,
                                                            2000          2000
                                                        ------------    --------
                                                        (Unaudited)      (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                            $ 7,325      $ 6,676
     Marketable securities                                     --        1,967
     Accounts receivable, net of allowances of
       $133 and $130, respectively                          4,230        4,795
     Inventories                                           11,524        9,659
     Other current assets                                     858          669
     Deferred taxes                                            93          113
                                                          -------      -------
       Total current assets                                24,030       23,879

Property and equipment, net                                 2,045        2,364
Deferred taxes                                                213          203
Other assets                                                  266          176
                                                          -------      -------
Total Assets                                              $26,554      $26,622
                                                          =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $   740      $   848
     Accrued commissions and other expenses                   532          532
                                                          -------      -------
       Total current liabilities                            1,272        1,380
                                                          -------      -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                 --           --
     Common stock, no par value; 15,000,000 shares
       authorized; 3,460,385 shares issued and
       outstanding, respectively                           13,108       13,108
     Additional paid-in capital                             1,187        1,177
     Retained earnings                                     10,987       10,957
                                                          -------      -------
       Total shareholders' equity                          25,282       25,242
                                                          -------      -------
Total Liabilities and Shareholders' Equity                $26,554      $26,622
                                                          =======      =======



*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months Ended             Six Months Ended
                                                December 31,                  December 31,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net sales                                 $  4,963       $  4,726       $ 10,826       $  9,962

Cost of goods sold                           3,234          3,067          7,279          6,545
                                          --------       --------       --------       --------
Gross profit                                 1,729          1,659          3,547          3,417

Selling, general and
     administrative expense                  1,922          1,604          3,866          3,249
                                          --------       --------       --------       --------
Income (loss) from operations                 (193)            55           (319)           168

Other income, net                              159            113            372            323
                                          --------       --------       --------       --------
Income (loss) before provision
     for income taxes                          (34)           168             53            491

(Provision) benefit for income taxes            11            (72)           (23)          (191)
                                          --------       --------       --------       --------
Net income (loss)                         $    (23)      $     96       $     30       $    300
                                          ========       ========       ========       ========
Basic and diluted earnings
     (loss) per common share              $  (0.01)      $   0.03       $   0.01       $   0.08
                                          ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Six Months Ended
                                                                   December 31,
                                                            -------------------------
                                                               2000           1999
                                                            -----------   -----------
                                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    30       $   300

Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                              386           317
       Deferred taxes and other                                    25           (36)
       Allowance for doubtful accounts                             97           206
       Allowance for sales returns                                 --           (28)
       Stock option compensation                                   10           105

Cash provided (used) due to changes in assets
   and liabilities:
     Accounts receivable                                          468         1,693
     Inventory                                                 (1,865)          279
     Other assets                                                (327)          252
     Accounts payable                                            (108)         (399)
     Accrued commissions and other expenses                        --          (274)
                                                              -------       -------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (1,284)        2,415
                                                              -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                 2,000            --
     Sale of fixed assets                                          --            54
     Purchase of fixed assets                                     (67)         (150)
                                                              -------       -------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        1,933           (96)
                                                              -------       -------

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          Six Months Ended
                                                            December 31,
                                                     ------------------------
                                                        2000          1999
                                                     -----------  -----------
                                                     (Unaudited)  (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock        $    --      $    11
     Repurchase of common stock                             --       (2,315)
                                                       -------      -------
       NET CASH USED BY FINANCING ACTIVITIES                --       (2,304)
                                                       -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  649           15
CASH AND CASH EQUIVALENTS, BEGINNING                     6,676        8,581
                                                       -------      -------
CASH AND CASH EQUIVALENTS, ENDING                      $ 7,325      $ 8,596
                                                       =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Income taxes                                    $   248      $    --
                                                       =======      =======
       Interest                                        $    --      $    24
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

NOTE 2 REPURCHASE OF COMMON STOCK

     The Company's Board of Directors previously authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued common stock.

     Through December 31, 2000, the Company repurchased a total of 1,497,000 shares of its common stock at a cumulative cost of approximately $10.2 million.

     From January 1, 2001 through February 15, 2001, the Company repurchased an additional 18,400 shares of its common stock at a cost of approximately $59,000.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 COMMON STOCK OPTIONS

     As of December 31, 2000, the maximum number of shares of common stock available for award grants (including incentive stock options) was 88,665.

     At December 31, 2000, there were outstanding options to purchase 529,881 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 5, 2010.

NOTE 4 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                      Three Months ended December 31, 2000
                                     ---------------------------------------
                                                   Weighted
                                      Loss      Average Shares    Per Share
                                   ---------    --------------    ---------
EARNINGS PER COMMON SHARE

Basic loss per share               $ (23,000)      3,460,385      $  (0.01)
Effect of dilutive securities
   options                                --              --         --
                                   ---------       ---------      --------
Diluted loss per share             $ (23,000)      3,460,385      $  (0.01)
                                   =========       =========      ========

                                      Six Months ended December 31, 2000
                                     ------------------------------------
                                       Net        Weighted
                                     Income     Average Shares   Per Share
                                   ---------    --------------   ---------
EARNINGS PER COMMON SHARE

Basic earnings per share           $  30,000      3,460,385      $   0.01

Effect of dilutive securities
   options                                --         44,112         --
                                   ---------      ---------      --------
Diluted earnings per share         $  30,000      3,504,497      $   0.01
                                   =========      =========      ========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Three Months ended December 31, 1999
                                     ------------------------------------
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
                                   =========      =========      ========


                                      Six Months ended December 31, 1999
                                     ------------------------------------
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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at December 31, 2000 was approximately $22.8 million and was approximately $22.5 million at June 30, 2000. Working capital increased primarily because of a decrease in net accounts receivable at December 31, 2000.

Since June 30, 2000, inventories increased by approximately $1.9 million to $11.5 million from $9.6 million. The increase in inventories was due to draws on letters of credit for finished goods purchases from foreign suppliers and management's efforts to maximize the fill rate for the Spring 2001 selling season's customer orders scheduled to ship beginning in November 2000. At December 31, 2000, the fill rate for pending Spring 2001 customer orders approximated 98 percent, which was historically the best fill rate the Company had ever achieved near the beginning of a selling season. The increase in inventories also represents a change in the Company's business relating to purchases of finished goods inventories. Prior to June 30, 2000, the Company manufactured and purchased finished goods inventories primarily by utilizing domestic suppliers. Since June 30, 2000, the Company has begun to purchase a significantly larger percentage of finished goods from foreign suppliers. Purchasing finished goods from foreign suppliers resulted in increased finished goods inventories because the Company usually receives a substantial portion of an entire selling season's finished goods inventory for a particular item or items all in one shipment from a foreign supplier. The Company's increased reliance on foreign suppliers also increases the risk that the Company's revenues might be adversely affected if a foreign shipment were late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its domestic and foreign suppliers. However, the Company's increased reliance on foreign suppliers increases the risk that the Company would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cash and cash equivalents plus marketable securities decreased since June 30, 2000 by approximately $1.3 million. The decrease is primarily attributable to the increase in inventories described above of approximately $1.9 million over the six-month period. Net accounts receivable decreased by approximately $565,000 to $4.2 million from $4.8 million at June 30, 2000. The decrease in accounts receivable is typical for the second fiscal quarter, historically the Company's weakest fiscal quarter for sales revenue. Because of the combination of these and other factors, during the six months ended December 31, 2000, operating activities used cash of approximately $1.3 million.

Other current assets plus current deferred taxes increased by approximately $169,000 since June 30, 2000 to $951,000 from $782,000. The increase was due primarily to an increase in prepaid tradeshow expenses and an increase in prepaid insurance during the six months ended December 31, 2000.

For the six months ended December 31, 2000, the Company spent approximately $67,000 for the purchase of property and equipment, and approximately $386,000 in depreciation and amortization was charged to current operations. During the same six-month period, investing activities provided cash of approximately $1.9 million primarily due to the redemption of held-to-maturity investments.

Other long-term assets plus long-term deferred taxes have increased by approximately $100,000 since June 30, 2000 to $479,000 from $379,000. The increase was due primarily to capitalized expenditures related to updating the Company's independent sales representative order entry system.

Accounts payable and accrued expenses decreased by approximately $108,000 since June 30, 2000. The decrease was primarily due to a reduction in trade accounts payable combined with many other factors.

Total shareholders' equity increased by approximately $40,000 for the six-month period. The increase was attributable to net income for the same period combined with the required amortization of stock option expense. Book value per share increased by approximately $0.02 per share at December 31, 2000 to $7.31, as compared with $7.29 per share at June 30, 2000.

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

The Company is in the process of completing corrections to material quarterly financial information for the prior interim reporting periods of fiscal years 1999 and 1998. The Company expects to complete the corrections to material quarterly information for fiscal year 1998 and to file amended Forms 10-Q for fiscal year 1999 by March 15, 2001.

The restatements described above may lead to litigation against the Company. There is no litigation currently pending or threatened against the Company concerning the restatements. However, if such litigation is initiated, it could have a material adverse impact on the Company's income from continuing operations.

The Company has incurred approximately $350,000 in expenses related to the restatements of its fiscal year 1999 and 1998 financial statements and the correction of material quarterly information for fiscal years 2000 and 1999. The Company is presently evaluating whether such expenses will be recoverable in a future reporting period.

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

On December 26, 2000, the Company notified Nasdaq of its request that the Nasdaq Listing Review Council (the "Review Council") review the Panel's decision. The Company requested that the Review Council grant it additional time in which to comply with the filing of historical amended Forms 10-Q and requested that the additional and more stringent criteria under Marketplace Rule 4300 be applied only in the event the Company fails to make any current filing during the calendar year 2001, or has not filed the amended quarterly Forms 10-Q for fiscal years 2000, 1999 and 1998 by March 15, 2001. The Company filed amended Forms 10-Q for fiscal year 2000 on January 16, 2001. On or about January 25, 2001, the Review Council granted the Company the requested extension to file the remaining amended quarterly filings on or before March 15, 2001. The Review Council's review of the remaining portions of the Panel's decision is pending. In the meantime, the Company is diligently working to complete the amended Forms 10-Q for fiscal year 1999 and expects to file the amended information by March 15, 2001.

The Company was advised in a letter dated November 7, 2000 that the Securities and Exchange Commission (the "Commission") is conducting an informal inquiry into matters concerning the Company. The Commission made an informal request that the Company voluntarily produce certain documents. The Company has provided the requested documents to the Commission. In addition, the Company has voluntarily provided testimony to the Commission.


RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the fiscal quarter and six months ended December 31, 2000, were approximately $5.0 million and $10.8 million, respectively, increases of approximately $237,000 or 5%, and $864,000 or 9%, from net sales of approximately $4.7 million and $10.0 million for the same periods in the prior fiscal year. The increase in net sales was primarily due to increased bookings for the Fall 2000 season.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's gross profit, as a percentage of net sales, was approximately 35% and 33% for the quarter and six months ended December 31, 2000, respectively, and 35% and 34% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including: (i) differences between the quarters in the compositions of apparel sold in the disposals of excess prior seasons' inventories at reduced sales prices; and, (ii) reduced billings for freight and handling charges related to late shipments to customers of the Fall 2000 season's merchandise during the three months ended September 30, 2000.

Selling, general and administrative expenses for the quarter and six months ended December 31, 2000 increased by approximately $318,000 and $617,000, or 20% and 19%, respectively, to approximately $1.9 million and $3.9 million from $1.6 million and $3.2 million for the same periods in the prior fiscal year. The increase was primarily attributable to additional accounting, legal and other expenses of approximately $350,000 incurred relating to the re-auditing of the Company's financial statements for fiscal years 1999 and 1998 and the correcting of material quarterly information for the quarters of fiscal years 2000 and 1999. As noted above, the Company is currently evaluating whether any or all of those additional expenses are recoverable. There is no assurance that any or all of the additional $350,000 in expenses incurred may be recovered. Other major factors that caused an increase in selling, general and administrative expenses were higher sales commissions paid on higher sales volume and higher promotional advertising expenditures. As a percentage of sales, selling, general and administrative expenses were 39% and 36% for the quarter and six months ended December 31, 2000, respectively, as compared with 34% and 33% for the same periods in the prior fiscal year. The additional accounting, legal and other expenses relating to the re-audited financial statements and corrected quarterly information as a percentage of sales were approximately 6% and 3% for the quarter and six months ended December 31, 2000, respectively.

Income (loss) before provision for income taxes decreased by approximately $202,000, or 120%, to approximately ($34,000) for the fiscal quarter ended December 31, 2000, from $168,000 for the same quarter in the prior fiscal year. Income before provision for income taxes decreased by approximately $438,000, or 89%, to approximately $53,000 for the six months ended December 31, 2000, from $491,000 for the same period in the prior fiscal year.

The Company's effective tax rates for the six months ended December 31, 2000 and 1999 were 32% and 43%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended December 31, 2000, net income decreased by approximately $119,000 or 124% when compared to the same three-month period in the prior fiscal year. For the six months ended December 31, 2000, net income decreased by approximately $270,000, or 90%, when compared with the same six-month period in the prior fiscal year. The decreases were primarily the result of the higher percentage of sales with respect to selling, general and administrative expenses.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Both the basic and diluted earnings per share were ($0.01) and $0.01 for the fiscal quarter and six months ended December 31, 2000, respectively. This compares to basic and diluted earnings per share of $0.03 and $0.08 for the same periods in prior fiscal year. Had the Company not incurred the additional accounting, legal and other expenses relating to the re-auditing of the Company's financial statements for fiscal years 1999 and 1998 and the correcting of material quarterly financial information for the quarters of fiscal years 2000 and 1999, both the basic and diluted pre-tax earnings per share would have been $0.08 and $0.11 for the fiscal quarter and six months ended December 31, 2000, respectively, as compared with both the basic and diluted pre-tax earnings per share of $0.04 and $0.13 for the fiscal quarter and six months ended December 31, 1999, respectively.

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of February 19, 2001, the Company had not experienced, nor does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS - NONE

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS- NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 OTHER INFORMATION - NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS - NONE

       (B)  REPORTS ON FORM 8-K

            The Company filed a Report on Form 8-K, dated October 19, 2000, reporting a delay in filing the Company's Form 10-K for the year ended June 30, 2000 and the expected restatement of financial statements for the years ended June 30, 1999 and 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: February 19, 2001                /s/ Robert G. Tomlinson
      -----------------                -----------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: February 19, 2001                /s/ Patrick W. Hurley
      -----------------                ---------------------
                                       Patrick W. Hurley
                                       Chief Financial Officer