Form 10-Q/A
period 1998-09-30
SPORT HALEY INC
filed 2001-03-15
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

               CLASS                          OUTSTANDING AT MARCH 9, 2001
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


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                       SEPTEMBER 30,   JUNE 30,
                                                           1998          1998
                                                       ------------    -------
                                                        (UNAUDITED)     (***)
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 5,411      $ 4,505
  Marketable securities                                        --        1,996
  Accounts receivable, net of allowances
   of $232 and $261, respectively                           5,927        6,647
  Inventories                                              16,243       16,445
  Other current assets                                        652          340
  Deferred taxes                                              154          179
                                                          -------      -------
   Total current assets                                    28,387       30,112

Property and equipment, net                                 2,242        2,271
Net assets of discontinued operations                         430          441
Goodwill                                                       87           94
Deferred taxes                                                 87           53
Other assets                                                   39           37
                                                          -------      -------
Total Assets                                              $31,272      $33,008
                                                          =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                          $   500      $   500
  Accounts payable                                            292        1,847
  Accrued commissions and other expenses                      580        1,005
                                                          -------      -------
   Total current liabilities                                1,372        3,352
                                                          -------      -------
Minority interest                                              54           60
                                                          -------      -------
Shareholders' equity:
  Preferred stock, no par value; 1,500,000 shares
   authorized; none issued and outstanding                     --           --
  Common stock, no par value; 15,000,000 shares
   authorized; 4,455,254 and 4,512,962 shares issued
   and outstanding, respectively                           17,783       18,416
  Additional paid-in capital                                1,451        1,386
  Retained earnings                                        10,612        9,794
                                                          -------      -------
   Total shareholders' equity                              29,846       29,596
                                                          -------      -------
Total Liabilities and Shareholders' Equity                $31,272      $33,008
                                                          =======      =======

***  Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                               AS            AS
                                                             AMENDED       AMENDED
                                                              1998          1997
                                                           -----------   -----------
                                                           (UNAUDITED)   (UNAUDITED)
Net sales                                                    $ 7,350       $ 6,645

Cost of goods sold                                             4,117         3,994
                                                             -------       -------
Gross profit                                                   3,233         2,651

Selling, general and administrative expense                    2,032         1,780
                                                             -------       -------
Income from operations                                         1,201           871

Other income, net                                                119           158

Recognized loss on available for sale securities                  --          (215)
                                                             -------       -------
Income from continuing operations before
     minority loss and provision for income taxes              1,320           814

Minority loss                                                      6            --

Provision for income taxes                                      (506)         (376)
                                                             -------       -------
Income from continuing operations                                820           438

Discontinued operations:
     Income (loss) from discontinued operations,
     net of income tax (expense) benefit of 1 and (17),
     respectively                                                 (2)           28
                                                             -------       -------
Net income                                                   $   818       $   466
                                                             =======       =======
Basic and diluted earnings per common share                  $  0.18       $  0.10
                                                             =======       =======


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                       AS           AS
                                                                     AMENDED      AMENDED
                                                                      1998         1997
                                                                  -----------   -----------
                                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   818       $   466

Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
       Depreciation and amortization                                    171           114
       Deferred taxes and other                                           1           (39)
       Allowance for doubtful accounts                                   15            --
       Stock option compensation                                         65            67
       Minority interest                                                 (6)           --
       Recognized loss on available for sale securities                  --           215
Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                                705           557
     Inventory                                                          202          (881)
     Other assets                                                      (324)           20
     Accounts payable                                                (1,555)          737
     Accrued commissions and other expenses                            (425)         (133)
     Accrued income taxes                                                --           411
                                                                    -------       -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (333)        1,534
                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held to maturity investments                       2,000         2,365
     Purchase of fixed assets                                          (127)         (123)
     Purchase of held to maturity investments                            --        (4,569)
                                                                    -------       -------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               1,873        (2,327)
                                                                    -------       -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                               AS            AS
                                                             AMENDED       AMENDED
                                                              1998          1997
                                                           -----------   -----------
                                                           (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock              $    16       $   112
     Repurchase of common stock                                 (650)           --
                                                             -------       -------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (634)          112
                                                             -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             906          (681)

CASH AND CASH EQUIVALENTS, BEGINNING                           4,505         7,828
                                                             -------       -------
CASH AND CASH EQUIVALENTS, ENDING                            $ 5,411       $ 7,147
                                                             =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Income taxes                                          $   330       $     4
                                                             =======       =======
       Interest                                              $    10       $    --
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

NOTE 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company determined that its financial statements for the years ended June 30, 1999 and 1998 required restatement. The restatements resulted from corrections related to accounting for work- in-progress inventory, capitalization of certain prepaid and fixed assets, the acquisition of the Company's subsidiary and the related minority interest in the subsidiary's losses, certain losses relating to discontinued operations and the income tax benefit from stock options exercised.

     The following comparison of consolidated statements of income for the three months ended September 30, 1998 and 1997 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              ------------------------------------------------------
                                              AS ORIGINALLY      AS       AS ORIGINALLY     AS
                                                REPORTED       AMENDED       REPORTED     AMENDED
                                                  1998          1998          1997          1997
                                              -------------  -----------  -------------  -----------
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales                                        $ 7,496       $ 7,350       $ 6,835       $ 6,645
Cost of goods sold                                 4,609         4,117         4,258         3,994
                                                 -------       -------       -------       -------
Gross profit                                       2,887         3,233         2,577         2,651
Selling, general and
     administrative expense                        1,842         2,032         1,652         1,780
                                                 -------       -------       -------       -------
Income (loss) from operations                      1,045         1,201           925           871

Other income, net                                    119           119           107           158
Recognized loss on available for
     sale securities                                  --            --            --          (215)
                                                 -------       -------       -------       -------
Income from continuing operations
     before minority loss and
     provision for income taxes                    1,164         1,320         1,032           814
Minority loss                                         13             6            --            --
Provision for income taxes                          (350)         (506)         (280)         (376)
                                                 -------       -------       -------       -------
Income from continuing operations                    827           820           752           438

Discontinued operations:
     Income (loss) from discontinued
     operations, net of income tax
     (expense) benefit of 0, 1, 0 and (17),
     respectively                                     --            (2)           --            28
                                                 -------       -------       -------       -------
Net income                                           827           818           752           466

Other comprehensive income:
     Unrealized holding losses on
     available for sale securities                    --            --          (164)           --
                                                 -------       -------       -------       -------
Comprehensive income                             $   827       $   818       $   588       $   466
                                                 =======       =======       =======       =======
Basic and diluted earnings
     per common share                            $  0.18       $  0.18       $  0.16       $  0.10
                                                 =======       =======       =======       =======


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 REPURCHASE OF COMMON STOCK

     The Company's Board of Directors previously authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued common stock. Through September 30, 1998, the Company had repurchased a total of 460,000 shares of its common stock at a cost of approximately $5.4 million.

NOTE 4 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                                        ---------------------------------------
                                            NET        WEIGHTED
                                          INCOME     AVERAGE SHARES   PER SHARE
                                        ---------    --------------   ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $ 818,000      4,501,946      $   0.18

     Effect of dilutive securities
        options and warrants                   --         81,374            --
                                        ---------      ---------      --------
     Diluted earnings per share         $ 818,000      4,583,320      $   0.18
                                        =========      =========      ========


                                         THREE MONTHS ENDED SEPTEMBER 30, 1997
                                        ---------------------------------------
                                            NET        WEIGHTED
                                          INCOME     AVERAGE SHARES   PER SHARE
                                        ---------    --------------   ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $ 466,000      4,659,185      $   0.10

     Effect of dilutive securities
        options and warrants                   --        156,072            --
                                        ---------      ---------      --------
     Diluted earnings per share         $ 466,000      4,815,257      $   0.10
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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12-month period following September 30, 1998. The Company did not make any periodic borrowings under its revolving line of credit during the same 12-month period. Working capital at September 30, 1998 was approximately $27.0 million and was approximately $26.8 million at June 30, 1998.

Cash and cash equivalents increased since June 30, 1998 by approximately $906,000. Net accounts receivable decreased by approximately $720,000 to $5.9 million from $6.6 million at June 30, 1998. Since June 30, 1998, inventories decreased by approximately $202,000 to $16.2 million from $16.4 million. Due to other factors combined with the decreases in net accounts receivable and inventories, during the fiscal quarter ended September 30, 1998, operating activities used cash of approximately $333,000.

Other current assets increased by approximately $312,000 since June 30, 1998 to approximately $652,000. The change was due primarily to an increase in inventory deposits during the three months ended September 30, 1998.

For the three months ended September 30, 1998, the Company spent approximately $127,000 for the purchase of property and equipment, and approximately $171,000 in depreciation and amortization was charged to current operations. During the same three-month period, investing activities provided cash of approximately $1.9 million, primarily due to the redemption of held to maturity investments.

Accounts payable and accrued expenses decreased by approximately $2.0 million since June 30, 1998. The decrease was primarily due to the combination of decreases in trade accounts payable, accrued payroll expenses and accrued sales commissions payable.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total shareholders' equity increased by approximately $250,000 for the fiscal quarter. The increase was primarily attributable to net income for the fiscal quarter combined with the repurchase of 60,000 shares of the Company's common stock during the same three-month period at a cost of approximately $650,000. Book value per share increased by approximately $0.14 to $6.70 per share at September 30, 1998 as compared with $6.56 per share at June 30, 1998.

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

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended September 30, 1998 and 1997 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

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

The Company has incurred approximately $380,000 in expenses related to the restatements of its fiscal year 1999 and 1998 financial statements and the correction of material quarterly information for fiscal years 2000, 1999 and 1998. The Company is presently evaluating whether such expenses will be recoverable in a future reporting period.

As previously reported, on October 16, 2000, The Nasdaq Stock Marketr ("Nasdaq") halted trading in the securities of the Company and requested additional information from the Company. Nasdaq advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq advised the Company that the trading halt would continue until the Company complied with Nasdaq's request for additional information, which the Company provided. Nasdaq further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company appeared at a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") on November 10, 2000 in order to address the proposed de-listing of the Company's securities.

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

                               SPORT-HALEY, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company was advised in a letter dated November 7, 2000 that the Securities and Exchange Commission (the "Commission") is conducting an informal inquiry into matters concerning the Company. The Commission made an informal request that the Company voluntarily produce certain documents. The Company provided the requested documents to the Commission. In addition, the Company voluntarily provided testimony to the Commission.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the fiscal quarter ended September 30, 1998, were approximately $7.4 million, an increase of approximately $705,000, or 11%, from net sales of $6.6 million for the same quarter in the prior fiscal year. The increase in net sales was due to a combination of factors, including a comparatively wider distribution of the women's and men's product lines.

The Company's gross profit, as a percentage of net sales, was 44% for the quarter ended September 30, 1998, and 40% for the same quarter in the prior fiscal year. The increase in gross profit was primarily due to a lower percentage of sales discounts and term discounts allowed during the three months ended September 30, 1998.

Selling, general and administrative expenses increased by approximately $252,000, or 14%, to approximately $2.0 million for the fiscal quarter ended September 30, 1998, from $1.8 million for the same quarter in the prior fiscal year. The increase was primarily attributable to commissions paid to independent sales representatives on higher sales volume and increased advertising and general and administrative expenditures. As a percentage of sales, selling, general and administrative expenses were approximately 28% and 27% for the fiscal quarters ended September 30, 1998 and 1997, respectively.

Other income, net for the quarter ended September 30, 1998 was approximately $119,000, a decrease of approximately $39,000, or 25%, as compared with $158,000 for the same quarter in the prior fiscal year. The decrease was primarily attributable to lower interest income earned on a decreased amount of cash equivalents and held to maturity securities.

Income from continuing operations before minority loss and provision for income taxes increased by approximately $506,000, or 62%, to approximately $1.3 million for the fiscal quarter ended September 30, 1998, from $814,000 for the same quarter in the prior fiscal year. The increase was primarily attributable to higher gross margins achieved during the fiscal quarter ended September 30, 1998 combined with the loss on available for sale securities that was recognized during the fiscal quarter ended September 30, 1997. During the fiscal year ended June 30, 1996, the Company invested approximately $234,000 in the common stock of Brassie Golf. In the fiscal quarter ended September 30, 1997, management determined that the Company's investment in Brassie Golf was permanently impaired, and the Company recognized a loss on available for sale securities of approximately $215,000 during that fiscal quarter.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's effective tax rates for the fiscal quarters ended September 30, 1998 and 1997 were 38% and 46%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended September 30, 1998, income from continuing operations increased by approximately $382,000 or 87% when compared to the same three-month period in the prior fiscal year. The increase was primarily the result of higher gross margins achieved during the fiscal quarter ended September 30, 1998 combined with the loss recognized on available for sale securities during the fiscal quarter ended September 30, 1997.

The Company discontinued the manufacturing and sale of headwear during the fiscal year ended June 30, 1999, and had disposed of all inventories and equipment related to its headwear operations as of December 31, 1999. Included in earnings for the fiscal quarter ended September 30, 1998 was a loss of approximately $2,000, net of income tax benefit of approximately $1,000, from discontinued headwear manufacturing operations. Comparatively, income from discontinued headwear manufacturing operations for the fiscal quarter ended September 30, 1997 was approximately $28,000, net of income tax expense of approximately $17,000.

Both the basic and diluted earnings per share were $0.18, for the quarter ended September 30, 1998. This compares to basic and diluted earnings per share of $0.10 for the same quarter in prior fiscal year.

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of March 15, 2001, the Company had not experienced, nor does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

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


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: March 15, 2001                   /s/ Robert G. Tomlinson
                                       ------------------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: March 15, 2001                   /s/ Patrick W. Hurley
                                       ------------------------------
                                       Patrick W. Hurley
                                       Chief Financial Officer