Form 10-Q/A
period 1998-12-31
SPORT HALEY INC
filed 2001-03-15
CIK 892653

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


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                            DECEMBER 31,   JUNE 30,
                                                                1998        1998
                                                            -----------   -----------
                                                            (UNAUDITED)     (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                $ 4,809      $ 4,505
     Marketable securities                                        983        1,996
     Accounts receivable, net of allowances of
       $127 and $261, respectively                              4,954        6,647
     Inventories                                               16,065       16,445
     Other current assets                                         949          340
     Deferred taxes                                               172          179
                                                              -------      -------
       Total current assets                                    27,932       30,112

Property and equipment, net                                     2,409        2,271
Net assets of discontinued operations                             419          441
Goodwill                                                           89           94
Deferred taxes                                                    101           53
Other assets                                                       36           37
                                                              -------      -------
Total Assets                                                  $30,986      $33,008
                                                              =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                           $   600      $   500
     Accounts payable                                             321        1,847
     Accrued commissions and other expenses                       490        1,005
                                                              -------      -------
       Total current liabilities                                1,411        3,352
                                                              -------      -------
Minority interest                                                  --           60
                                                              -------      -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                     --           --
     Common stock, no par value; 15,000,000 shares
       authorized; 4,408,362 and 4,512,962 shares issued
       and outstanding, respectively                           17,324       18,416
     Additional paid-in capital                                 1,516        1,386
     Retained earnings                                         10,735        9,794
                                                              -------      -------
       Total shareholders' equity                              29,575       29,596
                                                              -------      -------
Total Liabilities and Shareholders' Equity                    $30,986      $33,008
                                                              =======      =======


*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                     1998           1997          1998           1997
                                                 -----------    -----------    -----------    -----------
                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net sales                                          $  5,559       $  6,338       $ 12,909       $ 12,983

Cost of goods sold                                    3,729          4,266          7,846          8,260
                                                   --------       --------       --------       --------
Gross profit                                          1,830          2,072          5,063          4,723

Selling, general and
     administrative expense                           1,675          1,554          3,707          3,334
                                                   --------       --------       --------       --------
Income from operations                                  155            518          1,356          1,389

Other income, net                                       111            193            230            351

Recognized loss on available for
     sale securities                                     --             --             --           (215)
                                                   --------       --------       --------       --------
Income from continuing operations
     before minority loss and
     provision for income taxes                         266            711          1,586          1,525

Minority loss                                            54             --             60             --

Provision for income taxes                             (172)          (262)          (678)          (638)
                                                   --------       --------       --------       --------
Income from continuing operations                       148            449            968            887

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 17, 21, 17,
     and 4, respectively                                (25)           (35)           (27)            (7)
                                                   --------       --------       --------       --------
Net income                                         $    123       $    414       $    941       $    880
                                                   ========       ========       ========       ========
Basic and diluted earnings
     per common share                              $   0.03       $   0.09       $   0.21       $   0.19
                                                   ========       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                      AS             AS
                                                                    AMENDED        AMENDED
                                                                      1998          1997
                                                                  -----------   -----------
                                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   941       $   880

Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                                    319           237
       Deferred taxes and other                                         (42)          (94)
       Allowance for doubtful accounts                                   57            --
       Stock option compensation                                        131           155
       Minority interest                                                (60)           --
       Recognized loss on available for sale securities                  --           215
Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                              1,637           740
     Inventory                                                          380        (3,996)
     Other assets                                                      (611)          103
     Accounts payable                                                (1,526)          910
     Accrued commissions and other expenses                            (515)          (35)
     Income taxes payable                                                --           273
                                                                    -------       -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 711          (612)
                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                       2,000         5,932
     Sale of fixed assets                                                45            --
     Purchase of fixed assets                                          (476)         (248)
     Purchase of held-to-maturity investments                          (983)       (4,630)
                                                                    -------       -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                        586         1,054
                                                                    -------       -------

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        -------------------------
                                                             AS            AS
                                                           AMENDED       AMENDED
                                                            1998          1997
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on note payable                              $    99       $    --
     Net proceeds from issuance of common stock                46           395
     Repurchase of common stock                            (1,138)       (2,488)
                                                          -------       -------
       NET CASH USED BY FINANCING ACTIVITIES                 (993)       (2,093)
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          304        (1,651)

CASH AND CASH EQUIVALENTS, BEGINNING                        4,505         7,828
                                                          -------       -------
CASH AND CASH EQUIVALENTS, ENDING                         $ 4,809       $ 6,177
                                                          =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Income taxes                                       $   694       $   466
                                                          =======       =======
       Interest                                           $    22       $    --
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

     The following comparison of consolidated statements of income for the three months and six months ended December 31, 1998 and 1997 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              ------------------------------------------------------
                                              AS ORIGINALLY      AS       AS ORIGINALLY      AS
                                                 REPORTED      AMENDED      REPORTED       AMENDED
                                                   1998          1998         1997          1997
                                              -------------  -----------  -------------  -----------
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales                                        $ 5,640       $ 5,559       $ 6,464       $ 6,338
Cost of goods sold                                 3,713         3,729         4,059         4,266
                                                 -------       -------       -------       -------
Gross profit                                       1,927         1,830         2,405         2,072
Selling, general and
     administrative expense                        1,670         1,675         1,717         1,554
                                                 -------       -------       -------       -------
Income from operations                               257           155           688           518

Other income, net                                    112           111           193           193
Recognized loss on available for
     sale securities                                  --            --            --            --
                                                 -------       -------       -------       -------
Income from continuing operations
     before minority loss and
     provision for income taxes                      369           266           881           711
Minority loss                                         85            54            --            --
Provision for income taxes                          (182)         (172)          (92)         (262)
                                                 -------       -------       -------       -------
Income from continuing operations                    272           148           789           449

Discontinued operations:
     Loss from discontinued operations,
     net of income tax benefit of 0, 17, 0,
     and 21, respectively                             --           (25)           --           (35)
                                                 -------       -------       -------       -------
Net income                                           272           123           789           414

Other comprehensive income:
     Unrealized holding losses on
     available for sale securities                    --            --            --            --
                                                 -------       -------       -------       -------
Comprehensive income                             $   272       $   123       $   789       $   414
                                                 =======       =======       =======       =======
Basic and diluted earnings
     per common share                            $  0.07       $  0.03       $  0.17       $  0.09
                                                 =======       =======       =======       =======


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            SIX MONTHS ENDED DECEMBER 31,
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ---------------------------------------------------------
                                            AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                               REPORTED       AMENDED       REPORTED         AMENDED
                                                 1998           1998           1997           1997
                                            -------------   -----------   -------------   -----------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net sales                                      $ 13,136       $ 12,909       $ 13,299       $ 12,983
Cost of goods sold                                8,322          7,846          8,317          8,260
                                               --------       --------       --------       --------
Gross profit                                      4,814          5,063          4,982          4,723
Selling, general and
     administrative expense                       3,512          3,707          3,369          3,334
                                               --------       --------       --------       --------
Income from operations                            1,302          1,356          1,613          1,389

Other income, net                                   231            230            352            351
Recognized loss on available for
     sale securities                                 --             --             --           (215)
                                               --------       --------       --------       --------
Income from continuing operations
     before minority loss and
     provision for income taxes                   1,533          1,586          1,965          1,525
Minority loss                                        98             60             --             --
Provision for income taxes                         (532)          (678)          (372)          (638)
                                               --------       --------       --------       --------
Income from continuing operations                 1,099            968          1,593            887

Discontinued operations:
     Loss from continuing operations,
     net of income tax benefit of 0,17,0,
     and 4, respectively                             --            (27)            --             (7)
                                               --------       --------       --------       --------
Net income                                        1,099            941          1,593            880

Other comprehensive income:
     Unrealized holding losses on
     available for sale securities                   --             --            (52)            --
                                               --------       --------       --------       --------
Comprehensive income                           $  1,099       $    941       $  1,541       $    880
                                               ========       ========       ========       ========
Basic and diluted earnings
     per common share                          $   0.25       $   0.21       $   0.33       $   0.19
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

     Through December 31, 1998, the Company repurchased a total of 572,000 shares of its common stock at a cumulative cost of approximately $5.8 million.

NOTE 4 COMMON STOCK OPTIONS

     At December 31, 1998, there were outstanding options to purchase 436,099 shares of the Company's common stock at prices ranging from $2.50 to $12.75, with expiration dates between March 15, 2002, and August 10, 2008. During the six-month period ended December 31, 1998, 7,400 options were exercised, on which the Company realized gross proceeds of approximately $46,000.

     During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market price of the Company's stock.

     Included in net income for the six months ended December 31, 1998 is a charge of approximately $131,000 which is a result of applying Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:



                                         THREE MONTHS ENDED DECEMBER 31, 1998
                                        ---------------------------------------
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
                                        =========      =========      ========


                                          SIX MONTHS ENDED DECEMBER 31, 1998
                                        ---------------------------------------
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
                                        =========      =========      ========

                                          THREE MONTHS ENDED DECEMBER 31, 1997
                                        ---------------------------------------
                                           NET          WEIGHTED
                                          INCOME      AVERAGE SHARES  PER SHARE
                                        ----------    --------------  ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $ 414,000      4,600,992      $   0.09

     Effect of dilutive securities
        options and warrants                   --         82,374         --
                                        ---------      ---------      --------
     Diluted earnings per share         $ 414,000      4,683,366      $   0.09
                                        =========      =========      ========


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          SIX MONTHS ENDED DECEMBER 31, 1997
                                        ---------------------------------------
                                           NET          WEIGHTED
                                          INCOME      AVERAGE SHARES  PER SHARE
                                        ----------    --------------  ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $ 880,000      4,630,563      $   0.19

     Effect of dilutive securities
        options and warrants                   --        119,223         --
                                        ---------      ---------      --------
     Diluted earnings per share         $ 880,000      4,539,058      $   0.19
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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12-month period following December 31, 1998. The Company did not make any periodic borrowings under its revolving line of credit during the same 12-month period. Working capital at December 31, 1998 was approximately $26.5 million and was approximately $26.8 million at June 30, 1998. During the six months ended December 31, 1998, the Company expended approximately $1.1 million to repurchase 112,000 shares of its common stock. The Board of Directors had authorized the repurchase, and management believed that the repurchase of these shares would benefit the shareholders by increasing book value per share with no material adverse effect on working capital. Book value per share at December 31, 1998 increased by approximately $0.15 per share since June 30, 1998 to approximately $6.71 per share.

Cash and cash equivalents increased since June 30, 1998 by approximately $304,000. Net accounts receivable decreased by approximately $1.6 million to $5.0 million from $6.6 million at June 30, 1998. Since June 30, 1998, inventories decreased by approximately $380,000 to $16.1 million from $16.4 million. Due to the combination of these and other factors, during the six months ended December 31, 1998, operating activities provided cash of approximately $711,000.

Other current assets increased by approximately $609,000 since June 30, 1998 to approximately $949,000. The change was due primarily to an increase of approximately $332,000 in income taxes receivable and an increase of approximately $154,000 in other receivables during the six months ended December 31, 1998.

For the six months ended December 31, 1998, the Company spent approximately $476,000 for the purchase of property and equipment, and approximately $319,000 in depreciation and amortization was charged to current operations. During the same six-month period, investing activities provided cash of approximately $586,000, due to redemption and purchase of held-to-maturity investments combined with sales and purchases of fixed assets.

                                SPORT-HALEY, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Accounts payable and accrued expenses decreased by approximately $2.0 million since June 30, 1998. The decrease was due to a combination of several factors including decreases of approximately $1.5 million in accounts payable, $261,000 in accrued sales commissions payable and $176,000 in accrued payroll expenses.

Total shareholders' equity decreased by approximately $21,000 for the six months period ended December 31, 1998. The decrease was primarily attributable to the repurchase of 112,000 shares of the Company's common stock during the six-month period at a cost of approximately $1.1 million combined with net income for the same period. Book value per share increased by approximately $0.15 to $6.71 per share at December 31, 1998 as compared with $6.56 per share at June 30, 1998.

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

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended December 31, 1998 and 1997 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

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

As previously reported, on October 16, 2000, The Nasdaq Stock Marketr ("Nasdaq"), halted trading in the securities of the Company and requested additional information from the Company. Nasdaq advised the Company that the trading halt was instituted because of the Company's alleged failure to observe certain corporate governance requirements for ongoing listing of its securities on the Nasdaq National Market. Nasdaq advised the Company that the trading halt would continue until the Company complied with Nasdaq's request for additional information, which the Company provided. Nasdaq further proposed to de-list the Company's securities from trading on the Nasdaq National Market. The Company appeared at a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") on November 10, 2000 in order to address the proposed de-listing of the Company's securities.

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

Net sales for the fiscal quarter and six months ended December 31, 1998, were approximately $5.6 million and $12.9 million, respectively, decreases of approximately $779,000 or 12%, and $74,000 or 1%, from net sales of approximately $6.3 million and $13.0 million for the same periods in the prior fiscal year. The decrease in net sales was primarily due to slower sales to golf professional shops, many of which had larger inventories than in prior years remaining from their previous purchases of spring selling season merchandise.

The Company's gross profit, as a percentage of net sales, was approximately 33% and 39% for the quarter and six months ended December 31, 1998, respectively, and 33% and 36% for the same periods in the prior fiscal year. The increase in gross profit for the six months ended December 31, 1998 was primarily due to a lower percentage of sales discounts and term discounts allowed during the prior fiscal quarter ended September 30, 1998.

Selling, general and administrative expenses for the quarter and six months ended December 31, 1998 increased by approximately $121,000 and $373,000, or 8% and 11%, respectively to approximately $1.7 million and $3.7 million from $1.6 million and $3.3 million for the same periods in the prior fiscal year. The increase was primarily attributable to the implementation of the Company's new corporate sales marketing program during the six months ended December 31, 1998. As a percentage of sales, selling, general and administrative expenses for the quarter and six months ended December 31, 1998 were 30% and 29%, respectively, as compared with 25% and 26% for the same period in the prior fiscal year.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other income, net for the six months ended December 31, 1998 was approximately $230,000, a decrease of approximately $121,000, or 34%, as compared with $351,000 for the same six-month period in the prior fiscal year. The decrease was primarily attributable to lower interest income earned on a decreased amount of cash equivalents and held to maturity investments.

Income from continuing operations before minority loss and provision for income taxes decreased by approximately $445,000, or 61%, to approximately $266,000 for the fiscal quarter ended December 31, 1998, from $711,000 for the same three-month period in the prior fiscal year. Income from continuing operations before minority loss and provision for income taxes increased by approximately $61,000, or 4%, to approximately $1.6 million for the six months ended December 31, 1998, from $1.5 million for the same period in the prior fiscal year. The increase for the six- month period was primarily attributable to higher gross margins achieved during the six-month period combined with the loss on available for sale securities that was recognized during the fiscal quarter ended September 30, 1997. During the fiscal year ended June 30, 1996, the Company invested approximately $234,000 in the common stock of Brassie Golf. During the fiscal quarter ended September 30, 1997, management determined that the Company's investment in Brassie Golf was permanently impaired, and the Company recognized a loss on available for sale securities of approximately $215,000 during that fiscal quarter.

The Company's effective tax rates for the six months ended December 31, 1998 and 1997 were 41% and 42%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended December 31, 1998, income from continuing operations decreased by approximately $301,000 or 67% when compared to the same three-month period in the prior fiscal year. For the six months ended December 31, 1998, income from continuing operations increased by approximately $81,000, or 9%, when compared with the same six-month period in the prior fiscal year. The increase for the six-month period ended December 31, 1998 was primarily the result of lower sales volume, higher gross margins and higher percentage of sales with respect to selling, general and administrative expenses combined with the loss recognized on available for sale securities during the fiscal quarter ended September 30, 1997.

The Company discontinued the manufacturing and sale of headwear during the fiscal year ended June 30, 1999, and had disposed of all inventories and equipment related to its headwear operations as of December 31, 1999. Included in earnings for the fiscal quarter and six months ended December 31, 1998 were losses of approximately $25,000 and $27,000, net of income tax benefit of approximately $17,000 and $17,000, respectively, from discontinued headwear manufacturing operations. Comparatively, losses from discontinued headwear operations for the fiscal quarter and six months ended December 31, 1997 were approximately $35,000 and $7,000, net of income tax benefit of approximately $21,000 and $4,000, respectively.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Both the basic and diluted earnings per share were $0.03 and $0.21 for the fiscal quarter and six months ended December 31, 1998, respectively. This compares to basic and diluted earnings per share of $0.09 and $0.19 for the same periods in prior fiscal year.

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


                                        SPORT-HALEY, INC.
                                       (Registrant)


Date: March 15, 2001                   /s/ Robert G. Tomlinson
                                       --------------------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: March 15, 2001                   /s/ Patrick W. Hurley
                                       --------------------------------
                                       Patrick W. Hurley
                                       Chief Financial Officer