Form 10-Q/A
period 1999-03-31
SPORT HALEY INC
filed 2001-03-15
CIK 892653

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


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                             MARCH 31,     JUNE 30,
                                                               1999         1998
                                                            -----------  -----------
                                                            (UNAUDITED)     (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                $ 4,738      $ 4,505
     Marketable securities                                        997        1,996
     Accounts receivable, net of allowances of
       $186 and $261, respectively                              7,272        6,647
     Inventories                                               13,985       16,445
     Other current assets                                         810          340
     Deferred taxes                                               191          179
                                                              -------      -------
       Total current assets                                    27,993       30,112

Property and equipment, net                                     2,402        2,271
Net assets of discontinued operations                             461          441
Goodwill                                                           86           94
Deferred taxes                                                    124           53
Other assets                                                       60           37
                                                              -------      -------
Total Assets                                                  $31,126      $33,008
                                                              =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Line of credit                                           $   600      $   500
     Accounts payable                                             601        1,847
     Accrued commissions and other expenses                       615        1,005
                                                              -------      -------
       Total current liabilities                                1,816        3,352
                                                              -------      -------
Minority interest                                                  --           60
                                                              -------      -------
Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                     --           --
     Common stock, no par value; 15,000,000 shares
       authorized; 4,362,552 and 4,512,962 shares issued
       and outstanding, respectively                           16,853       18,416
     Additional paid-in capital                                 1,582        1,386
     Retained earnings                                         10,875        9,794
                                                              -------      -------
        Total shareholders' equity                             29,310       29,596
                                                              -------      -------
Total Liabilities and Shareholders' Equity                    $31,126      $33,008
                                                              =======      =======

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   MARCH 31,                   MARCH  31,
                                             1999           1998           1999           1998
                                          -----------    -----------    -----------    -----------
                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net sales                                   $  7,915       $  8,386       $ 20,824       $ 21,369

Cost of goods sold                             5,630          5,233         13,476         13,493
                                            --------       --------       --------       --------
Gross profit                                   2,285          3,153          7,348          7,876

Selling, general and
     administrative expense                    2,025          2,027          5,732          5,361
                                            --------       --------       --------       --------
Income from operations                           260          1,126          1,616          2,515

Other income, net                                 70            141            300            492

Recognized loss on available for
     sale securities                              --            (16)            --           (231)
                                            --------       --------       --------       --------
Income from continuing operations
     before minority loss and
     provision for income taxes                  330          1,251          1,916          2,776

Minority loss                                     --             --             60             --

Provision for income taxes                      (171)          (411)          (849)        (1,049)
                                            --------       --------       --------       --------
Income from continuing operations                159            840          1,127          1,727

Discontinued operations:
     Income (loss) from discontinued
     operations, net of income tax
     (expense) benefit of 12, (18), 29
     and (13), respectively                      (19)            30            (46)            23
                                            --------       --------       --------       --------
Net income                                  $    140       $    870       $  1,081       $  1,750
                                            ========       ========       ========       ========
Basic and diluted earnings
     per common share                       $   0.03       $   0.19       $   0.24       $   0.38
                                            ========       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                     MARCH  31,
                                                              -------------------------
                                                                  AS            AS
                                                                AMENDED       AMENDED
                                                                 1999          1998
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,081       $ 1,750

Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                464           345
       Loss on disposition of assets                                  5             1
       Deferred taxes and other                                     (83)         (154)
       Allowance for doubtful accounts                              105            --
       Stock option compensation                                    196           230
       Minority interest                                            (60)           --
       Recognized loss on available for sales securities             --           231

Cash provided (used) due to changes in assets and
     liabilities, net of purchase of B&L Sportswear, Inc.:
       Accounts receivable                                         (730)         (888)
       Inventory                                                  2,460        (6,073)
       Other assets                                                (510)           28
       Accounts payable                                          (1,246)          903
       Accrued commissions and other expenses                      (390)         (388)
       Income taxes payable                                          --           728
                                                                -------       -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           1,292        (3,287)
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                   2,000         8,349
     Sale of fixed assets                                            38            18
     Purchase of B&L Sportswear, Inc.                                --          (165)
     Purchase of fixed assets                                      (650)         (418)
     Purchases of held-to-maturity investments                     (983)       (7,679)
                                                                -------       -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                    405           105
                                                                -------       -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                            AS            AS
                                                          AMENDED       AMENDED
                                                           1999          1998
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance on revolving line of credit                  $    99       $    --
     Net proceeds from issuance of common stock               206           525
     Principal payments on notes payable                       --            (1)
     Repurchase of common stock                            (1,769)       (2,711)
                                                          -------       -------
       NET CASH USED BY FINANCING ACTIVITIES               (1,464)       (2,187)
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          233        (5,369)

CASH AND CASH EQUIVALENTS, BEGINNING                        4,505         7,828
                                                          -------       -------
CASH AND CASH EQUIVALENTS, ENDING                         $ 4,738       $ 2,459
                                                          =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Income taxes                                       $   694       $   466
                                                          =======       =======
       Interest                                           $    32       $    16
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

     The following comparison of consolidated statements of income for the three months and nine months ended March 31, 1999 and 1998 present the effects resulting from restating the Company's financial statements for the aforementioned reasons, as applicable to these amended interim financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    THREE MONTHS ENDED MARCH 31,
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ------------------------------------------------------
                                       AS ORIGINALLY      AS       AS ORIGINALLY      AS
                                         REPORTED       AMENDED      REPORTED       AMENDED
                                           1999          1999          1998          1998
                                       -------------  -----------  -------------- -----------
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales                                 $ 7,903       $ 7,915       $ 8,610       $ 8,386
Cost of goods sold                          5,547         5,630         4,996         5,233
                                          -------       -------       -------       -------
Gross profit                                2,356         2,285         3,614         3,153
Selling, general and
     administrative expense                 1,802         2,025         1,986         2,027
                                          -------       -------       -------       -------
Income from operations                        554           260         1,628         1,126

Other income, net                             106            70           122           141
Recognized loss on available for
     sale securities                           --            --            --           (16)
                                          -------       -------       -------       -------
Income from continuing operations
     before minority loss and
     provision for income taxes               660           330         1,750         1,251
Minority loss                                  53            --            --            --
Provision for income taxes                   (289)         (171)         (344)         (411)
                                          -------       -------       -------       -------
Income from continuing operations             424           159         1,406           840

Discontinued operations:
     Income (loss) from discontinued
     operations, net of income tax
     (expense) benefit of 12, 12, 0
     and (18), respectively                   (19)          (19)           --            30
                                          -------       -------       -------       -------
Net income                                    405           140         1,406           870

Other comprehensive income:
     Unrealized holding losses on
     available for sale securities             --            --           (47)           --
                                          -------       -------       -------       -------
Comprehensive income                      $   405       $   140       $ 1,359       $   870
                                          =======       =======       =======       =======
Basic and diluted earnings
     per common share                     $  0.09       $  0.03       $  0.30       $  0.19
                                          =======       =======       =======       =======


                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           NINE MONTHS ENDED MARCH 31,
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           ---------------------------------------------------------
                                           AS PREVIOUSLY       AS        AS PREVIOUSLY       AS
                                             REPORTED        AMENDED       REPORTED        AMENDED
                                               1999           1999           1998           1998
                                           -------------   -----------   ------------     ----------
                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net sales                                     $ 20,823       $ 20,824       $ 21,911       $ 21,369
Cost of goods sold                              13,737         13,476         13,313         13,493
                                              --------       --------       --------       --------
Gross profit                                     7,086          7,348          8,598          7,876
Selling, general and
     administrative expense                      5,186          5,732          5,355          5,361
                                              --------       --------       --------       --------
Income (loss) from operations                    1,900          1,616          3,243          2,515

Other income, net                                  337            300            474            492
Recognized loss on available for
     sale securities                                --             --             --           (231)
                                              --------       --------       --------       --------
Income (loss) from continuing operations
     before minority loss and
     provision for income taxes                  2,237          1,916          3,717          2,776
Minority loss                                      151             60             --             --
Provision for income taxes                        (838)          (849)          (716)        (1,049)
                                              --------       --------       --------       --------
Income from continuing operations                1,550          1,127          3,001          1,727

Discontinued operations:
     Income (loss) from continuing
     operations, net of income tax
     (expense) benefit of 29, 29, 0
     and (13), respectively                        (46)           (46)            --             23
                                              --------       --------       --------       --------
Net income                                       1,504          1,081          3,001          1,750

Other comprehensive income:
     Unrealized holding losses on
     available for sale securities                  --             --            (99)            --
                                              --------       --------       --------       --------
Comprehensive income                          $  1,504       $  1,081       $  2,902       $  1,750
                                              ========       ========       ========       ========
Basic and diluted earnings
     per common share                         $   0.34       $   0.24       $   0.63       $   0.38
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

     Through March 31, 1999, the Company repurchased a total of 582,000 shares of its common stock at a cost of approximately $6.5 million.

NOTE 4 COMMON STOCK OPTIONS

     At March 31, 1999, there were outstanding options to purchase 437,826 shares of the Company's common stock at prices ranging from $2.50 to $12.06, with expiration dates between March 15, 2002, and January 4, 2009.

     During the three months ended March 31, 1999, 1,940 options were exercised, on which the Company realized gross proceeds of approximately $15,000.

     Included in net income for the nine months ended March 31, 1999 is a charge of approximately $196,000 which is the result of applying Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

NOTE 5 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:

                                            THREE MONTHS ENDED MARCH 31, 1999
                                        -----------------------------------------
                                            NET          WEIGHTED
                                          INCOME      AVERAGE SHARES   PER SHARE
                                        ----------    --------------   ----------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $  140,000       4,401,152      $   0.03

     Effect of dilutive securities
        options                                 --          49,358         --
                                        ----------      ----------      --------
     Diluted earnings per share         $  140,000       4,450,510      $   0.03
                                        ==========      ==========      ========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           NINE MONTHS ENDED MARCH 31, 1999
                                        -----------------------------------------
                                            NET          WEIGHTED
                                          INCOME      AVERAGE SHARES   PER SHARE
                                        ----------    --------------   ----------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $1,081,000       4,443,072      $   0.24

     Effect of dilutive securities
        options                                 --          66,106         --
                                        ----------      ----------      --------
     Diluted earnings per share         $1,081,000       4,509,178      $   0.24
                                        ==========      ==========      ========

                                            THREE MONTHS ENDED MARCH 31, 1998
                                        -----------------------------------------
                                            NET          WEIGHTED
                                          INCOME      AVERAGE SHARES   PER SHARE
                                        ----------    --------------   ----------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $  870,000       4,499,406      $   0.19

     Effect of dilutive securities
        options and warrants                    --          62,658         --
                                        ----------      ----------      --------
     Diluted earnings per share         $  870,000       4,562,064      $   0.19
                                        ==========      ==========      ========

                                             NINE MONTHS ENDED MARCH 31, 1998
                                        -----------------------------------------
                                            NET          WEIGHTED
                                          INCOME      AVERAGE SHARES   PER SHARE
                                        ----------    --------------   ----------
     EARNINGS PER COMMON SHARE

     Basic earnings per share           $1,750,000       4,587,482      $   0.38

     Effect of dilutive securities
        options and warrants                    --          99,364         --
                                        ----------      ----------      --------
     Diluted earnings per share         $1,750,000       4,686,846      $   0.38
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

FINANCIAL CONDITION

The Company relied on cash generated from operations and available cash on hand to finance its working capital requirements for the 12-month period following March 31, 1999. The Company did not make any periodic borrowings under its revolving line of credit during the same 12-month period. Working capital at March 31, 1999 was approximately $26.2 million and was approximately $26.8 million at June 30, 1998. Working capital decreased primarily because the Company expended approximately $1.8 million to repurchase 182,000 shares of its common stock during the nine months ended March 31, 1999. The Board of Directors had authorized the repurchase, and management believed that the repurchase of these shares would benefit the shareholders by increasing book value per share with no material adverse effect on working capital. Book value per share at March 31, 1999 increased by approximately $0.16 per share since June 30, 1998 to approximately $6.72 per share.

Cash and cash equivalents increased since June 30, 1998 by approximately $233,000. Net accounts receivable increased by approximately $625,000 to $7.3 million from $6.6 million at June 30, 1998. The increase in receivables was consistent with respective changes at March 31 of prior years. Since June 30, 1998, inventories decreased by approximately $2.5 million to $14.0 million from $16.4 million. Due to the combination of these and other various factors, during the nine months ended March 31, 1999, operating activities provided cash of approximately $1.3 million.

Other current assets increased by approximately $470,000 since June 30, 1998 to approximately $810,000. The change was due primarily to increases in income taxes receivable and other receivables during the nine months ended March 31, 1999.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the nine months ended March 31, 1999, the Company spent approximately $650,000 for the purchase of property and equipment, and approximately $464,000 in depreciation and amortization was charged to current operations. During the same nine-month period, investing activities provided cash of approximately $405,000, due to redemption and purchase of held-to-maturity investments combined with sales and purchases of fixed assets.

Accounts payable and accrued expenses decreased by approximately $1.6 million since June 30, 1998. The decrease was due to a combination of several factors including decreases of approximately $1.2 million in accounts payable, $159,000 in accrued payroll, $107,000 in accrued sales commissions payable and $87,000 in other accrued expenses.

Total shareholders' equity decreased by approximately $286,000 for the nine-month period. The decrease was primarily attributable to the repurchase of 182,000 shares of the Company's common stock during the nine month period at a cost of approximately $1.8 million combined with net income for the same period. Book value per share increased by approximately $0.16 to $6.72 per share at March 31, 1999 as compared with $6.56 per share at June 30, 1998.

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

The effects of significant financial statement adjustments related to the restatements for the years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. The effects of the restatements on the specific line items of the income statement and earnings per share for the periods ended March 31, 1999 and 1998 are set forth in the notes to the financial statements accompanying this amended quarterly report (Note 2).

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

Net sales for the fiscal quarter and nine months ended March 31, 1999, were approximately $7.9 million and $20.8 million, respectively, decreases of approximately $471,000 or 6%, and $545,000 or 3%, from net sales of approximately $8.4 million and $21.4 million for the same periods in the prior fiscal year. The decrease in net sales was primarily due to slower sales to golf professional shops and reduction of prior seasons' inventories at reduced selling prices.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's gross profit, as a percentage of net sales, was approximately 29% and 35% for the quarter and nine months ended March 31, 1999, respectively, and 38% and 37% for the same periods in the prior fiscal year. The decrease in gross profit is due to a combination of factors, including the disposal of prior seasons' inventories at reduced sales prices and increases in production costs.

Selling, general and administrative expenses for the nine months ended March 31, 1999 increased by approximately $371,000, or 7%, to approximately $5.7 million from $5.4 million for the same period in the prior fiscal year. The increase was primarily attributable to the implementation of the Company's new corporate sales marketing program during the nine months ended March 31, 1999. As a percentage of sales, selling, general and administrative expenses were 26% and 28% for the quarter and nine months ended March 31, 1999, respectively, as compared with 24% and 25% for the same periods in the prior fiscal year.

Other income, net for the nine months ended March 31, 1999 was approximately $300,000, a decrease of approximately $192,000, or 39%, as compared with $492,000 for the same nine-month period in the prior fiscal year. The decrease was primarily attributable to lower interest income earned on a decreased amount of cash equivalents and held to maturity investments.

Income from continuing operations before minority loss and provision for income taxes decreased by approximately $921,000, or 74%, to approximately $330,000 for the fiscal quarter ended March 31, 1999, from $1.3 million for the same quarter in the prior fiscal year. Income from continuing operations before minority loss and provision for income taxes decreased by approximately $860,000, or 31%, to approximately $1.9 million for the nine months ended March 31, 1999, from $2.8 million for the same period in the prior fiscal year. The decrease for the nine-month period was primarily attributable to lower sales volume, lower gross margins, higher selling, general and administrative expense and lower interest earned on cash equivalents and held to maturity investments combined with losses on available for sale securities that were recognized during the nine months ended March 31, 1998. During the fiscal year ended June 30, 1996, the Company invested approximately $234,000 in the common stock of Brassie Golf. During the fiscal quarter ended September 30, 1997, management determined that the Company's investment in Brassie Golf was permanently impaired. As of March 31, 1998, the Company had recognized cumulative losses on available for sale securities of approximately $231,000.

The Company's subsidiary incurred a loss for the nine-month period ended March 31, 1999. Because the subsidiary's loss for the nine-month period exceeded the minority interest in the equity of the subsidiary, a portion of the minority share of the loss was absorbed by the Company during the same period.

The Company's effective tax rates for the nine months ended March 31, 1999 and 1998 were 43% and 38%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the fiscal quarter and nine months ended March 31, 1999, income from continuing operations decreased by approximately $681,000 and $600,000, or 81% and 35%, respectively, when compared to the same periods in the prior fiscal year. The decrease was primarily the result of lower sales volume, lower gross margins, higher selling, general and administrative expenses and lower interest earned on cash equivalents and held to maturity investments combined with the loss recognized on available for sale securities during the prior nine months ended March 30, 1997.

The Company discontinued the manufacturing and sale of headwear during the fiscal year ended June 30, 1999, and had disposed of all inventories and equipment related to its headwear operations as of December 31, 1999. Included in earnings for the fiscal quarter and nine months ended March 31, 1999, were losses of approximately $19,000 and $46,000, net of income tax benefit of approximately $12,000 and $29,000, respectively, from discontinued headwear manufacturing operations. Comparatively, income from discontinued headwear manufacturing operations for the fiscal quarter and nine months ended March 31, 1998 was approximately $30,000 and $23,000, net of income tax expense of approximately $18,000 and $13,000, respectively.

Both the basic and diluted earnings per share were $0.03 and $0.24 for the fiscal quarter and nine months ended March 31, 1999, respectively. This compares to basic and diluted earnings per share of $0.19 and $0.38 for the same periods in prior fiscal year.

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


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: March 15, 2001                   /s/ Robert G. Tomlinson
                                       -----------------------
                                       Robert G. Tomlinson
                                       Chief Executive Officer




Date: March 15, 2001                   /s/ Patrick W. Hurley
                                       -----------------------
                                       Patrick W. Hurley
                                       Chief Financial Officer