Form 10-Q
period 2001-03-31
SPORT HALEY INC
filed 2001-05-21
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                CLASS                          OUTSTANDING AT MARCH 7, 2001
     COMMON STOCK, NO PAR VALUE                           3,441,985

     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                TABLE OF CONTENTS

                                                                            PAGE
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                           3

        CONSOLIDATED STATEMENTS OF INCOME                                     4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11

PART II - OTHER INFORMATION                                                  16

SIGNATURES                                                                   17


                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                           MARCH 31,        JUNE 30,
                                                             2001            2000
                                                         -----------       --------
                                                         (UNAUDITED)       (NOTE 2)
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $ 6,178         $ 6,676
   Marketable securities                                     1,473           1,967
   Accounts receivable, net of allowances of
      $149 and $130, respectively                            5,334           4,795
   Inventories                                              10,430           9,659
   Other current assets                                      1,770           1,292
   Deferred taxes                                              134             230
                                                           -------         -------
      Total current assets                                  25,319          24,619
Property and equipment, net                                  1,865           2,364
Deferred taxes                                                   9              --
Other assets                                                   115             176
                                                           -------         -------
Total Assets                                               $27,308         $27,159
                                                           =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   647         $   848
   Accrued commissions and other expenses                      704             500
                                                           -------         -------
      Total current liabilities                              1,351           1,348
                                                           -------         -------
Long-term liabilities:
   Deferred taxes                                               --              19
                                                           -------         -------
      Total long-term liabilities                               --              19
                                                           -------         -------
      Total liabilities                                      1,351           1,367
                                                           -------         -------
Shareholders' equity:
   Preferred stock, no par value; 1,500,000 shares
      authorized; none issued and outstanding                   --              --
   Common stock, no par value; 15,000,000 shares
      authorized; 3,441,985 and 3,460,385 shares
      issued and outstanding, respectively                  13,049          13,108
   Additional paid-in capital                                1,417           1,402
   Retained earnings                                        11,491          11,282
                                                           -------         -------
      Total shareholders' equity                            25,957          25,792
                                                           -------         -------
Total Liabilities and Shareholders' Equity                 $27,308         $27,159
                                                           =======         =======

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               MARCH 31,                           MARCH 31,
                                        2001             2000              2001                2000
                                    -----------       -----------       -----------        -----------
                                    (UNAUDITED)       (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Net sales                             $  5,908          $  7,837          $ 16,734          $ 17,799

Cost of goods sold                       3,547             5,263            10,826            11,724
                                      --------          --------          --------          --------
Gross profit                             2,361             2,574             5,908             6,075

Selling, general and
      administrative expense             2,135             2,391             6,001             5,724
                                      --------          --------          --------          --------
Income (loss) from operations              226               183               (93)              351

Other income, net                           57               185               429               508
                                      --------          --------          --------          --------
Income before provision
      for income taxes                     283               368               336               859

Provision for income taxes                (104)             (140)             (127)             (331)
                                      --------          --------          --------          --------
Net income                            $    179          $    228          $    209          $    528
                                      ========          ========          ========          ========
Basic and diluted earnings
      per common share                $   0.05          $   0.06          $   0.06          $   0.14
                                      ========          ========          ========          ========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2001             2000
                                                                       -------          -------
                                                                     (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $   209          $   528

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                        579              470
      Deferred taxes and other                                              72              (35)
      Allowance for doubtful accounts                                       36              236
      Allowance for sales returns                                           --              (28)
      Stock option compensation                                             15              110

Cash provided (used) due to changes in assets and liabilities:
   Accounts receivable                                                    (574)          (1,022)
   Inventory                                                              (771)           2,545
   Other assets                                                           (456)             811
   Accounts payable                                                       (201)            (330)
   Accrued commissions and other expenses                                  204              (60)
                                                                       -------          -------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (887)           3,225
                                                                       -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                                 2,000               --
   Sale of fixed assets                                                     --               54
   Purchase of common stock of subsidiary
     from minority shareholders                                             --              (24)
   Purchase of fixed assets                                                (79)            (300)
   Purchases of held to maturity investments                            (1,473)              --
                                                                       -------          -------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     448             (270)
                                                                       -------          -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                  MARCH 31,
                                                           2001             2000
                                                          -------          -------
                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock             $    --          $    32
   Principal payments on revolving line of credit              --             (600)
   Repurchase of common stock                                 (59)          (2,485)
                                                          -------          -------
      NET CASH USED BY FINANCING ACTIVITIES                   (59)          (3,053)
                                                          -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (498)             (98)

CASH AND CASH EQUIVALENTS, BEGINNING                        6,676            8,581
                                                          -------          -------
CASH AND CASH EQUIVALENTS, ENDING                         $ 6,178          $ 8,483
                                                          =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                        $   248          $    --
                                                          =======          =======
      Interest                                            $    --          $    27
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

     During the fiscal quarter ended March 31, 2001, the Company determined that certain amounts previously accrued for income taxes required adjustment. The adjustments were required due to differences between final and amended income tax return amounts versus previously estimated amounts for fiscal years ended June 30, 2000, 1999 and 1998. The adjustments primarily resulted in increases of approximately $600,000 in income taxes receivable, $225,000 in additional paid-in capital and $325,000 in retained earnings in the consolidated balance sheet at June 30, 2000. The adjustment to retained earnings related to periods prior to July 1, 1997.

     In addition, in the current period, the Company recorded changes in estimates of deferred income tax assets and liabilities that were previously estimated in fiscal years 2000, 1999 and 1998. These changes in estimates had no material effect on net income for the fiscal quarter or nine-month period ended March 31, 2001.

     Certain reclassifications have been made to the consolidated statements of income for the three months and nine months ended March 31, 2000 to conform to the presentation for the three months and nine months ended March 31, 2001. A significant portion of this change in presentation was due to reclassifying certain design costs from cost of goods sold to selling, general and administrative expenses.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 COMMITMENTS

     On May 16, 2001, the Company entered into a licensing agreement with Spalding Sports Worldwide whereby the Company will manufacture and market men's premium golf apparel under the Ben Hogan(R) brand name. The agreement covers a five-year initial period plus a five-year renewal period. According to the agreement, the Ben Hogan(R) Apparel Collection, featuring tops, bottoms, windwear and outerwear, is expected to debut at the January 2002 PGA Merchandise Show in Orlando, Florida.

NOTE 4 REPURCHASE OF COMMON STOCK

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

     Through March 31, 2001, the Company repurchased a total of 1,515,400 shares of its common stock at a cumulative cost of approximately $10.3 million.

NOTE 5 COMMON STOCK OPTIONS

     As of March 31, 2001, the maximum number of shares of common stock available for award grants (including incentive stock options) was 123,665.

     At March 31, 2001, there were outstanding options to purchase 494,881 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and January 5, 2010.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings per common share:


                                                  Three Months Ended March 31, 2001
                                           ---------------------------------------------
                                             Net             Weighted
                                            Income         Average Shares      Per Share
                                           ---------       --------------      ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share              $ 179,000         3,443,794         $   0.05

     Effect of dilutive securities
         options                                  --            11,502               --
                                           ---------         ---------         --------
     Diluted earnings per share            $ 179,000         3,455,296         $   0.05
                                           =========         =========         ========


                                                   Nine Months Ended March 31, 2001
                                           ---------------------------------------------
                                             Net             Weighted
                                            Income         Average Shares      Per Share
                                           ---------       --------------      ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share              $ 209,000         3,454,935         $   0.06

     Effect of dilutive securities
         options                                  --            31,835               --
                                           ---------         ---------         --------
     Diluted earnings per share            $ 209,000         3,486,770         $   0.06
                                           =========         =========         ========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Three Months Ended March 31, 2000
                                           ---------------------------------------------
                                             Net             Weighted
                                            Income         Average Shares      Per Share
                                           ---------       --------------      ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share              $ 228,000         3,605,272         $   0.06

     Effect of dilutive securities
         options and warrants                     --            52,995               --
                                           ---------         ---------         --------
     Diluted earnings per share            $ 228,000         3,658,267         $   0.06
                                           =========         =========         ========


                                                 Nine Months Ended March 31, 2000
                                           ---------------------------------------------
                                             Net             Weighted
                                            Income         Average Shares      Per Share
                                           ---------       --------------      ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share              $ 528,000         3,755,352         $   0.14

     Effect of dilutive securities
         options and warrants                     --            20,763               --
                                           ---------         ---------         --------
     Diluted earnings per share            $ 528,000         3,776,115         $   0.14
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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at March 31, 2001 was approximately $24.0 million and was approximately $23.3 million at June 30, 2000. Working capital increased primarily because of an increase in net accounts receivable March 31, 2001.

Since June 30, 2000, inventories increased by approximately $771,000 to $10.4 million from $9.6 million. The increase in inventories was due to finished goods purchases from foreign suppliers and management's efforts to maximize fill rates for the Spring 2001 selling season's customer orders. During the fiscal quarter ended March 31, 2001, the Company maintained the exceptionally high fill rates for pending Spring 2001 customer orders that had been achieved in the previous fiscal quarter. The increase in inventories also represents a continual changing trend in the Company's business relating to purchases of finished goods inventories. Prior to June 30, 2000, the Company manufactured and purchased finished goods inventories primarily by utilizing domestic suppliers. Since June 30, 2000, the Company has begun to purchase a significantly larger percentage of finished goods from foreign suppliers. Purchasing finished goods from foreign suppliers resulted in increased finished goods inventories because, historically, the Company has received a substantial portion of an entire selling season's finished goods inventory for a particular item or items all in one shipment from a foreign supplier. The Company's increased reliance on foreign suppliers also increases the risk that the Company's revenues might be adversely affected if a foreign shipment were late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its domestic and foreign suppliers. However, the Company's increased reliance on its foreign suppliers increases the risk that the Company would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents plus marketable securities decreased since June 30, 2000 by approximately $992,000. The decrease is primarily attributable to the increase in inventories described above of approximately $771,000 over the same six-month period. Net accounts receivable increased by approximately $539,000 to $5.3 million from $4.8 million at June 30, 2000. The increase in accounts receivable is typical for the third fiscal quarter. A disproportionately higher amount of sales are recorded in the month of March each year, as compared with the months of January and February in that fiscal quarter. Because of the combination of these and other factors, during the nine months ended March 31, 2001, operating activities used cash of approximately $887,000.

Other current assets plus current deferred taxes increased by approximately $382,000 since June 30, 2000 to $1.9 million from $1.5 million. The increase was due primarily to deposits paid to foreign suppliers during the three months ended March 31, 2001 for pending finished goods inventory purchases.

For the nine months ended March 31, 2001, the Company spent approximately $79,000 for the purchase of property and equipment, and approximately $579,000 in depreciation and amortization was charged to current operations. During the same nine-month period, investing activities provided cash of approximately $448,000 primarily due to the combination of the redemption and purchase of held-to-maturity investments.

Other long-term assets plus long-term deferred taxes have decreased by approximately $52,000 since June 30, 2000 to $124,000 from $176,000. The decrease was due primarily to changes in deferred taxes.

Accounts payable and accrued expenses remained approximately the same since June 30, 2000.

Total shareholders' equity increased by approximately $165,000 for the nine-month period. The increase was attributable to net income for the same period combined with stock repurchases and the required amortization of stock option expense. Book value per share increased by approximately $0.09 per share at March 31, 2001 to $7.54, as compared with $7.45 per share at June 30, 2000.

RECENT DEVELOPMENTS

As previously reported, in conjunction with the audit of the Company's financial statements for the fiscal year ended June 30, 2000, the Company determined that its financial statements for the fiscal years ended June 30, 1999 and 1998 required restatement, due to accounting errors. The effects of significant financial statement adjustments related to the restatements for the fiscal years ended June 30, 1999 and 1998 are set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. In addition, the Company filed amended quarterly reports on Form 10-Q for the quarterly periods of fiscal years 2000 and 1999 in order to correct material quarterly information for the prior interim reporting periods of fiscal years 2000, 1999 and 1998.

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

To-date, the Company has incurred approximately $400,000 in expenses related to the restatements of its fiscal year 1999 and 1998 financial statements and the correction of material quarterly information for fiscal years 2000, 1999 and 1998. The Company has continued to evaluate whether such expenses will be recoverable in a future reporting period.

The Securities and Exchange Commission (the "SEC") is currently investigating the Company to determine whether the Company or any of its officers, directors or employees violated any of the federal securities laws pursuant to a formal order of investigation. The Company previously provided documents requested by the Commission and voluntarily provided testimony. The Commission has not brought an action against the Company, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the fiscal quarter and nine months ended March 31, 2001, were approximately $5.9 million and $16.7 million, respectively, decreases of approximately $1.9 million or 25%, and $1.1 million or 6%, from net sales of approximately $7.8 million and $17.8 million for the same periods in the prior fiscal year. The decrease in net sales was attributable to both a general slowing of the economy and unusually inclement weather conditions in major geographic markets. Each of those circumstances contributed to late season cancellations of customer orders for spring merchandise and a decrease in the number of golf shops that placed orders for "basic" goods at the opening of the spring season.

The Company's gross profit, as a percentage of net sales, was approximately 40% and 35% for the quarter and nine months ended March 31, 2001, respectively, and 33% and 34% for the same periods in the prior fiscal year. The increase in gross profit is due to a combination of factors, including: (i) the relatively lower cost of inventory due to greater reliance on foreign suppliers during the quarter and nine months ended March 31, 2001; and, (ii) differences between the quarters and nine-month periods in the compositions of apparel sold in the disposals of excess prior seasons' inventories at reduced sales prices. Management has continued to actively search for additional foreign suppliers and has attempted to expand sales markets for excess prior seasons' inventories.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses for the fiscal quarter ended March 31, 2001 decreased by approximately $256,000, or 11%, to $2.1 million from $2.4 million for the same quarter in the prior fiscal year. For the nine-month period ended March 31, 2001, selling, general and administrative expenses increased by approximately $277,000, or 5%, to $6.0 million from $5.7 million for the same period in the prior fiscal year. The increase for the nine-month period was primarily due to additional accounting, legal and other expenses of approximately $400,000 incurred relating to the restating of the Company's financial statements for fiscal years 1999 and 1998 and the correcting of material quarterly information for the quarters of fiscal years 2000, 1999 and 1998. While the Company is currently evaluating whether any or all of those additional expenses are recoverable, there is no assurance that any or all of the additional $400,000 in expenses that have been incurred will be recovered. As a percentage of sales, selling, general and administrative expenses were 36% and 36% for the quarter and nine months ended March 31, 2001, respectively, as compared with 31% and 32% for the same periods in the prior fiscal year. The additional accounting, legal and other expenses relating to the restated financial statements and corrected quarterly information as a percentage of sales were approximately 1% and 2% for the quarter and nine months ended March 31, 2001, respectively.

Income before provision for income taxes decreased by approximately $85,000, or 23%, to approximately $283,000 for the fiscal quarter ended March 31, 2001, from $368,000 for the same quarter in the prior fiscal year. Income before provision for income taxes decreased by approximately $523,000, or 61%, to approximately $336,000 for the nine months ended March 31, 2001, from $859,000 for the same period in the prior fiscal year.

The Company's effective tax rates for the nine months ended March 31, 2001 and 2000 were 38% and 39%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

Net income for the fiscal quarter and nine months ended March 31, 2001 decreased by approximately $49,000, or 21%, and $319,000, or 60%, when compared to the same periods in the prior fiscal year. The decreases were primarily the result of the higher percentage of sales with respect to selling, general and administrative expenses combined with the other factors discussed above.

Both the basic and diluted earnings per share were $0.05 and $0.06 for the fiscal quarter and nine months ended March 31, 2001, respectively. This compares to basic and diluted earnings per share of $0.06 and $0.14 for the same periods in prior fiscal year. Had the Company not incurred the additional accounting, legal and other expenses relating to the restating of the Company's financial statements for fiscal years 1999 and 1998 and the correcting of material quarterly financial information for the quarters of fiscal years 2000, 1999 and 1998, both the basic and diluted pre-tax earnings per share would have been $0.11 and $0.21 for the fiscal quarter and nine months ended March 31, 2001, respectively, as compared with both the basic and diluted pre-tax earnings per share of $0.10 and $0.23 for the fiscal quarter and nine months ended March 31, 2000, respectively.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPUTER CONVERSION

The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of May 21, 2001, the Company had not experienced, nor does it expect to experience any disruptions related to Year 2000 issues in the operation of its systems. To the best knowledge of the Company, none of the material suppliers, vendors and financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by the Year 2000 issues.

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


                                       SPORT-HALEY, INC.
                                       (Registrant)



Date: May 21, 2001                      /s/ Robert G. Tomlinson
                                        ---------------------------
                                        Robert G. Tomlinson
                                        Chief Executive Officer



Date: May 21, 2001                      /s/ Patrick W. Hurley
                                        ---------------------------
                                        Patrick W. Hurley
                                        Chief Financial Officer