Form 10-K
period 2001-06-30
SPORT HALEY INC
filed 2001-10-09
CIK 892653

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                      COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of October 5, 2001, the aggregate market value of the 3,272,985 shares of Common Stock (the Registrant's only common equity) held by non-affiliates was approximately $8.215 million based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market(R) on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

There were 3,272,985 shares of the Registrant's Common Stock outstanding at the close of business on October 5, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sport-Haley designs, contracts for the manufacture of and markets men's and women's quality fashion golf apparel known for its innovative design, quality fabrics, generous fit and classic style. Sport-Haley's apparel is sold under the distinctive Haley(R) label in the premium and mid-price markets, primarily to golf professional shops, country clubs and resorts throughout the United States and internationally. Sport-Haley markets its apparel primarily to golf professional shops located at private and resort courses. Appeal for the Haley(R) brand name is enhanced because golf professional shops generally prefer to sell quality apparel that is not broadly distributed in the retail market. Sport-Haley continually seeks to expand its marketing programs. During the past years, Sport-Haley focused its marketing efforts on expanding demand for Haley(R) brand apparel in the men's golf apparel market. Sport-Haley offers custom embroidering of its apparel with each customer's personalized club, resort or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and the main telephone number is (303) 320-8800.

PRODUCTS AND PRODUCT DESIGN

     During the fiscal year ended June 30, 2001, Sport-Haley's golf apparel consisted of a men's line, a women's line, the Elements line that was comprised of men's and women's outerwear, and a corporate line. All of the lines were marketed under the distinctive Haley(R) label. Sport-Haley introduces the fall collections for all of its lines at a major golf industry trade show, generally held in January of each year. Sport-Haley's spring collections typically account for approximately 60% of sales, with the fall collections accounting for the remaining sales.

     Over the years, Sport-Haley has expanded the number of items available in each of the men's and women's lines, offering more extensive selections of styles, colors and fabrics. Each of the men's and women's lines typically has between 130 and 150 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. The Elements outerwear line typically consists of over 70 pieces of apparel such as rain suits, casual jackets, wind shirts, vests and pants.

     Sport-Haley's golf apparel is sold in the premium and mid-price markets. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs. The following table sets forth information regarding suggested retail price ranges for various apparel items:

                             SUGGESTED RETAIL                              SUGGESTED RETAIL
     MEN'S APPAREL             PRICE RANGE        WOMEN'S APPAREL            PRICE RANGE
     -------------           ----------------     ---------------          ----------------
     Shirts                   $  45 - $  85       Tops                      $  48 - $  75
     Shorts                   $  60 - $  75       Shorts                    $  60 - $  85
     Pants                    $  80 - $ 150       Pants                     $  70 - $ 120
     Pullovers/Vests          $  50 - $ 120       Sweaters                  $  50 - $ 140
     Elements Outerwear       $  45 - $ 200       Elements Outerwear        $  45 - $ 200

     Sport-Haley's golf apparel is designed in the classic style with contemporary influences intended to develop and maintain brand recognition and loyalty. Each product in a line of apparel is sold separately, although the lines are designed using coordinated styles, color schemes and fabrics to encourage purchase of multiple garments. Apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry and twill, and may feature a unique trim, a special fabric finish or extra needlework.

     Sport-Haley closely coordinates the design function with sales and production operations. The design process for each collection of garments is a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques and includes supervising the production of prototype garments. Sport-Haley relies on in-house designers as well as outside contract designers to develop its apparel collections. Sport-Haley's design staff is responsible for negotiating price and quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for shrinkage and colorfastness.

     Sport-Haley men's apparel is generally embroidered with the Haley logo on the right sleeve of each garment. A large percentage of the men's apparel, and a smaller percentage of women's apparel, is also custom embroidered with each customer's personalized club or resort logo. Shirts and other garments for tournaments, promotional events, and corporate sales are custom embroidered with a sponsor or corporate logo along with the Haley(R) sleeve logo. Garments are custom embroidered on Sport-Haley's premises using ten computer-controlled embroidering machines. The embroidering machines have the capacity for Sport-Haley to embroider up to 4,000 garments per day. Sport-Haley maintains an electronic library of over 10,000 custom logos. Embroidering charges represent an additional source of revenue.

SALES AND MARKETING

     OVERVIEW. Sport-Haley implements marketing strategies to enhance its position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the Haley(R) brand name and establishing and maintaining distribution channels for existing apparel lines. Sport-Haley implements these strategies by (i) increasing distribution channels through its network of independent sales representatives in an effort to add new golf professional shops to its customer base and increase purchases from existing customers, (ii) securing, utilizing and maintaining distributor arrangements for international sales, (iii) diversifying product lines by developing new styles and designs that are natural variations on its existing apparel designs, and (iv) intensifying marketing efforts in the premium, mid-priced and corporate markets.

     In the fiscal year ended June 30, 2001 ("fiscal 2001"), domestic and international golf course professional shops, country clubs and resorts accounted for approximately 68% of Sport-Haley's net sales. Corporate, special event and retail customers accounted for 21% of net sales, 1% was sold through a factory outlet store in Laughlin, Nevada, and the remaining 10% consisted of excess inventory sold to a limited number of customers at discounted wholesale prices. No single customer accounted for 5% or more of net sales.

     GOLF PROFESSIONAL SHOPS, COUNTRY CLUBS AND RESORTS. Domestic sales are solicited primarily through a network of approximately 30 independent sales representatives who sell Sport-Haley apparel, on a commission basis, mainly to golf professional shops, country clubs and resorts in all of the 50 states. The independent sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories. Since January 1997, Sport-Haley has maintained buying programs with various entities whereby the participating golf professional shop operators may purchase directly from Sport-Haley in accordance with specific promotional programs. The promotional programs accounted for less than 30% of sales in fiscal 2001. International sales are made through distributors in the Caribbean Islands, Mexico, Japan, Chile, portions of Southeast Asia, the Philippines and to U.S. military bases overseas. Historically, the vast majority of Sport-Haley's sales have been to United States customers. International sales represented less than 4% of net sales in fiscal 2001.

     Sport-Haley's sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating the network of independent sales representatives, providing customer service and participating in industry trade shows. Sport-Haley supports the sales activities of the independent sales representatives and distributors by assigning specific customer service personnel to specific geographic regions, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative can access current inventory availability and create and transmit orders from a remote location. Remote computer access enhances the representatives' order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with Sport-Haley's management information system that provides key sales data to assist management with planning, production scheduling, sales trends and standard cost control. Sport-Haley also maintains an internet webpage at "www.sporthaley.com". The Sport-Haley webpage is purely informational at present, providing limited information about Sport-Haley and its apparel. Sport-Haley is continuing to develop a highly comprehensive website that will provide much more detailed information about Sport-Haley and the products it offers for sale.

     Sport-Haley introduces its distinctive golf apparel collections for the fall selling season at a major golf industry trade show that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular trade show, Sport-Haley usually books a significant number of customer orders at or following the show. The trade show also provides Sport-Haley with direct customer feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of detailed sales forecasts and production schedules.

     In order to enhance the visibility of the Haley brand, Sport-Haley sustains oral endorsement agreements with several select PGA and LPGA professionals. Sport-Haley also sustains an agreement with a Canadian Tour professional in order to maintain its presence in an international market. Under these endorsement agreements, Sport-Haley generally compensates the respective professionals with cash payments and/or apparel allowances.

     Sport-Haley periodically advertises the availability of Haley(R) brand apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. Sport-Haley also expends a portion of its advertising budget to support the sales activities of its network of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories.

     Sport-Haley maintains a program that provided select customers with distinctive fixtures dedicated to featuring Haley(R) brand apparel. Upon the customer's agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixture became the property of the customer for a nominal delivery fee. This display fixture program encourages customers to keep their loyal commitment to Sport-Haley by continuing to prominently displaying a large selection of Haley(R) brand apparel.

     CORPORATE MARKET. Sport-Haley's management believes that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, allowing quick response to a shifting demand in either market. Sport-Haley has developed several direct corporate accounts, and is actively pursuing this market primarily though promotional product companies that source and supply a variety of products for corporate fulfillment programs and special events. These promotional product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional product company will also source and supply a specific product or products for special events sponsored by a corporation. Sport-Haley's apparel is currently included, or confirmed to be included, in a variety of catalogs, including catalogs for several Fortune 500 companies. Sport-Haley does not enter into formal agreements or contracts with these promotional product companies but does agree that it will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Sport-Haley generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. Because the corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific season, Sport-Haley features one collection of garments in its corporate catalog each year. Corporate sales are made periodically throughout the year, and thus Corporate sales are not historically quantifiable within the fixed or seasonal selling periods of the other Haley(R) brand garment collections.

     FACTORY OUTLET AND RETAIL SALES. Sport-Haley maintains a 2,200 square foot factory outlet store in Laughlin, Nevada. Since June 1996, Sport-Haley has utilized this facility to market closeout inventories and discontinued styles at discounted retail prices, as opposed to discounted wholesale prices, enabling Sport-Haley to maximize sales revenue. Sport-Haley also sells a small percentage of its apparel in the retail market through selected upscale department stores.

     BEN HOGAN(R) LICENSING AGREEMENT. In May 2001, Sport-Haley entered into a licensing agreement with Spalding Sports Worldwide, Inc. for marketing a complete collection of men's premium golf apparel under the Ben Hogan(R) brand name in the United States. The first collections of Ben Hogan(R) apparel are expected to be introduced at a major golf related tradeshow in January 2002. The Ben Hogan(R) apparel collections will feature tops, bottoms, windwear and outerwear with suggested retail prices ranging from approximately $75 to $300. Sport-Haley intends to devote a separate sales organization to market the Ben Hogan(R) apparel to elite golf professional shops, upscale resorts and exclusive department stores.

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

RAW MATERIALS SOURCING AND FINISHED GOODS PURCHASING

     Most of Sport-Haley's garments are made from 100% cotton fabrics. Certain women's apparel contain silk and rayon fabrics or micro-fiber and certain garments in the Elements outerwear line contain micro-fiber, fleece, nylon or Gore-tex(R) products, including Gore Windstopper(R) fabric, in accordance with non-exclusive licensing rights.

     Purchases of made-to-order finished goods are manufactured by outside suppliers in accordance with Sport-Haley's quality and custom styling specifications. Sport-Haley may assist outside suppliers with the sourcing of raw materials for these finished products, but generally does not purchase the fabric and trim for the suppliers. In fiscal 2001, Sport-Haley purchased approximately 50% of its apparel as finished goods.

     During the first six months of fiscal 2001, Sport-Haley purchased fabric in bulk from approximately fifteen separate domestic and international mills, the seven largest of which accounted for approximately 70% of fabric expenditures in fiscal 2001. Raw materials also included trim consisting principally of buttons, collars, bands, linings, labels and zippers. Sport-Haley purchased trim from several suppliers during fiscal 2001, with the four largest suppliers accounting for approximately 80% of total trim expenditures.

     During the last six months of fiscal 2001, Sport-Haley significantly increased its reliance on foreign suppliers that provided finished and packaged apparel. The increased reliance on foreign suppliers greatly diminished the need for raw materials purchasing and production scheduling. Approximately 80% of the garments offered for sale in the spring 2001 collections were purchased as finished and packaged apparel from foreign suppliers.

     Sport-Haley did not initiate any formal contractual arrangements for the purchase of raw materials or finished goods from its suppliers, but issued purchase orders as raw materials and finished goods apparel purchases were ordered. Although Sport-Haley believes that all of the components of its apparel are available from a large number of domestic and foreign sources, its inability to secure finished goods apparel or raw materials from existing suppliers during periods of high seasonal demand could result in delays in deliveries to customers, thereby adversely affecting profitability.

     Sport-Haley's production personnel assist the design department with the sourcing of finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods.

MANUFACTURING

     With the exception of custom embroidering, which is done at Sport-Haley's facility in Denver, Colorado, most manufacturing activities were undertaken by "cutting and sewing" vendors, including Sport-Haley's wholly-owned subsidiary (the "Subsidiary"). Following the purchase of raw materials, Sport-Haley arranged for shipment of the materials directly to the cutting and sewing vendors that were located primarily in the United States and its territories. The individual vendors were responsible for cutting and sewing apparel to Sport-Haley specifications. During fiscal 2001, Sport-Haley used fourteen domestic and foreign cutting and sewing vendors other than the Subsidiary. Sport-Haley did not purchase 10% or more of its component materials or apparel as finished goods from any one outside vendor. The Subsidiary operated exclusively for the benefit of Sport-Haley, and in fiscal 2001 the Subsidiary produced approximately 35% of Sport-Haley's shirts and tops for men and women. Sport-Haley did not execute contractual arrangements other than purchase orders with any of its other domestic or foreign cutting and sewing vendors and believes that these services could be obtained from a large number of international and other domestic sources. Because of a significant increase in reliance on purchasing finished and packaged apparel from foreign suppliers, Sport-Haley closed the Subsidiary in August 2001.

     Sport-Haley receives orders for the spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Sport-Haley must begin to schedule purchases and production in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, Sport-Haley devotes considerable time and efforts to the revision of forecasts of apparel sales by item and style. Sport-Haley's computerized management information system provides management with key data that facilitates planning, product tracking and standard cost control as well as providing perpetual inventory records and inventory availability.

     Finished apparel is generally received from the ready-made manufacturers or the cutting and sewing vendors at Sport-Haley's warehouse and distribution facilities in Denver, Colorado. Some apparel, primarily shirts and tops, is embroidered with the Haley(R) sleeve logo. Approximately 75% of men's shirts are custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 40% of women's apparel is similarly embroidered. Sport-Haley maintains ten computer-controlled embroidering machines on its premises, which together have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer's specifications, apparel receives a final inspection by quality assurance personnel, and is packaged and shipped from the Denver, Colorado facility.

MANAGEMENT INFORMATION SYSTEMS AND INVENTORY MANAGEMENT

     Sport-Haley utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. The computer system provides information to all of Sport-Haley's internal departments. The electronic computer system used by Sport-Haley's sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability and allows the sales force to order against actual inventory availability. The computer system has improved operations by providing information critical to forecasting such as analyses of sales histories, purchasing histories, and future customer commitments, all of which allow for better management of finished goods inventories.

NATURE OF BUSINESS

     Golf apparel sales in golf professional shops tend to be seasonal in nature, with a disproportionate share of sales occurring from January through June, which are Sport-Haley's third and fourth quarters of each fiscal year. Sport-Haley continues to seek to reduce the impact of seasonal revenues by attempting to increase sales in other markets, such as the corporate and international markets.

     The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely flow of products from suppliers and the sufficiency of labor available to the suppliers, which can impact Sport-Haley's ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of Sport-Haley's backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. In addition, partial orders are shipped if they are at least 75% to 80% complete. Orders may be changed or canceled up to 30 days prior to the scheduled shiping date of the order. Generally, Sport-Haley does not sell its apparel on consignment and generally does not accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. Returns and allowances were approximately 5% of net sales in fiscal 2001 and approximately 3% of net sales in fiscal 2000 and fiscal 1999. Historically, the backlog of orders has not materially impacted Sport-Haley's sales with respect to cancellations and rejections of back orders.

TRADEMARK

     Sport-Haley markets its products under the Haley(R) label. Sport-Haley has registered the Haley(R) mark and the distinctive "H" design with the United States Patent and Trademark Office. Sport-Haley has also registered the Haley(R) mark in a number of international jurisdictions.

EMPLOYEES

     At June 30, 2001, Sport-Haley had 70 full-time employees and four part-time employees, including 31 full-time and one part-time executive and administrative employees, 3 full-time marketing and corporate sales employees, 35 full-time personnel in inspection, packaging, embroidering and distribution operations, and one full-time and three part-time retail employees in the factory outlet store. The Subsidiary had one administrative employee and 28 manufacturing employees. None of Sport-Haley's or the Subsidiary's employees are represented by any labor unions.

     In August 2001, Sport-Haley closed the manufacturing plant operated by the Subsidiary. Since that date, the Subsidiary has ceased operations and no longer has any employees.

YEAR 2000 COMPUTER CONVERSION

     The Company was cognizant of the Year 2000 issues associated with programming code in computer systems. The Company utilizes an integrated computer system to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering, and shipping. In preparation for the Year 2000, the Company installed a Year 2000 compliant upgrade to the software for this system and tested all other systems. As of June 30, 2001, the Company had not experienced, nor does it expect to experience any disruption related to Year 2000 issues in the operation of its system. To the best knowledge of the Company, none of the suppliers, vendors or financial institutions with which the Company has a business relationship experienced any failures or disruptions in their computer systems caused by Year 2000 issues.

ITEM 2. PROPERTIES

     Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado and consist of 96,500 square feet of floor space. These facilities were leased at an annual base rent of approximately $206,000 in fiscal 2001. Sport-Haley is obligated to pay taxes, insurance and maintenance expenses for the leased space. The Company has reached an agreement in principle with the landlord to extend this lease for an additional five-year term at a comparable lease rate.

     Sport-Haley also leases approximately 2,200 square feet of retail space for its retail factory outlet store in Laughlin, Nevada. The annual base rental for the Laughlin lease, which expires in March 2002, is approximately $48,000.

     The Subsidiary leases 22,000 square feet of manufacturing facilities in Four Oaks, North Carolina from two of the Subsidiary's former minority shareholders. The lease commenced on April 1, 1998 and expires March 31, 2008, subject to the Subsidiary's right to extend the lease term for two additional five-year periods. The annual lease payments are approximately $65,000, and the Subsidiary must pay all utilities, taxes, insurance and certain repair costs. The Subsidiary ceased operations in August 2001. Sport-Haley has not yet reached an agreement with the Subsidiary's landlord for the termination of this lease.

ITEM 3. LEGAL PROCEEDINGS

     On June 30, 1999, Sport-Haley filed a complaint against Ben Elias Industries Corp. in the District Court in and for the City and County of Denver and State of Colorado. Sport-Haley alleged that Ben Elias Industries failed to pay for goods that were shipped to it in March 1999. The total amount invoiced to Ben Elias Industries was approximately $280,000. Sport-Haley reached an out-of-court settlement with Ben Elias Industries in March 2001 and received $210,000 in full settlement of this matter. Pursuant to the terms of the settlement, the action has been dismissed.

     The Securities and Exchange Commission is currently investigating Sport-Haley to determine whether the Company or any of its officers, directors or employees violated any of the federal securities laws pursuant to a formal order of investigation. The Commission has not brought an action or proceeding against Sport-Haley, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company.

     As previously reported, in conjunction with the audit of Sport-Haley's financial statements for the fiscal year ended June 30, 2000, Sport-Haley determined that its financial statements for the fiscal years ended June 30, 1999 and 1998 required restatement due to accounting errors. The effects of significant financial statement adjustments related to the restatements for the fiscal years ended June 30, 1999 and 1998 are set forth in Sport-Haley's Form 10-K for the fiscal year ended June 30, 2000, which was filed with the Securities and Exchange Commission on November 3, 2000. In addition, Sport-Haley filed amended quarterly reports on Forms 10-Q for the quarterly periods of fiscal years 2000 and 1999 in order to correct material quarterly information for the prior interim reporting periods of fiscal years 2000, 1999 and 1998. There is no litigation currently pending or threatened against Sport-Haley concerning the restatements. However, if such litigation is initiated, it could have a material adverse impact on Sport-Haley's income from operations.

     Sport-Haley has retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Each party denies any liability to the other party. No legal action has been filed by Sport-Haley or its former auditors to assert any of these claims. To-date, Sport-Haley has incurred approximately $440,000 in expenses related to the restatements of its fiscal year 1999 and 1998 financial statements and the correction of material quarterly financial information for its fiscal years 2000, 1999 and 1998.

     Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of Sport-Haley.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sport-Haley held a special meeting in lieu of its annual meeting of shareholders on June 25, 2001. The following matters were considered and approved by the shareholders:

     A. The following six directors were elected to hold office for one-year terms or until their successors are elected and qualified.

                                                      Votes Against
                                      Votes for        or Withheld       Total Voted
                                      ---------       -------------      -----------
          Robert G. Tomlinson         3,047,299           205,519         3,252,818
          Robert W. Haley             3,047,299           205,519         3,252,818
          Kevin M. Tomlinson          3,047,299           205,519         3,252,818
          Mark J. Stevenson           3,047,299           205,519         3,252,818
          Ronald J. Norick            3,047,299           205,519         3,252,818
          James H. Everest            3,047,299           205,519         3,252,818

     B. To ratify appointment of Hein + Associates LLP as the independent certified public accountants for Sport-Haley.

          For                 3,196,304
          Against                31,714
          Abstain                24,800
          Total Voted         3,252,818

     C. The following matter was approved by Sport-Haley's shareholders that were present personally or by proxy at the June 25, 2001 special meeting and was presented by management to shareholder vote under the "other business" item of the meeting's agenda as set forth in the Proxy Statement filed on May 29, 2001:

          To amend the Sport-Haley, Inc. Stock Option Plan to permit the issuance of an additional 400,000 shares of Sport-Haley, Inc. common stock.

          For                 2,830,055
          Against                15,649
          Abstain               407,114
          Total Voted         3,252,818

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Sport-Haley's Common Stock is quoted on the Nasdaq National Market(R) under the trading symbol "SPOR." The following table sets forth the range of high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market(R), from July 1, 1998 through June 30, 2001. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

          FISCAL YEAR 2001            HIGH            LOW
          ----------------         -----------     ----------
          First Quarter            $     4.750     $    3.250
          Second Quarter                 4.438          2.875
          Third Quarter                  3.563          2.750
          Fourth Quarter                 3.360          2.563

          FISCAL YEAR 2000
          ----------------
          First Quarter            $     5.125     $    4.000
          Second Quarter                 4.625          3.938
          Third Quarter                  5.000          3.938
          Fourth Quarter                 4.875          3.938

          FISCAL YEAR 1999
          ----------------
          First Quarter            $    13.750     $    9.500
          Second Quarter                11.000          8.000
          Third Quarter                 10.250          8.125
          Fourth Quarter                 8.625          3.938

     As of May 18, 2001, Sport-Haley's common stock was held by approximately 930 shareholders. Holders of common stock are entitled to receive such dividends as may be declared by Sport-Haley's Board of Directors. No dividends have been paid on the common stock, and the Board of Directors does not anticipate that dividends will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years in the three-year period ended June 30, 2001 and the balance sheets data at June 30, 2001 and 2000 are derived from the consolidated financial statements of Sport-Haley which have been audited by Hein + Associates LLP, independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of Sport-Haley.

     As previously reported, the Company restated its financial statements for fiscal years 1999 and 1998. The Company's beginning account balances as of July 1, 1997 were corrected for certain accounting errors attributable to periods prior to July 1, 1997. The Company made an adjustment to reduce the retained earnings balance as of July 1, 1997 by approximately $872,000. It has not been possible to allocate the $872,000 to specific period in fiscal years prior to July 1, 1997 or to calculate related accounting adjustments in those years, such as tax effects. Therefore, Sport-Haley has not provided comparison financial information for the fiscal year ended June 30, 1997. The following consolidated selected financial information for the fiscal years ended June 30, 1999 and 1998 are derived from the restated financial statements for those years:

                                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                       -----------------------------------------------------
                                                                         2001           2000           1999           1998
                                                                       --------       --------       --------       --------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales .......................................................      $ 21,714       $ 23,139       $ 27,541       $ 30,449
Cost of goods sold ..............................................        15,141         15,879         18,833         19,363
Gross profit ....................................................         6,573          7,260          8,708         11,806
Selling, general and administrative expenses ....................         7,967          6,948          7,776          7,616
Impairment of fixed assets ......................................           254              0              0              0
Income (loss) from operations ...................................        (1,648)           312            932          3,470
Other income and expense, net ...................................           591            686            454            336
Income (loss) from operations
     before provision for income taxes ..........................        (1,057)           998          1,386          3,806
(Provision for) benefit from income taxes .......................           291           (344)          (810)        (1,404)
Income (loss) from continuing operations ........................          (766)           654            576          2,402
Income (loss) from discontinued operations ......................             0              0           (428)            77
Cumulative effect of change in accounting principle .............             0            361              0              0
Net income (loss) ...............................................          (766)         1,015            148          2,479

Income (loss) per common and equivalent shares outstanding:
    From continuing operations (basic) ..........................         (0.22)          0.17           0.13           0.52
    From discontinued operations (basic) ........................          0.00           0.00          (0.10)          0.02
    Cumulative effect of change in accounting
         principle (basic) ......................................          0.00           0.10           0.00           0.00
    Net income (loss) (basic) ...................................         (0.22)          0.27           0.03           0.54

    From continuing operations (diluted) ........................         (0.22)          0.17           0.13           0.51
    From discontinued operations (diluted) ......................          0.00           0.00          (0.10)          0.02
    Cumulative effect of change in accounting
         principle (diluted) ....................................          0.00           0.10           0.00           0.00
    Net income (loss) (diluted) .................................         (0.22)          0.27           0.03           0.53

Weighted average common and basic
     equivalent shares outstanding (basic) ......................         3,439          3,755          4,408          4,564

Weighted average common and basic
     equivalent shares outstanding (diluted) ....................         3,439          3,784          4,452          4,658

                                                                                               JUNE 30,
                                                                       -----------------------------------------------------
                                                                         2001           2000           1999           1998
                                                                       --------       --------       --------       --------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital .................................................      $ 22,581       $ 23,085       $ 24,969       $ 26,756
Total assets ....................................................        25,383         26,985         30,155         33,012
Long-term debt ..................................................             0              0              0              0
Total liabilities ...............................................         1,097          1,366          2,133          3,356
Shareholders' equity ............................................        24,286         25,619         28,022         29,595
Net book value per share of common stock ........................          7.42           7.40           6.58           6.56

The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2001 and 2000:

QUARTERLY FINANCIAL DATA - UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FISCAL QUARTER ENDED                      YEAR
                                                             ---------------------------------------------------        ENDED
                                                              SEP 30        DEC 31         MAR 31        JUN 30         JUN 30
                                                             --------      --------       --------      --------       --------
YEAR ENDED JUNE 30, 2001:
Net sales .............................................      $  5,863      $  4,963       $  5,908      $  4,980       $ 21,714
Gross profit ..........................................         1,818         1,729          2,361           665          6,573
Income (loss) from continuing operations ..............            53           (23)           179          (975)          (766)
Cumulative effect of change in
    accounting principle ..............................            --            --             --            --
Net income (loss) .....................................      $     53      ($    23)      $    179      ($   975)      ($   766)

Income (loss) per share:
    Basic and diluted:
         Income (loss) from continuing operations .....      $   0.02      ($  0.01)      $   0.05      ($  0.28)      ($  0.22)
         Cumulative effect of change in
              accounting principle ....................            --            --             --            --             --
         Net income (loss) ............................      $   0.02      ($  0.01)      $   0.05      ($  0.28)      ($  0.22)

Weighted average shares outstanding
    Basic .............................................         3,460         3,460          3,444         3,391          3,439
    Diluted ...........................................         3,496         3,460          3,455         3,393          3,439

YEAR ENDED JUNE 30, 2000:
Net sales .............................................      $  5,236      $  4,726       $  7,837      $  5,340       $ 23,139
Gross profit ..........................................         1,758         1,659          2,574         1,269          7,260
Income (loss) from continuing operations ..............           204            96            228           126            654
Cumulative effect of change in
   accounting principle ...............................            --            --             --           361            361
Net income (loss) .....................................      $    204      $     96       $    228      $    487       $  1,015

Income (loss) per share:
    Basic and diluted:
         Income (loss) from continuing operations .....      $   0.05      $   0.03       $   0.06      $   0.03       $   0.17
         Cumulative effect of change in
              accounting principle ....................            --            --             --          0.10           0.10
         Net income (loss) ............................      $   0.05      $   0.03       $   0.06      $   0.13       $   0.27

Weighted average shares outstanding
    Basic .............................................         3,940         3,771          3,605         3,645          3,755
    Diluted ...........................................         3,956         3,775          3,658         3,701          3,784

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains certain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; and other risks or uncertainties detailed in other Securities and Exchange Commission filings made by Sport-Haley. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position of Sport-Haley could differ materially from those expressed in, or implied by, such forward-looking statements. Sport-Haley's business in general is subject to certain risks including the following:

     o The demand for Sport-Haley's products may decrease if the popularity of golf decreases or if other factors, such as a slowing economy or inclement weather, cause golfers not to patronize golf professional shops.

     o Sport-Haley must continue to design apparel that is accepted by consumers as fashionable and stylish in order to continue to have market acceptance.

     o Sport-Haley's sales are seasonal, and historically sales from July through December, Sport-Haley's first and second fiscal quarters, are weaker than sales from January through June, which are Sport-Haley's third and fourth fiscal quarters.

     o The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken Sport-Haley's competitive position.

     o Sport-Haley maintains a significant level of finished goods inventories to support its sales volume and its corporate apparel program. Disposal of excess prior seasons' inventory is an ongoing part of operations, but a significant amount of sales at the lower margins dictated by inventory reduction may impair Sport-Haley's financial condition. Inventory write-downs may also affect its financial condition.

     o Sport-Haley depends on timely delivery of finished garments from its suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including labor shortages and transportation difficulties, could adversely affect Sport-Haley's ability to make timely delivery of finished garments to its customers.

     o Sport-Haley's increased reliance on foreign suppliers amplified the risk that Sport-Haley's revenues might be adversely affected if a foreign shipment were lost. Sport-Haley maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the increased reliance on foreign suppliers increases the risk that Sport-Haley would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income for fiscal 2001 and 2000 and as previously restated for fiscal years 1999 and 1998:

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                ---------------------------------------------
                                                                 2001         2000         1999         1998
                                                                ------       ------       ------       ------
Net Sales ..............................................        100.0%       100.0%       100.0%       100.0%
Cost of goods sold .....................................         69.7         68.6         68.4         63.6
Gross profit ...........................................         30.3         31.4         31.6         36.4
Selling, general and administrative expenses ...........         36.7         30.0         28.2         25.0
Impairment of fixed assets .............................          1.2          0.0          0.0          0.0
Income from operations .................................         (7.6)         1.4          3.4         11.4
Other income and expenses, net .........................          2.7          2.9          1.6          1.1
Income from operations before provision for
   income taxes ........................................         (4.9)         4.3          5.0         12.5
(Provision for) benefit from income taxes ..............          1.4         (1.5)        (2.9)        (4.6)
Income (loss) from discontinued operations .............         --           --           (1.6)         0.2
Cumulative effect of change in accounting principle ....         --            1.6         --           --
Net income (loss) ......................................         (3.5)%        4.4%         0.5%         8.1%

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000. Net sales for the year ended June 30, 2001 ("fiscal 2001") were approximately $21.7 million, a decrease of approximately $1.4 million, or 6%, as compared with approximately $23.1 million for the fiscal year ended June 30, 2000 ("fiscal 2000"). The decrease is attributable to several factors. Both a general slowing of the economy and unusually inclement weather conditions in major geographic markets were contributing factors to the decrease in net sales. Each of those circumstances contributed to late season cancellations of customer orders for spring season merchandise and a decrease in the number of golf shops that placed orders for "basic" goods at the opening of the spring golf season. The net decrease in sales is also consistent with the similar negative trend with respect to the number of rounds of golf played at country club and resort courses. Per published reports, the number of rounds played during fiscal 2001 were markedly less than were played during fiscal 2000. Further, intense competition within the golf apparel industry has continued throughout fiscal 2001. Companies with greater financial resources and better name recognition than Sport-Haley, such as Nike, have continued to intensify their individual marketing efforts within the golf apparel industry. Because of the increased competition with "big name" companies, Sport-Haley, through its network of independent sales representatives, implemented marketing strategies to attract new customers to the Haley(R) brand and to strengthen relationships with its long-time customers.

     For fiscal 2001, the men's and women's lines accounted for approximately 37% and 46% of total net sales, respectively. The Elements line accounted for approximately 11% of total net sales. The remaining 6% was comprised of embroidering, shipping and sales at the retail factory outlet store, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

     For fiscal 2000, the men's and women's lines accounted for approximately 47% and 41% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales. The remaining 4% was comprised of embroidering, shipping and sales at the retail factory outlet store.

     Gross profit for fiscal 2001 was approximately $6.6 million, a decrease of approximately $687,000 or 9%, as compared with approximately $7.3 million in fiscal 2000. While the decrease in gross profit is consistent with the downward trend in net sales, the decrease is not entirely due to such a downward trend. Sport-Haley dramatically altered its business operations during fiscal 2001 in order to place the Company in a better competitive position within the golf apparel industry. Prior to fiscal 2001, Sport-Haley primarily manufactured its finished goods inventories predominantly by utilizing United States vendors. During fiscal 2001, Sport-Haley evolved from a company that manufactured its finished goods inventories into a company that primarily purchases its inventories from foreign suppliers. Because of the completion of its change in operations at or near June 30, 2001, Sport-Haley incurred one-time charges to cost of goods sold of approximately $872,000 during the fiscal quarter ended June 30, 2001. Of the $872,000, raw materials inventories were deduced by approximately $800,000 to reduce the value of those inventories to estimated amounts realizable upon disposal sales of the fabric and trim items. This revaluation of raw materials inventories directly related to the Company's exit from the garment manufacturing industry as of June 30, 2001. The balance of the $872,000 consisted of a charge of approximately $72,000 to reduce the valuation of prior seasons' finished goods inventories to the lower of cost or market. Management expects that their decisions to exit from the garment manufacturing industry and to rely heavily on foreign suppliers for finished goods inventory purchases will help Sport-Haley achieve higher gross margins in future reporting periods.

     Gross margin for fiscal 2001 was approximately 30%, a decrease of approximately 1%, from approximately 31% in fiscal 2000. As discussed above, gross margin was negatively impacted in fiscal 2001 due to cost of goods sold inventory write-down adjustments of approximately $872,000. Had the cost of goods sold inventory write-down adjustments not been taken, gross margin would have been higher in fiscal 2001 than the margin achieved in fiscal 2000. In both fiscal 2001 and fiscal 2000, gross margins were negatively impacted by dispositions of excess and prior seasons' inventories ("closeout inventories") at discounted sales prices. Disposition of closeout inventories is common and recurring within the seasonal apparel business in general. Sales of closeout inventories represented approximately 10% of Sport-Haley's net sales in both fiscal 2001 and fiscal 2000 and generated approximately $2.2 million in operating cash from the reduction of inventories in each of the fiscal years. Because of dramatic changes in business operations that include purchasing finished goods inventories from foreign suppliers, the Company expects to achieve higher gross margins in fiscal 2002 and beyond than were achieved in fiscal 2001.

     Selling, general and administrative expenses for fiscal 2001 were approximately $8.0 million, an increase of approximately $1.1 million or 15%, as compared with approximately $6.9 million for fiscal 2000. A significant portion of the increase was attributable to additional accounting, legal and other expenses of approximately $420,000 incurred in fiscal 2001 related to the restating of the Company's financial statements for fiscal years 1999 and 1998 and the correction of material quarterly information for the quarters of fiscal years 2000, 1999 and 1998. Another portion of the increase was related to increased design costs. Sport-Haley retained the services of Donald W. Jewell during fiscal 2001 to redesign and re-source the men's apparel collections and to design and source apparel to be included in the Ben Hogan(R) apparel collections. Sales commissions expense also attributed approximately $100,000 to the increased selling, general and administrative expenses. Commissions increased primarily because of the differences between fiscal years 2001 and 2000 in the sales prices of current seasons' sales. Other contributing factors to the increase in selling, general and administrative expenses were increased general and health insurance premiums, increased costs of shipping materials and the increased cost of natural gas and electricity utilities. As a percentage of net sales, selling, general and administrative expenses were 37% and 30% for fiscal years 2001 and 2000, respectively.

     In August 2001, the Company formalized its decision to close its subsidiary. Therefore, in the fourth quarter of fiscal 2001, Sport-Haley recorded a charge of approximately $254,000 related to an impairment of fixed assets. The impairment related to fixed assets used by the Subsidiary in its manufacturing operations. Because of the significant increase in reliance on purchasing finished and packaged apparel from foreign suppliers, Sport-Haley closed the Subsidiary in August 2001. Since that time, substantially all of the Subsidiary's assets have been sold at public auction. Future costs associated with the closure of the Subsidiary, such as costs of transporting raw fabrics and trim to other locations, freight costs associated with transporting certain fixed assets to the Denver facility and future rent, utilities and other costs associated with the Four Oaks facility, cannot be reasonably quantified at this time. The subsidiary leases its facilities from two of the subsidiary's former minority shareholders with future minimum lease payments totalling approximately $423,000 remaining. Since the subsidiary's lease is not guaranteed by Sport-Haley, management believes that the Company may be able to terminate this lease without a material effect on the Company's results of operations. However, no assurance can be given that a material effect will not occur.

     Total other income, net, for fiscal 2001 was approximately $591,000, a decrease of approximately $95,000 or 14%, as compared with approximately $686,000 for fiscal 2000. The decrease was primarily due to the difference between fiscal years 2001 and 2000 in refunds of state income taxes and interest on the refunds relating to certain expenditures recorded in prior years.

     Income (loss) from operations before provision for income taxes for fiscal 2001 was approximately ($1.1 million), a decrease of approximately $2.1 million, or 206%, as compared with approximately $1.0 million for fiscal 2000. Income
(loss) from continuing operations for fiscal 2001 was approximately ($766,000), a decrease of approximately $1.4 million, or 217%, as compared with approximately $654,000 for fiscal 2000. The disparity between the decrease in income (loss) from operations before provision for income taxes and the decrease in income (loss) from operations arose because of the difference in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial statement versus tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The disparity was primarily caused by differences in recording net operating loss carrybacks. Federal income tax law requires a recalculation of the net operating loss created in fiscal 2001, because the loss will be carried back to a tax year in which the Company did not file a consolidated tax return. State income tax law requires that the operating loss be carried forward. The Company recorded an increase in income taxes receivable of approximately $250,000 relating to the fiscal 2001 loss from continuing operations. The effective tax rate for fiscal 2001 was approximately (28%) as compared with 35% for fiscal 2000.

     Net income (loss) for fiscal 2001 was approximately ($766,000), a decrease of approximately $1.8 million), or 175%, as compared with approximately $1.0 million for fiscal 2000. The decrease was primarily attributable to the combination of the factors discussed above combined with the approximate $361,000 cumulative effect of change in accounting principle that was reported for fiscal 2000.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999. Net sales for the year ended June 30, 2000 were approximately $23.1 million, a decrease of approximately $4.4 million, or 16%, as compared with approximately $27.5 million for the fiscal year ended June 30, 1999 ("fiscal 1999"). The decrease was attributable to several factors. Prior to June 30, 2000, competition within the golf apparel industry increased significantly due mainly to several well-known companies with strong financial resources which entered the sportswear market. These companies' name recognitions allowed them to market golf apparel effectively in the retail and catalog markets, which, in turn, adversely impacted sales of golf apparel in the club and resort markets, where the Company has primarily operated. Increased competition in the sportswear market significantly increased competition among the companies competing in the resort and club market. The increased competition resulted in downward sales price pressures in the resort and club markets, which contributed to the downward trend in the Company's net sales.

     The Company experienced a significant increase in the backlog of customer orders near the end of fiscal 2000. The increase in backlog orders was primarily attributable to the combination of the inability of several suppliers to timely deliver component materials to the Subsidiary and the inability of two suppliers to timely deliver apparel as finished goods to the Company's distribution facility. As a result, the Company lost approximately $1.5 million in gross sales due to the combination of late shipments and canceled customer orders at the end of fiscal 2000. The company sells fashion garments in multiple groups consisting of mixes of items manufactured either by the Subsidiary or other finished goods suppliers. Because customers order apparel by specific fashion groups and the Company is dependent upon more than one supplier to deliver garments in any one fashion group, it is impossible to quantify how the inability of any individual supplier to deliver goods on a timely basis directly relates to the loss of sales due to the late shipment to or canceled orders by any one customer. In order to mitigate the non-timely shipment and cancellation of customer orders, the Company implemented controls to monitor its Subsidiary and suppliers to ensure more timely receipt of component materials and apparel as finished goods inventories. Specific controls included terminating business relationships with poorly performing suppliers, increasing the total number of suppliers used and establishing business relationships with a greater number of offshore suppliers. Adding suppliers was expected to minimize the detrimental effect of late delivery by one or more suppliers, although there was no assurance of that result. The increased use of offshore suppliers was expected to increase gross margins achieved in future periods.

     For fiscal 2000, the men's and women's lines accounted for approximately 47% and 41% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales. The remaining 4% was comprised of embroidering, shipping and sales at the retail factory outlet store, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

     For fiscal 1999, the men's and women's lines accounted for approximately 46% and 40% of total net sales, respectively. The Elements line accounted for approximately 8% of total net sales, and the headwear line accounted for approximately 2%. The remaining 4% of net sales was comprised of embroidering, shipping and sales at the retail factory outlet store.

     Gross profit for fiscal 2000 was approximately $7.3 million, a decrease of approximately $1.4 million or 17%, as compared with approximately $8.7 million in fiscal 1999. The decrease was consistent with the corresponding decline in net sales in fiscal 2000.

     Gross margin for fiscal 2000 was approximately 31%, a decrease of approximately 1%, from approximately 32% in fiscal 1999. The decrease was chiefly attributable to proportionately higher incentive sales discounts offered in fiscal 2000 as compared with fiscal 1999. In both fiscal 2000 and 1999, gross margins were negatively impacted by dispositions of excess and prior seasons' inventories at discounted sales prices. Disposition of closeout inventories were common within the seasonal apparel business in general. An increase in closeout inventories was indicative of increased competition within the club and resort markets and other factors. Sales of closeout inventories accounted for approximately 10% of net sales in both fiscal 2000 and 1999. By comparison, in fiscal 1998, sales of closeout inventories accounted for approximately 2% of net sales. The Company estimated that sales of closeout inventories at reduced sales prices negatively impacted gross margins by approximately 6% in both fiscal 2000 and 1999, as compared with the gross margin achieved in fiscal 1998. However, the Company generated approximately $2.2 million in operating cash from the reduction of inventories in fiscal 2000.

     Selling, general and administrative expenses for fiscal 2000 were approximately $6.9 million, a reduction of approximately $828,000, or 11%, as compared with approximately $7.8 million for fiscal 1999. Selling expenses decreased in fiscal 2000 primarily due to a reduction in sales commissions corresponding to a decreased sales volume. Sales commissions for fiscal 2000 were approximately $1.6 million, a decrease of approximately $400,000, or 20%, as compared with approximately $2.0 million for fiscal 1999. As a percentage of net sales, sales commissions were approximately 7% for both fiscal 2000 and 1999. The Company implemented certain cost-containment measures during fiscal 2000 that were specifically designed to reduce general and administrative expenses. Other than advertising expenses, which increased by approximately 2% due to increased marketing efforts, general and administrative costs generally decreased for fiscal 2000, as compared with fiscal 1999, primarily because of a reduction in the number of employees of the Company. Salaries and related payroll taxes for fiscal 2000 were approximately $3.0 million, a decrease of approximately $600,000, or 12%, as compared with approximately $3.6 million for fiscal 1999. While total selling, general and administrative expenses decreased for fiscal 2000 as compared with fiscal 1999, as a percentage of net sales, selling, general and administrative expenses increased for fiscal 2000, as compared with fiscal 1999. Selling, general and administrative expenses as a percentage of net sales for fiscal 2000 were approximately 30%, an increase of approximately 2%, as compared with 28% for fiscal 1999. The increase was mainly attributable to lower net sales in fiscal 2000 over which fixed costs were allocated.

     Total other income for fiscal 2000 was approximately $686,000, an increase of approximately $232,000, or 51%, as compared with approximately $454,000 for fiscal 1999. The increase was primarily due to refunds of state income taxes and interest earned on the refunds relating to certain expenditures in prior years.

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

     Sport-Haley adopted Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") in fiscal 2000. Because of adopting that standard, the Company changed its accounting for stock options issued to non-employee directors. The change resulted in a cumulative effect adjustment of $361,000, net of taxes, in fiscal 2000.

     Net income for fiscal 2000 was approximately $1.0 million, an increase of approximately $867,000, or 586%, as compared with approximately $148,000 for fiscal 1999. The increase was attributable primarily to the cumulative effect of changing the accounting method for stock-based compensation of non-employee directors in fiscal 2000, in accordance with adopting FIN 44, and the loss recognized on the discontinuance of headwear operations in fiscal 1999.

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

     Net cash provided by operating activities totaled approximately $438,000, $4.584 million, and $4.819 million for fiscal years 2001, 2000, and 1999, respectively. The primary components of adjustments to reconcile net income to cash provided by operating activities were changes between fiscal years relating to inventories, accounts receivable, prepaid expenses, income taxes receivable, accounts payable, and accrued commissions and other expenses.

     o Inventories used cash of approximately $377,000 in fiscal 2001, provided operating cash of approximately $2.228 million in fiscal 2000, and provided operating cash of approximately $4.589 million in fiscal 1999. Inventories decreased from approximately $9.659 million at June 30, 2000 to approximately $9.164 million at June 30, 2001.

     o Accounts receivable used operating cash of approximately $478,000 in fiscal 2001, provided operating cash of approximately $472,000 in fiscal 2000, and provided operating cash of approximately $1.061 million in fiscal 1999. Accounts receivable net of allowances increased from approximately $4.795 million at June 30, 2000 to approximately $5.208 million at June 30, 2001.

     o Prepaid expenses and other provided operating cash of approximately $224,000 in fiscal 2001, used operating cash of approximately $404,000 in fiscal 2000, and provided operating cash of approximately $75,000 in fiscal 1999. Prepaid expenses and other decreased from approximately $669,000 at June 30, 2000 to approximately $445,000 at June 30, 2001.

     o Income taxes receivable provided operating cash of approximately $61,000 in fiscal 2001 and provided operating cash of approximately $498,000 in fiscal 2000. Income taxes receivable decreased from approximately $449,000 at June 30, 2000 to $388,000 at June 30, 2001.

     o Accounts payable used operating cash of approximately $394,000 in fiscal 2001, provided operating cash of approximately $59,000 in fiscal 2000, and used operating cash of approximately $336,000 in fiscal 1999. Accounts payable decreased from approximately $848,000 at June 30, 2000 to approximately $454,000 at June 30, 2001.

     o Accrued commission and other expenses provided operating cash of approximately $125,000 in fiscal 2001, used operating cash of approximately $232,000 in fiscal 2000, and used operating cash of approximately $1.015 million in fiscal 1999. Accrued commissions and other expenses increased from approximately $512,000 at June 30, 2000 to approximately $643,000 at June 30, 2001.

     Working capital requirements are expected to remain relatively constant. Working capital was approximately $22.581 million at June 30, 2001 and approximately $23.085 million at June 30, 2000. Cash and cash equivalents totaled approximately $4.413 million and approximately $6.676 million at June 30, 2001 and 2000, respectively.

     Net cash provided by (used in) investing activities totaled approximately ($2.114 million), ($2.642 million), and $1.218 million for fiscal years 2001, 2000, and 1999, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases of fixed assets.

     o Maturities (purchases) of marketable securities used investing activities cash of approximately $1.931 million in fiscal 2001, used investing activities cash of approximately $1.967 million in fiscal 2000, and provided investing activities cash of approximately $1.996 million in fiscal 1999. Marketable securities increased from $1.967 million at June 30, 2000 to approximately $3.898 million at June 30, 2001.

     o Purchases of fixed assets used investing activities cash of approximately $184,000, $679,000, and $803,000 in fiscal 2001, 2000, and 1999, respectively. Property and equipment, at cost, increased from approximately $4.552 million at June 30, 2000 to approximately $4.733 million at June 30, 2001.

     The Company had no long-term debt at June 30, 2001 or 2000. Since April 1994, Sport-Haley has maintained a revolving line of credit with the same bank. The revolving line of credit agreement, which has been renewed through November 5, 2001, provides for interest at 1/2% below the banks prime rate. The revolving line of credit agreement is divided into two parts, one of which provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets and the other of which provides for a maximum loan amount of $1.0 million to the Subsidiary secured by a lien on substantially all of the Subsidiary's assets and guaranteed by Sport-Haley. Sport-Haley generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. Sport-Haley has no outstanding borrowings under the line of credit at June 30, 2001.

     Sport-Haley, in the ordinary course of its business, enters into letters of credit arrangements with a bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2001, the Company had outstanding letters of credit totaling approximately $659,000, which related to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the lines of credit.

     Historically, gross proceeds received by Sport-Haley from the exercise of stock options and warrants have fluctuated significantly from year to year. Sport-Haley realized proceeds of approximately $0 in fiscal 2001, $32,000 in fiscal 2000, and $206,000 during fiscal 1999.

     Since December 1994, the Board of Directors has authorized management to repurchase shares of Sport-Haley's Common Stock, and an aggregate of 1,684,400 shares had been repurchased as of June 30, 2001 at an aggregate cost of approximately $10.8 million. In fiscal 2001 and 2000, Sport-Haley repurchased 187,400 and 810,000 shares at a cost of approximately $587,000 and $3.3 million, respectively. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given its earnings, working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock.

     Most of Sport-Haley's purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no material currency exchange risk. Sport-Haley is not currently using derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with sales to its Canadian distributor. To the extent that its receivables were denominated in Canadian currency that are not hedged, Sport-Haley would be subject to foreign currency transaction gains and losses.

     Management believes that inflation has not materially affected the results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin Number 101 ("SAB 101"), entitled, "Revenue Recognition in Financial Statements." SAB 101 established guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and, 4) collectibility is reasonably assured. SAB 101, as amended by SAB 101B, was effective no later than the fourth fiscal quarter of the Company's fiscal year ending year 2001. The adoption of SAB 101 had no material effect on the Company's financial position or its results of operations.

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as extraordinary gain, rather than to be deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and, 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoptions of SFAS 141 and SFAS 142 are not expected to have a material effect on the Company's financial position as a result of operations.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 143 ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including:
1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effects of the adoption of SFAS 143 on either its financial position, results of operation or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                              PAGE
Report of Independent Certified Public Accountants ......................      F-2

Consolidated Balance Sheets .............................................      F-3

Consolidated Statements of Income and Comprehensive Income ..............      F-4

Consolidated Statement of Shareholders' Equity ..........................      F-5

Consolidated Statements of Cash Flows ...................................      F-6

Notes to Consolidated Financial Statements ..............................      F-7

Schedule II - Valuation and Qualifying Accounts .........................      F-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported, as of July 13, 2000, at the recommendation of the Audit Committee, the Company terminated the services of its former accountants, Levine, Hughes & Mithuen, Inc. The reports of Levine, Hughes & Mithuen, Inc. on the Company's financial statements for the years ending June 30, 1999 and 1998 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. At the advice of the Audit Committee, the Company retained the services of Hein + Associates LLP on or about July 13, 2000. During the two years preceding the termination of Levine, Hughes & Mithuen, Inc., there were no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which would have caused the former accountants to make reference to such disagreements in connection with their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                       AGE                POSITION
        ----                       ---                --------
Robert G. Tomlinson                60        Chairman of the Board and
                                             Chief Executive Officer

Kevin M. Tomlinson                 41        Chief Operating Officer, Executive Vice
                                             President - Operations and Director

Robert W. Haley                    56        President and Director

Patrick W. Hurley(3)               49        Chief Financial Officer, Secretary,
                                             Treasurer and Controller

Donald W. Jewell(5)                50        Senior Vice President

Catherine B. Blair                 50        Vice President - Merchandising/Design

William L. Blair(4)                59        Vice President - Corporate Sales

James A. Saxon(6)                  46        Vice President - Sales, Special Markets
                                             and Brands

Mark J. Stevenson(1)(2)            63        Director

Ronald J. Norick(1)(2)             60        Director

James H. Everest(1)(2)             53        Director

------------------------

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Mr. Hurley was appointed Chief Financial Officer in December 2000.

(4) Mr. Blair resigned from his posisition as Vice President - Corporate Sales on December 22, 2000.

(5)  Mr. Jewell was appointed Senior Vice President on February 1, 2001.

(6) Mr. Saxon was appointed Vice President - Sales, Special Markets and Brands on June 1, 2001.

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

     ROBERT W. HALEY has served as President and a director of Sport-Haley since May 1996. From January 1992 until his appointment to such positions, he served as Vice President of Marketing of Sport-Haley. Prior to joining Sport-Haley, Mr. Haley served in various marketing positions for golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with more than 25 years experience in the golf industry.

     PATRICK W. HURLEY served as Secretary, Treasurer and Controller since November 1999 and as Chief Financial Officer since December 2000. Prior to joining Sport-Haley, he was employed as a Senior Staff Accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a Bachelor of Science in Accounting in 1991. He is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

     DONALD W. JEWELL has served as Senior Vice President of Sport-Haley since February 1, 2001. From 1996 until joining Sport-Haley, Mr. Jewell was the founder, president and director of Jewell Apparel Group, a Canadian distributor of premium and mid-priced men's golf apparel. Mr. Jewell began designing, sourcing and marketing golf apparel in 1993 while serving as the president and chief executive officer of Jewell-Rung, positions that he held from 1980 to 1996.

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

     WILLIAM L. BLAIR served as Vice President of Corporate Sales beginning in March 1998. Mr. Blair resigned as an officer of the Company on December 22, 2000. From September 1996 until joining Sport-Haley, Mr. Blair was director of marketing for the Activewear Division of Fruit of the Loom. From 1992 to 1996, Mr. Blair was a director of and consultant to Osterman API, Inc., a promotional product company.

     JAMES A. SAXON has served as Vice President - Sales, Special Markets and Brands since June 1, 2001. From August 2000 until joining Sport-Haley, Mr. Saxon was vice president of sales and marketing for American Design Studios, Inc. From July 1998 to August 2000, Mr. Saxon was vice president and chief operating officer for Jewell Apparel Group. From September 1994 to December 1997, Mr. Saxon was the president and chief operating officer for Montecito Sportswear Corp.

     MARK J. STEVENSON has been a director of Sport-Haley since November 1993. From 1994 to 1998, Mr. Stevenson held the positions of president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries. Electronic Manufacturing Systems merged with RSP in 1998 to form E-M-Solutions. Since the merger Mr. Stevenson has served E-M-Solutions as the executive chairman of the board. E-M-Solutions has signed a definitive agreement to be acquired by Sanmina, a transaction that is scheduled to close prior to December 31, 2001.

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

BOARD COMMITTEES

     The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Stevenson, Norick and Everest. The Audit Committee is also composed of Messrs. Norick, Stevenson and Everest. No member of either committee is a current or former officer or employee of Sport-Haley.

     The Compensation Committee held one meeting in fiscal 2001. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan. See "Compensation Committee Report" included in Item 11 below. All of the committee members attended the meeting held during fiscal 2001.

     The Audit Committee held two formal meetings during fiscal 2001. The function of the Audit Committee is to review and approve the scope of audit procedures employed by Sport-Haley's independent auditors, to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. All of the committee members attended the meeting held during fiscal 2001.

     The Board of Directors authorized the hiring of a consultant to assist the Audit Committee with the review of financial statements in accordance with recently promulgated regulations of the Securities and Exchange Commission. The consultant attended the Audit Committee meeting held during fiscal 2001.

     In fiscal 2001, the Board of Directors held three formal meetings. Messrs. Haley and Everest attended two of the three meetings and each other director attended all board and committee meetings held during fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley for the three fiscal years ended June 30, 2001 of Robert G. Tomlinson, Chief Executive Officer, Kevin M. Tomlinson, Chief Operating Officer, Robert W. Haley, President, and William L. Blair, Vice President-Corporate Sales, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2001 (the "Named Officers").

                                                                                LONG TERM COMPENSATION
                                                                                        AWARDS
                                                       ANNUAL COMPENSATION      ----------------------
                                             FISCAL    --------------------     SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR       SALARY       BONUS        OPTIONS/SARS(#)        COMPENSATION
---------------------------                  ------    ----------     -----     ----------------------    -------------
Robert G. Tomlinson,                           2001    $ 170,000      $ -0-             $ -0-              $  1,301 (1)
 Chairman of the Board and                     2000      176,539        -0-               -0-                 2,213 (1)
 Chief Executive Officer                       1999      202,692        -0-               -0-                 1,022 (1)

Kevin M. Tomlinson,
  Chief Operating Officer, Executive           2001      140,000        -0-               -0-                 1,255 (1)
  Vice President - Operations and              2000      129,885        -0-               -0-                 1,278 (1)
  Director

Robert W. Haley,                               2001      150,000        -0-               -0-                   124 (2)
 President                                     2000      155,769        -0-               -0-                 1,000 (1)
                                               1999      171,154        -0-               -0-                 1,022 (1)

William L. Blair,                              2001      140,385 (3)    -0-               -0-                   124 (2)
 Vice President-Corporate Sales                2000      124,154        -0-               -0-                   135 (2)
                                               1999      114,461        -0-               -0-                   138 (2)

(1) Comprised of contributions by Sport-Haley to the Named Officer's 401(k) account and term life insurance premiums.

(2)  Comprised solely of term life insurance premiums.

(3) Mr. Blair was employed by Sport-Haley as an executive officer until January 2001.

FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                                            NUMBER OF SECURITIES UNDER-          VALUE OF UNEXERCISED IN-
                                                            LYING UNEXERCISED OPTIONS/          THE-MONEY(1) OPTIONS/SARS
                                 SHARES                       SARS AT FISCAL YEAR-END             AT FISCAL YEAR-END(2)
                                ACQUIRED        VALUE       ----------------------------       ----------------------------
NAME                          ON EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
----                          -----------      --------     -----------    -------------       -----------    -------------
Robert G. Tomlinson                -0-           -0-           68,333          16,667              -0-            -0-
Kevin M. Tomlinson                 -0-           -0-           53,333          16,667              -0-            -0-
Robert W. Haley                    -0-           -0-           58,334          16,667              -0-            -0-
William L. Blair (3)               -0-           -0-              -0-             -0-              -0-            -0-

---------------

(1) Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.

(2) The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $3.000 on June 30, 2001.

(3) Mr. Blair resigned as an officer of Sport-Haley on December 22, 2000. He surrendered his outstanding options, which were canceled, on or about January 31, 2001.

     No employee of Sport-Haley receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but may receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel and other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 2001, no non-employee directors were granted any options.

     EMPLOYMENT AGREEMENTS. Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. The agreement requires that he devote his full business time to

Sport-Haley as Chief Executive Officer and/or Chairman of the Board at an annual salary of $200,000, be provided an automobile and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from January 1, 1997 to December 31, 1999, subject to automatic one (1) year extensions at the end of each year. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of Sport-Haley or upon his resignation. Subject to the right of Sport-Haley to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to Sport-Haley for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of Sport-Haley or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at Sport-Haley's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

     Effective December 1, 1999, Sport-Haley entered into an employment agreement with Mr. Kevin Tomlinson. The agreement requires that he devote his full business time to Sport-Haley as Chief Operating Officer and Executive Vice President-Operations at an annual salary of $140,000 per year and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from December 1, 1999 to December 1, 2002, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Tomlinson is entitled to receive severance compensation equal to 12 months salary and bonus and incentive payments over the last 12 months. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Tomlinson becomes disabled during the term of the agreement, his full salary shall be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

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

     Sport-Haley entered into an employment agreement with Mr. William Blair effective March 2, 1998. The agreement required that he devote his full business time to Sport-Haley as Vice President of Corporate Sales at an annual salary of $120,000 and such bonuses as awarded by the Board of Directors. The employment agreement for Mr. Blair extended through March 1, 2001 and by its terms would automatically renew for one additional year unless notice of termination were given by either party. If Sport-Haley terminated the agreement for other than "cause" (as defined in the agreement) or if Mr. Blair terminated the agreement with or without "cause", he was entitled to receive severance compensation equal to six months salary and 50% of the last annual bonus. During the time he should receive any such severance compensation, he would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. Had there been a non-negotiated change in control of Sport-Haley, he would have been entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. Options previously granted could have become fully vested on the date of termination, depending on the reason for termination. The agreement contained a non-competition agreement for six months following termination, provided Mr. Blair could have been released from the non-compete if the agreement were terminated without cause and if he had elected to forego any severance pay. Mr. Blair notified Sport-Haley of his resignation from his position as Vice President - Corporate Sales on December 22, 2000. His employment agreement was terminated effective January 5, 2001.

STOCK OPTION PLAN

     Sport-Haley adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan, as amended, provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 2,150,000 shares. Non-qualified options may be granted to employees, directors and consultants of Sport-Haley, while incentive options may be granted only to employees. No options may be granted under the Option Plan subsequent to February 28, 2003.

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

     As of June 31, 2001, a total of 529,881 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.500 to $10.625 per share and a weighted average exercise price per share of $6.572.

401(k) PLAN

     In January 1996, Sport-Haley adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of Sport-Haley. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all full-time employees who are at least age 18 and have been employed at least three months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by Sport-Haley of $0.25 on the dollar for employee contributions on the first 5% of the employee's annual compensation. Upon leaving Sport-Haley, each participant is 100% vested with respect to the participant's contributions and is vested based on years of service with respect to Sport-Haley's matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Upon retirement, benefits are payable to each participant in a single cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2001. Based solely on Sport-Haley's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 2001, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements, with the exception that the following two reports were filed late:

     o Form 3 - James A. Saxon - filed August 17, 2001 (reporting status as officer, beneficial ownership of options but no transactions).

     o Form 3 - Donald W. Jewell - filed August 17, 2001 (reporting status as officer, but no beneficial ownership or transactions).

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

     This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 2001.

     COMPENSATION POLICY. Sport-Haley's policy with respect to executive compensation was designed to:

     o Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to Sport-Haley in a manner that is commensurate with compensation paid by companies of comparable size or within the golf apparel industry;

     o Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of Sport-Haley; and

     o Align the interests of the executive officers with those of Sport-Haley's shareholders.

     The components of compensation paid to certain executive officers consist of (a) base salary, (b) incentive compensation in the form of discretionary annual bonus payments, (c) long-term incentive compensation in the form of awards under Sport-Haley's Option Plan, and (d) various other benefits.

     BASE SALARY. For fiscal 2001, the Compensation Committee reviewed the base salary paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2001, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of Sport-Haley's executive officers in fiscal 2001, except for one officer.

     INCENTIVE CASH BONUS COMPENSATION. The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. It also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision on whether to award incentive cash bonus compensation is based on a combination of achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, Sport-Haley's future operating results, and on an officer's responsibilities, capabilities and contribution to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although certain executive officers' employment agreements provide that the executive is eligible for a discretionary bonus of up to a specified percentage of his or her base salary. Although all of the executive officers' contributions were noted and commended, the Compensation Committee awarded an incentive cash bonus to one of the executive officers but the Committee did not believe that other such bonuses were merited in view of the continued negative sales and profitability trends of Sport-Haley in fiscal 2001.

     LONG-TERM INCENTIVE (OPTION) COMPENSATION. The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with that of shareholders. In fiscal 2001, the Compensation Committee did not grant any options to executives or employees of the Company.

     OTHER BENEFITS. Executive officers are eligible for various benefits, including health and welfare plans generally available to all full-time employees. In addition, executive officers are eligible to participate in the

401(k) Plan, also generally available to all employees, whereby the officers may elect to defer part or all of their base and incentive cash compensation, with matching contributions from Sport-Haley. Sport-Haley does not maintain any other plans and arrangements for the benefit of its executive officers except to provide a life insurance policy for the benefit of certain executive officers' named beneficiaries and vehicles for use by its Chief Executive Officer and Chief Operating Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

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

     CEO COMPENSATION. In reviewing the Chairman and Chief Executive Officer's compensation package, the Committee pursues the same objectives, which apply for other executive officers. The overall goal is to base the Chairman and Chief Executive Officer's salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chairman and Chief Executive Officer particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee believes that Mr. Tomlinson's leadership has been essential in growing Sport-Haley's revenues up to seven fold from 1994 to 2001. The Compensation Committee noted that Mr. Tomlinson previously had made a voluntary decision to reduce his base salary and commended that action as a demonstration of his continued leadership and administration of resources. In fiscal 2001, no raises or cash bonuses were awarded to Mr. Tomlinson. His voluntary reduction in his salary has continued into fiscal 2001 and he is currently being paid at an annual rate of $170,000, rather than the $220,000 to which he is entitled under his employment agreement.

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

     Set forth below is a line graph prepared by Media General Financial Services comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) a Nasdaq Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 1996 through June 30, 2001 (the "Measurement Period"). The graph assumes that $100 is invested in each of Sport Haley's Common Stock, the Nasdaq Market Index and the publicly traded peers on July 1, 1996 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing (i) the difference between Sport-Haley's share price at July 1, 1996 and at each June 30 of the Measurement Period by (ii) the share price at the beginning of the Measurement Period.

                               [PERFORMANCE GRAPH]



                                                      FISCAL YEAR ENDED JUNE 30,
                                   1996        1997        1998        1999        2000        2001
                                  ------      ------      ------      ------      ------      ------
Sport-Haley, Inc.                 100.00      114.53       89.74       32.91       28.21       20.51
Industry Peer Group Index         100.00      117.41      139.83      127.94      103.98      132.85
Nasdaq Market Index               100.00      120.46      159.68      223.77      336.71      186.46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of September 28, 2001 by (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. The information with respect to institutional investors is derived solely from statements filed with the Commission under
Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                                            SHAREHOLDINGS ON SEPTEMBER 28, 2001
                                                        ------------------------------------------
   NAME AND ADDRESS (1)                                 NUMBER OF SHARES (2)  PERCENT OF CLASS (3)
--------------------------                              --------------------  --------------------
Robert G. Tomlinson (4) ...............................         121,333            3.7%
Kevin M. Tomlinson (7) ................................          53,333            1.6
Robert W. Haley (5) ...................................          69,900            2.1
Patrick W. Hurley (7) .................................           5,000            *
Catherine Blair (6) ...................................          22,500            *
Mark J. Stevenson (7) .................................          25,000            *
Ronald J. Norick (8) ..................................          63,117            1.9
James H. Everest (8) ..................................          65,000            2.0
U.S. Bancorp (9) ......................................         314,500            9.6
     601 Second Avenue South
     Minneapolis, Minnesota 55402
Catalyst Master Fund, L.P. (10)
     c/o W.S. Walker & Co.
     Walker House, Mary Street P.O. Box 265GT
      George Town, Grand Cayman, Cayman Islands .......         210,085            6.4
Dimensional Fund Advisors Inc.(11)
      1299 Ocean Avenue, 11th Floor
      Santa Monica, California 90401 ..................         259,500            7.9
Hillson Partners Limited Partnership(12)
      6900 Wisconsin Avenue, Suite 501
      Bethesda, MD 20815 ..............................         274,600            8.4
Kennedy Capital Management, Inc.(13)
      10829 Olive Boulevard
      St. Louis, MO  63141 ............................         250,400            7.7
Michael Cook Asset Management, Inc.(14)
      d/b/a Cook Mayer Taylor
      5170 Sanderlin Avenue, Suite 200
      Memphis, Tennessee 38117 ........................         523,100           16.0
All directors and officers as a group
(Nine persons)(15) ....................................         425,183           13.0

---------------

*    Less than 1%

(1) Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.

(2) Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.

(3) All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 28, 2001.

(4)  Includes 68,333 shares subject to currently exercisable options.

(5) Includes 58,334 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(6) Includes 17,500 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(7)  Consists solely of shares subject to currently exercisable options.

(8)  Includes 25,000 shares subject to currently exercisable options.

(9) U.S. Bancorp beneficially owns 314,500 shares (with sole power to vote or direct the vote of 312,100 such shares, with sole dispositive power over 310,400 such shares and with shared dispositive power over 4,100 such shares) owned of record by The Small Cap Value Fund, a mutual fund of the First American Investment Funds, Inc., an open-ended investment company.

(10) Catalyst Master Fund, L.P. has sole voting power and sole dispositive power over 210,085 shares.

(11) Dimensional Funds Advisors, Inc. is an investment advisor company which beneficially owns shares owned of record by advisory clients of Dimensional Fund Advisors, Inc.

(12) Hillson Partners Limited Partnership has sole voting power and sole dispositive power over 274,600 shares.

(13) Kennedy Capital Management, Inc. is an investment advisor company which beneficially owns 250,400 shares.

(14) Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 523,100 shares.

(15) Includes 277,500 shares of common stock subject to currently exercisable options. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Sport-Haley has adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

     (1)  FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets - June 30, 2001 and 2000
     Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2001, 2000 and 1999
     Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements for the years ended
     June 30, 2001, 2000 and 1999

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
               Robert G. Tomlinson and Sport-Haley.

III 10.2.4     Employment Agreement, dated December 1, 1999, by and between
               Kevin Tomlinson and Sport-Haley.

x   10.2.5     Employment Agreement, dated July 1, 1997, by and between
               Catherine B. Blair and Sport-Haley.

x   10.2.6     Employment Agreement, dated January 1, 1997, by and between
               Robert W. Haley and Sport-Haley.

*** 10.2.7     Employment Agreement, dated February 1, 2001, by and between
               Donald W. Jewell and Sport-Haley.

*** 10.2.8     Employment Agreement, dated June 1, 2001, by and between James A.
               Saxon and Sport-Haley.

*** 10.2.9     Employment Agreement, dated December 1, 2000, by and between
               Patrick W. Hurley and Sport-Haley.

x   10.2.10    Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

II  10.3.2     Business Loan Agreement, dated November 5, 1998, by and between
               U.S. Bank National Association, Sport-Haley and B&L Sportswear,
               Inc.

*** 10.3.5     License Agreement, dated May 3, 2001, between Spalding Sports
               Worldwide, Inc. and Sport-Haley, Inc.*

++  10.4.1     Lease Agreement, dated July 29, 1994, by and among Thomas J.
               Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb
               Trust, and Sport-Haley.

-   10.4.2     Amendment to Lease Agreement, dated January 12, 1996, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.

+   10.4.4     Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and
               Sport-Haley.

**  10.4.5     Lease Agreement, dated April, 1998, between Larry M. Jones and
               Roberta C. Jones, and B&L Sportswear, Inc.

*/  10.5       Form of Independent Sales Representative Agreement.

+   10.7       Trademark Registrations, dated February 21, 1995, issued by the
               United States Patent and Trademark Office to Sport-Haley.

-   10.10      Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.

*/- 10.17      Letter regarding change in Certified Public Accountants

**  21.        Subsidiaries of the Registrant


* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

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

** Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888).

II Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831).

III Incorporated by reference from Sport Haley's Form 10-K filed on November 3, 2000 (File No. 03374876-D)

*/- Incorporated by reference from Sport Haley's Form 8-K filed on July 20, 2000 (File No. 1-12888).

***  Filed herewith.

     (b)  REPORTS ON FORM 8-K

     None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SPORT-HALEY, INC.



October 9, 2001                   By: /s/ ROBERT G. TOMLINSON
                                      ----------------------------------
                                      Robert G. Tomlinson, Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                         DATE
       ---------                        -----                         ----

/s/ ROBERT G. TOMLINSON       Chairman of the Board and          October 9, 2001
------------------------      Chief Executive Officer
    Robert G. Tomlinson       (Principal Executive Officer)


/s/ KEVIN M. TOMLINSON        Chief Operating Officer,           October 9, 2001
------------------------      Executive Vice President -
    Kevin M. Tomlinson        Operations and Director


/s/ ROBERT W. HALEY           President and Director             October 9, 2001
------------------------
    Robert W. Haley

/s/ PATRICK W. HURLEY         Chief Financial Officer,           October 9, 2001
------------------------      Secretary, Treasurer and
    Patrick W. Hurley         Controller

/s/ MARK J. STEVENSON         Director                           October 9, 2001
------------------------
    Mark J. Stevenson

/s/ RONALD J. NORICK          Director                           October 9, 2001
------------------------
    Ronald J. Norick

/s/ JAMES H. EVEREST          Director                           October 9, 2001
------------------------
    James H. Everest

                                SPORT-HALEY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                          JUNE 30, 2001, 2000, AND 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
INDEPENDENT AUDITOR'S REPORT.........................................................................................F-2

CONSOLIDATED BALANCE SHEETS - June 30, 2001 and 2000.................................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended June 30, 2001,
         2000 and 1999...............................................................................................F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - For the Years Ended June 30, 2001,
         2000 and 1999...............................................................................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended June 30, 2001, 2000 and 1999 ............................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................................F-7

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................................................................F-23

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sport-Haley, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ending June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adjusted its consolidated financial statements for the years ended June 30, 2000 and 1999 as a result of amending its tax returns. The adjustments had no effect on net income in the years presented.

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

HEIN + ASSOCIATES LLP
Denver, Colorado

September 14, 2001

                                                    SPORT-HALEY, INC.

                                               CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,
                                                                                  -------------------------
                                                                                     2001          2000
                                                                                  -----------   -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 4,413,000   $ 6,676,000
   Marketable securities                                                            3,898,000     1,967,000
   Accounts receivable, net of allowance of $174,000 and $130,000, respectively     5,208,000     4,795,000
   Inventories                                                                      9,164,000     9,659,000
   Prepaid expenses and other                                                         445,000       669,000
   Tax receivable                                                                     388,000       449,000
   Deferred taxes                                                                     162,000       230,000
                                                                                  -----------   -----------
         Total current assets                                                      23,678,000    24,445,000

PROPERTY AND EQUIPMENT, net                                                         1,519,000     2,364,000

DEFERRED TAXES                                                                        160,000          --

OTHER ASSETS                                                                           26,000       176,000
                                                                                  -----------   -----------

TOTAL ASSETS                                                                      $25,383,000   $26,985,000
                                                                                  ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   454,000   $   848,000
   Accrued commissions payable                                                        359,000       327,000
   Accrued payroll                                                                     87,000        94,000
   Other                                                                              197,000        91,000
                                                                                  -----------   -----------
         Total current liabilities                                                  1,097,000     1,360,000
                                                                                  -----------   -----------

DEFERRED TAXES                                                                           --           6,000

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,500,000 shares authorized; none issued and
     outstanding                                                                         --            --
   Common stock, no par value; 15,000,000 shares authorized; 3,272,985 and
     3,460,385 shares issued and outstanding, respectively                         12,521,000    13,108,000
   Additional paid-in capital                                                       1,248,000     1,228,000
   Retained earnings                                                               10,517,000    11,283,000
                                                                                  -----------   -----------
         Total shareholders' equity                                                24,286,000    25,619,000
                                                                                  -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $25,383,000   $26,985,000
                                                                                  ===========   ===========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE YEARS ENDED
                                                                                       JUNE 30,
                                                                     ---------------------------------------------
                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
NET SALES                                                            $ 21,714,000    $ 23,139,000    $ 27,541,000
    Cost of goods sold                                                 15,141,000      15,879,000      18,833,000
                                                                     ------------    ------------    ------------
GROSS PROFIT                                                            6,573,000       7,260,000       8,708,000
                                                                     ------------    ------------    ------------
OTHER OPERATING COSTS:
    Selling, general and administrative expenses                        7,967,000       6,948,000       7,776,000
    Impairment of fixed assets                                            254,000            --              --
                                                                     ------------    ------------    ------------
         Total other operating costs                                    8,221,000       6,948,000       7,776,000
                                                                     ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                          (1,648,000)        312,000         932,000
                                                                     ------------    ------------    ------------
OTHER INCOME AND (EXPENSE):
    Interest income, net                                                  525,000         499,000         240,000
    Other income                                                           70,000         211,000         173,000
    Other expense                                                          (4,000)        (24,000)        (19,000)
    Minority interest benefit (expense)                                      --              --            60,000
                                                                     ------------    ------------    ------------
         Total other income                                               591,000         686,000         454,000
                                                                     ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES ..     (1,057,000)        998,000       1,386,000
    (Provision for) benefit from income taxes                             291,000        (344,000)       (810,000)
                                                                     ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (766,000)        654,000         576,000
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF
 $255,000 ........................................................           --              --          (428,000)
                                                                     ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                (766,000)        654,000         148,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF INCOME TAX PROVISION OF ($213,000)                                    --           361,000            --

NET INCOME (LOSS)                                                    $   (766,000)   $  1,015,000    $    148,000
                                                                     ============    ============    ============
INCOME PER SHARE:
    Basic and Diluted:
         Income (loss) from continuing operations                            (.22)   $        .17    $        .13
         Income (loss) from discontinued operations                          --              --              (.10)
         Cumulative effect of change in accounting principle                 --               .10            --
                                                                     ------------    ------------    ------------
         Net income (loss)                                           $       (.22)   $        .27    $        .03
                                                                     ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                               3,439,000       3,755,000       4,408,000
                                                                     ============    ============    ============
    Diluted                                                             3,439,000       3,784,000       4,452,000
                                                                     ============    ============    ============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                        COMMON STOCK            ADDITIONAL                          TOTAL
                                                 -------------------------       PAID-IN         RETAINED        SHAREHOLDERS'
                                                    SHARES          AMOUNT       CAPITAL         EARNINGS           EQUITY
                                                 ----------------------------------------------------------------------------
BALANCES, as of July 1, 1998, as previously
     reported                                    $  4,512,962    $ 18,416,000    $  1,386,000    $  9,794,000    $ 29,596,000

     Adjustments for tax effect of amended tax
         returns (Note 2)                                --              --            (7,000)        326,000         319,000
                                                 ------------    ------------    ------------    ------------    ------------

BALANCES, as adjusted                               4,512,962      18,416,000       1,379,000      10,120,000      29,915,000
     Income tax benefit from stock options
         exercised                                       --              --            51,000            --            51,000
     Stock options exercised                            9,340          61,000            --              --            61,000
     Warrants exercised                                22,250         145,000            --              --           145,000
     Repurchase of common stock                      (287,000)     (2,267,000)           --              --        (2,267,000)
     Stock option compensation                           --              --           339,000            --           339,000
     Net income                                          --              --              --           148,000         148,000
                                                 ------------    ------------    ------------    ------------    ------------

BALANCES, as of June 30, 1999                       4,257,552      16,355,000       1,769,000      10,268,000      28,392,000

     Income tax benefit from stock options
         exercised                                       --              --             7,000            --             7,000
     Stock options exercised                           12,833          32,000            --              --            32,000
     Repurchase of common stock                      (810,000)     (3,279,000)           --              --        (3,279,000)
     Stock option compensation                           --              --            26,000            --            26,000
     Cumulative effect of change in accounting
         principle                                       --              --          (574,000)           --          (574,000)
     Net income                                          --              --              --         1,015,000       1,015,000
                                                 ------------    ------------    ------------    ------------    ------------

BALANCES, June 30, 2000                             3,460,385      13,108,000       1,228,000      11,283,000      25,619,000

     Stock option compensation                           --              --            20,000            --            20,000
     Repurchase of common stock                      (187,400)       (587,000)           --              --          (587,000)
     Net loss                                            --              --              --          (766,000)       (766,000)
                                                 ------------    ------------    ------------    ------------    ------------

BALANCES, June 30, 2001                             3,272,985    $ 12,521,000    $  1,248,000    $ 10,517,000    $ 24,286,000
                                                 ============    ============    ============    ============    ============


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED JUNE 30,
                                                                   -----------------------------------------
                                                                       2001          2000           1999
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  (766,000)   $ 1,015,000    $   148,000
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                             774,000        769,000        634,000
             Impairments and writedowns                              1,126,000           --             --
             Deferred taxes and other                                  (92,000)       335,000         31,000
             Provision for doubtful accounts                            65,000        199,000        120,000
             Income tax benefit from stock options exercised              --            7,000         51,000
             Gain/loss on disposal of assets                              --           (2,000)       365,000
             Stock option compensation                                  20,000         26,000        339,000
             Cumulative effect of change in accounting principle          --         (574,000)          --
             Changes in assets and liabilities:
                 Accounts receivable                                  (478,000)       472,000      1,061,000
                 Inventory                                            (377,000)     2,228,000      4,589,000
                 Prepaid expenses                                      224,000       (404,000)        75,000
                 Tax receivable                                         61,000        498,000       (670,000)
                 Other assets                                          150,000        188,000       (513,000)
                 Accounts payable                                     (394,000)        59,000       (336,000)
                 Accrued commissions and other expenses                125,000       (232,000)    (1,015,000)
                 Minority interest                                        --             --          (60,000)
                                                                   -----------    -----------    -----------
         Net cash provided by operating activities                     438,000      4,584,000      4,819,000
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                          (184,000)      (679,000)      (803,000)
    Maturities (purchases)of marketable securities                  (1,931,000)    (1,967,000)     1,996,000
    Proceeds from the disposal of fixed assets                           1,000          4,000         25,000
                                                                   -----------    -----------    -----------
         Net cash provided by (used in) investing activities        (2,114,000)    (2,642,000)     1,218,000
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on notes payable                                             --             --          100,000
    Repayments on notes payable                                           --         (600,000)          --
    Proceeds from exercised stock options and warrants                    --           32,000        206,000
    Repurchases of common stock                                       (587,000)    (3,279,000)    (2,267,000)
                                                                   -----------    -----------    -----------
         Net cash used in financing activities                        (587,000)    (3,847,000)    (1,961,000)
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,263,000)    (1,905,000)     4,076,000

CASH AND CASH EQUIVALENTS, Beginning of year                         6,676,000      8,581,000      4,505,000
                                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, End of year                             $ 4,413,000    $ 6,676,000    $ 8,581,000
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for:
         Interest                                                  $     6,000    $    28,000    $    51,000
                                                                   ===========    ===========    ===========
         Income taxes                                              $   246,000    $    13,000    $ 1,165,000
                                                                   ===========    ===========    ===========
         Cash received for income tax refund                       $   510,000    $      --      $      --
                                                                   ===========    ===========    ===========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS - Sport-Haley designs, markets, purchases and contracts for the manufacture of quality men's and women's fashion golf apparel under the Haley - Registered Trademark- label. The Company's fashion golf apparel is known for its innovative styling, high quality fabrics, generous and classic appearance. The Company's apparel is sold in the premium and mid-price market through a network of independent sales representatives and distributors to primarily golf professional shops, country clubs and resorts throughout the United States and internationally. The Company also sells to college, university, and corporate markets. The Company was organized as a Colorado corporation on January 1, 1991.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Sport-Haley, Inc. and its wholly-owned subsidiary, B&L Sportwear, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated. The Company purchased 7%, 41%, and 52% of B&L Sportwear, Inc. during the years ended June 30, 2000, 1999, and 1998, respectively (see Note 9). Prior to Sport-Haley's obtaining a 100% interest in B&L, other shareholder's interest in B&L has been recorded as minority interest in the consolidated financial statements.

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

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, direct costs, and manufacturing overhead. Generally, slow moving inventories are written down to market value during the period in which the impairment is identified.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As discussed in Footnote 3, the Company determined in 2001 that certain assets were impaired.

     REVENUE RECOGNITION - The Company recognizes revenue when risk and title on its products passes to the buyer. Generally, both risk and title pass to the Company's customers at date of shipment via common carrier. During fiscal 2001 the Company implemented a limited consignment program with certain of its customers. Revenue is recognized on consignment sales at the time of collection from the Company's customer. Consigned inventory totaled $157,000 at June 30, 2001. The Company also offers, on a limited basis, the right of return for certain inventory. The Company estimates a return allowance.

     ADVERTISING - The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at June 30, 2001 and 2000. Advertising expense was $585,000, $676,000, and $526,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

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

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Among others, significant estimates include the allowance of doubtful accounts and sales returns as well as inventory reserves. Accordingly, actual results could differ from those estimates.

     CERTAIN RISKS AND CONCENTRATIONS - The Company's operations consist of the design, manufacture and wholesale distribution of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 2001 and 2000, the majority of the Company's receivables are from companies in the golfing industry. Management of the Company believes it maintains adequate allowance for potential credit losses and performs on-going credit evaluations.

     STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value because of changes in interest rate, to be cash equivalents.

     RECENT PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 established guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
     (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101B, was effective no later than the fourth fiscal quarter of the Company's fiscal year ending year 2001. The adoption of SAB 101 had no material effect on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position as a result of operations.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position, results of operations, or cash flows.

     FINANCIAL INSTRUMENTS - The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income is defined as all changes in shareholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. The Company had no items of other comprehensive income at June 30, 2001, 2000 and 1999.

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

     RECLASSIFICATION - Certain prior amounts have been reclassified to conform with the year 2001 and 2000 presentation.

2.   ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

     In the current year, the Company adjusted its previously issued financial statements to reflect the final amended tax returns and the results of an IRS examination. The adjustments primarily relate to additional non-qualified stock option deductions greater than previously estimated, and additional deductions generated from the prior year restatement of certain prepaid assets. These adjustments increased beginning equity by $319,000 and further increased equity by $51,000 and $7,000 in fiscal 1999 and fiscal 2000, respectively. The adjustments had no effect on the statements of operations for the years ending June 30, 2001, 2000 or 1999.

3.   ASSET IMPAIRMENTS:

     In 2001, the Company implemented a plan to purchase more finished goods and manufactured less goods. In addition, subsequent to year-end, the Company decided to cease operations at and sold substantially all the assets of its B&L subsidiary. As a result of these changes in circumstances, the Company analyzed certain assets for recoverability. The results indicated that expected future cash flows would not be sufficient to recover the assets net book value. As such, impairments were taken as of June 30, 2001, to reduce the assets to their fair value as follows:

              Component inventory                                                    $           800,000
              Finished goods inventory                                                            72,000
              Equipment                                                                          254,000
                                                                                     -------------------
                   Total impairment                                                  $         1,126,000
                                                                                     ===================


     The impairment for inventories is reflected in the costs of goods sold.

                                SPORT-HALEY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of all financial instruments risk, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value due to their short-term maturities.


5.   CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist of the following at June 30:


                                                                   2001         2000
                                                                ----------   ----------
Cash in banks                                                   $2,688,000   $1,583,000

Short-term securities with maturities of three months or less    1,725,000    5,093,000
                                                                ----------   ----------

                                                                $4,413,000   $6,676,000
                                                                ==========   ==========


6.   INVENTORIES:

     Inventories consist of the following at June 30:

                                                                                             2001             2000
                                                                                       --------------   ---------------

              Component                                                                $    1,130,000   $     4,087,000
              Finished goods                                                                8,034,000         5,572,000
                                                                                       --------------   ---------------

                                                                                       $    9,164,000   $     9,659,000
                                                                                       ==============   ===============

7.   PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost and are comprised of the following at June 30:

                                                                                              2001            2000
                                                                                        ---------------------------------
              Plant equipment                                                           $    2,099,000   $    2,060,000
              Leasehold improvements                                                           417,000          416,000
              Furniture, fixtures and computer software                                      2,091,000        1,957,000
                   and equipment
              Other                                                                            126,000          119,000
                                                                                        --------------   --------------
                                                                                             4,733,000        4,552,000
              Less accumulated depreciation, amortization, and impairment                   (3,214,000)      (2,188,000)
                                                                                        ---------------  --------------

                                                                                        $    1,519,000   $    2,364,000
                                                                                        ==============   ==============


     Depreciation and amortization expense at June 30, 2001, 2000, and 1999 was $774,000, $769,000, and $634,000, respectively.

8.   LINE-OF-CREDIT AGREEMENT:

     The Company has two separate revolving line-of-credit agreements with the same bank. These revolving line-of-credit agreements, which have been renewed through November 5, 2001, provide for interest at 1/2% below the bank's prime rate. One agreement provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of the Company's assets. The other agreement provides for a maximum loan amount of $1.0 million to Sport-Haley's subsidiary collateralized by a lien on substantially all of the subsidiary's assets and guaranteed by Sport-Haley, Inc. The Company generally maintains its line of credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The Company has no balance due, on its lines of credit at June 30, 2001 and 2000, respectively.

     At June 30, 2001, the Company had letters of credit outstanding totaling $659,000, which reduces the amount available for borrowing under the lines.

9.   ACQUISITION:

     On March 27, 1998, the Company closed on its purchase of 52% of the outstanding shares of capital stock of B&L Sportswear, Inc. ("B&L"). The acquisition was completed pursuant to the terms of a stock purchase agreement. The Company paid $165,000 in cash to acquire its 52% ownership interest of B&L. Effective

     July 1, 1999, the Company increased its ownership in B&L to a 93% interest by exchanging $290,000 of debt owed by B&L to Sport-Haley for additional equity in B&L. During fiscal 2000, the Company purchased the remaining 7% of the outstanding shares of capital stock of B&L for cash of $23,000 and by exchanging $250,000 of debt owed by B&L to Sport-Haley for additional equity in B&L. These transactions were accounted for using the purchase method of accounting. The operations of B&L have been included in the consolidated financial statements since the Company's purchase of its 52% interest in B&L. The Company and certain of the prior B&L shareholders entered into a buy-sell agreement restricting transfer of their shares of B&L and granted the other party a right of first refusal upon the occurrence of certain events. Additionally, these prior shareholders of B&L have an option to purchase; (i) all of the shares of common stock of B&L owned by Sport-Haley at the per share price paid for by Sport-Haley and/or,
     (ii) newly issued shares of common stock of B&L at $5.00 per share up to 48% of the issued and outstanding shares of common stock after the purchase.

     Subsequent to June 30, 2001, the Company adopted a plan to shut down operations at B&L and dispose of all its assets. The Company has recorded an impairment of $254,000 to reduce fixed assets related to B&L to their net realizable value (Note 3).

10.  INCOME TAXES:

     The difference between the U.S. Federal statutory rate and the Company's effective rate is as follows at June 30:

                                                                     2001           2000          1999
                                                                --------------- ----------------------------
        U.S. Federal statutory rate                             $    (359,000)  $   584,000   $   239,000
        State income taxes                                            (32,000)        2,000        29,000
        Change in deferred tax valuation allowance                     52,000       (33,000)      196,000
        Equity interest in loss of subsidiary not consolidated
            for tax purposes                                                -             -       157,000
        Tax-exempt interest                                                 -       (22,000)      (12,000)
        Permanent Differences and Other                                48,000        26,000       (54,000)
                                                                -------------   -----------   -----------

        Total tax expense (benefit) (current and deferred)      $    (291,000)  $   557,000   $   555,000
                                                                ==============  ===========   ===========

     The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

                                                                            2001                         2000
                                                              ----------------------------------------------------------
                                                                                Long-                        Long-
                                                                 Current        Term         Current         Term
                                                              ----------------------------------------------------------
           Deferred tax liability                             $           - $  (123,000)  $     (55,000)$    (215,000)
           Deferred tax asset                                       204,000     482,000         285,000       405,000
                                                              ------------- -----------   ------------- -------------
           Net deferred tax asset before valuation allowance        204,000     359,000         230,000       190,000

                   Valuation allowance                              (42,000)   (199,000)              -      (196,000)
                                                              --------------------------  ------------- --------------

                                                              $     162,000 $   160,000   $     230,000 $      (6,000)
                                                              ============= ===========   ============= ==============

     The components of income tax expense (benefits) are as follows at June 30:

                                                                   2001           2000            1999
                                                              ------------------------------ ----------------
              Federal                                         $   (193,000)  $    270,000    $     463,000
              State                                                      -          2,000           29,000
              Deferred                                             (98,000)       285,000           63,000
                                                              -------------  ------------    -------------

                                                              $   (291,000)  $    557,000    $     555,000
                                                              =============  ============    =============

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

                                                              2001                                      2000
                                                    --------------------------               ----------------------------
                                        Temporary                   Long-       Temporary                      Long-
                                       Difference     Current        Term       Difference      Current        Term
                                      -----------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------
           Allowance for doubtful     $    61,000   $   23,000   $        -   $     62,000   $     23,000  $          -
               accounts
           Reserve for sales returns       94,000       35,000            -         68,000         25,000             -
           Prepaid expenses               262,000       97,000            -        501,000        186,000             -
           Accrued vacation                56,000       21,000            -         62,000         23,000             -
           Accumulated depreciation
               and impairment             310,000            -     (115,000)       488,000              -      (181,000)
           Stock options                  330,000            -      122,000        310,000              -       115,000
           Unrealized loss on
               investment                 234,000            -       87,000        234,000              -        87,000
           B&L net operating losses       666,000            -      247,000        545,000              -       203,000
           B&L accumulated
              depreciation and
              impairment                  227,000            -       26,000         90,000              -       (34,000)
           Inventory                       75,000       28,000            -         75,000         28,000             -
           State tax                      100,000            -       (8,000)       148,000        (55,000)            -
                                                    ----------   -----------                 ------------- ------------
           Net deferred tax asset
             before valuation allowance                204,000      359,000                       230,000       190,000

           Valuation allowance                         (42,000)    (199,000)                            -      (196,000)
                                                    -----------  -----------                 ------------  -------------

                                                    $  162,000   $  160,000                  $    230,000  $     (6,000)
                                                    ==========   ==========                  ============  =============


     At June 30, 2001, B&L has a net operating loss carryforward of approximately $666,000 which can only be utilized by B&L on a stand-alone basis. A substantial amount of the B&L net operating loss may be subject to limitation as a result of a change in ownership, and may never be utilized based on management's decision to close down B&L subsequent to year-end.

     The valuation allowance for fiscal 2001, 2000, and 1999 increased $45,000, ($58,000), and $138,000, respectively.

11.  OPERATING LEASES:

     The Company leases its corporate offices, production and warehouse facilities under an operating lease, which expires in October 2001. Prior to June 30, 2001, the Company agreed in principle with the landlord to extend the lease on generally comparative terms, however this may change based on the final lease agreement. The table below excludes the effect of the agreement in principle as final terms have not yet been negotiated.

        During March 1995, the Company entered into a lease for a factory outlet store located in Laughlin, Nevada. The facility is leased for a term of seven years.

        In April 1998, B&L entered into a lease for its operating facilities with former minority shareholders of B&L. The leased facility has an initial term of 10 years and may be extended for two additional five-year periods following the initial term.

        Rent expense for the years ended June 30, 2001, 2000, and 1999 was $320,000, $321,000, and $312,000, respectively, of which $65,000,
        $65,000, and $65,000 pertained to the B&L lease.

        The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2001 are as follows:

                  Years Ending
                    June 30,                                                              Amount
               -------------------                                                    ---------------
                      2002                                                                   166,000
                      2003                                                                    65,000
                      2004                                                                    65,000
                      2005                                                                    65,000
                      2006                                                                    65,000
                   Thereafter                                                                114,000
                                                                                      --------------
                                                                                      $      540,000
                                                                                      ==============

12.  COMMITMENTS AND CONTINGENCIES:

     POTENTIAL CLAIM - In the fiscal year ending June 30, 2000, the Company restated previously issued financial statements. The Company's counsel has advised it that such restatement may lead to claims or assessments from various parties. No such claim has yet been asserted. The Company cannot make an estimate of any possible losses from any unasserted claims.

     TOURING PROFESSIONAL - In conjunction with a marketing agreement with a Golf Touring Professional, the Company agreed to issue the individual 10,000 stock options with an exercise price of $3.00 for each tour victory he achieves before December 31, 2001. Pursuant to these terms, 10,000 options were issued in fiscal year 2001.

     EMPLOYMENT AGREEMENTS - The Company has entered into several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. Employment and non-compete agreements provide for minimum salary levels totaling $930,000 per year excluding bonuses, as well as severance payments upon termination of employment without cause.

13.  SHAREHOLDERS' EQUITY:

     REPURCHASE OF COMMON STOCK - As of June 30, 2001, the Company's Board of Directors authorized the repurchase of up to 2,140,000 shares of the Company's issued and outstanding common stock. Subsequent to year-end, the Company authorized the repurchase of an additional 300,000 shares. The shares may be purchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company will be canceled and returned to the status of authorized but unissued common stock. Through June 30, 2001, the Company has repurchased a total of 1,684,400 shares of its common stock at a cost of approximately $10,835,000.

     PREFERRED STOCK - Articles of Incorporation of the Company authorize issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2001, the Company had no preferred stock issued or outstanding.

     COMMON STOCK OPTIONS - In March 1993, the Company adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock for issuance pursuant to the Plan. As a result of shareholder approvals, the number of shares reserved for issuance under the Plan was increased approximately 1,850,000 shares. As a result of the Board electing not to obtain shareholder approval, all options granted as a result of the 1999 increase will be granted as non-qualified options. Under the Plan, the Company may grant options to purchase common stock to employees, directors and consultants of the Company and any subsidiary thereof. Generally, the options vest over three years, are granted at fair market value on the date of grant, expire 10 years from that date, are non-transferrable and cannot be exercised for a period of six months from the date granted. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determines the optionees, number of options granted and exercise periods.

     At June 30, 2001, the Company has outstanding options to purchase 529,881 shares of common stock at prices ranging from $2.50 to $10.63 with expiration dates between fiscal 2003 and fiscal 2010. During fiscal years 2000, and 1999, option holders exercised and purchased 12,833 and 9,340 shares of the Company's common stock and the Company realized gross proceeds of approximately $32,000 and $61,000, respectively. No options were exercised in fiscal 2001.

     During October 1998, the Compensation Committee of the Board of Directors authorized the re-pricing of certain stock options, previously granted under the Company's stock option plan, that were deemed to be "out of the money" based upon the prevailing quoted market prices of the Company's common stock.

     The activity under the Company's Plan is set forth below:


                                                                           Employee Options Outstanding       Weighted
                                                                           ----------------------------        Average
                                                                              Number of       Range        Exercise Price
                                                                               Options      Per Share         Per Share
                                                                            ----------  ---------------    ---------------
           BALANCES, July 1, 1998                                             259,500   $ 9.25 - 14.25          $11.86

                   Options granted                                             20,000             8.50            8.50
                   Options canceled                                           (37,500)   10.63 - 12.75           11.05
                   Options canceled related to repricing                     (194,500)   10.25 - 14.25           12.34
                   Options issued related to repricing                        194,501             8.63            8.63
                                                                           ----------
           BALANCES, June 30, 1999                                            242,001     8.50 - 10.63            8.73

                   Options granted                                            166,000             3.00            3.00
                   Options canceled                                            (7,500)            8.63            8.63
                                                                           ----------

           BALANCES, June 30, 2000                                            400,501     3.00 - 10.63          $ 6.36

                   Options granted                                             25,000             3.00            3.00
                   Options canceled                                           (53,000)    3.00 -  9.25            6.42
                                                                           ----------

           BALANCES, June 30, 2001                                            372,501   $ 3.00 - 10.63          $ 6.13
                                                                           ==========   ==============          ======

     Employees options vest as follows:

                                                                                                              Weighted
                                                                                                               Average
                                                                                              Number of       Exercise
           Amounts vested at:                                                                  Options          Price
           -----------------                                                              --------------- -----------
           June 30, 2001                                                                        252,000   $       6.98
           June 30, 2002                                                                         56,169           2.79
           June 30, 2003                                                                         55,999           3.03
           June 30, 2004                                                                          8,333           3.00
                                                                                          -------------

                                                                                                372,501   $       6.13
                                                                                          =============   ============


                                                                                    Non-Employee Options Outstanding
                                                                              ------------------------------------------
                                                                                                              Weighted
                                                                                                               Average
                                                                                                              Exercise
                                                                               Number of        Range           Price
                                                                                Options       Per Share       Per Share
                                                                              -----------     ---------       ----------
           BALANCES, July 1, 1998                                                162,498     $2.50 - 12.13      $ 9.15

                   Options granted                                                 9,000              9.78        9.78
                   Options canceled                                               (1,945)             7.75        7.75
                   Options canceled related to repricing                         (87,500)    10.63 - 12.13       12.00
                   Options issued related to repricing                            87,500              8.63        8.63
                   Options exercised                                              (9,340)      2.50 - 7.50        6.49
                                                                           -------------

           BALANCES, June 30, 1999                                               160,213       2.50 - 9.78        7.52

                   Options exercised                                             (12,833)             2.50        2.50
                                                                           -------------

           BALANCES, June 30, 2000                                               147,380       2.50 - 9.78        7.95

                   Options granted                                                10,000              3.00        3.00
                                                                           -------------

           BALANCES, June 30, 2001                                               157,380  $    2.50 - 9.78      $ 7.64
                                                                           =============  ================   =========

     All non-employee options are fully vested at June 30, 2001. Included in the Company's net income (loss) for the year ended June 30, 2001, 2000, and 1999 are charges of approximately $20,000, $26,000, and $339,000, respectively, which are a result of applying the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to non-employees. In accordance with a new accounting pronouncement, $574,000 of previously recognized

     SFAS No. 123 expense was reversed in fiscal 2000 as a result of accounting for stock options issued to outside directors under APB Opinion 25, instead of SFAS No. 123.

     The weighted average fair value of options granted during fiscal 2001, 2000, and 1999 was $1.69, $2.71, and $5.98, per share, respectively. All options were granted at an exercise price that approximated the market price.

     The Company follows the provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company follows APB Opinion No. 25 (Opinion 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES for all issuances stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for stock options granted to employees under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                    2001           2000             1999
                                                               -------------  -------------   ----------
              Net income (loss) - as reported                  $ (766,000)    $   1,015,000   $     148,000
              Net income (loss) - pro forma                      (869,000)          731,000        (197,000)
              Earnings (loss) per share - as reported:
                             Basic and Diluted                 $    (.23)     $         .27    $       .03
              Earnings (loss) per share - pro forma:
                             Basic and Diluted                 $    (.26)     $         .19    $      (.04)

     The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

              Risk-free interest                                                             $ 5.5% - 6.5%
              Expected life                                                                   5-10 years
              Expected volatility                                                              32% - 54.5%
              Expected dividend                                                                  $-0-

     The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

     If not exercised earlier, options outstanding as of June 30, 2001 will expire as follows:

                                                Employees                                  Non-Employees
                                ------------------------------------------- ---------------------------------------------
                                                  Weighted                                   Weighted
                                                  Average       Range of                      Average        Range of
                                  Number of       Exercise      Exercise      Number of      Exercise        Exercise
                                   Options         Price         Price         Options         Price          Price
                                -------------- -------------   ------------ -------------  --------------  --------------
           2003                           -          -              -             1,760    $    2.50       $    2.50
           2004                           -          -              -            12,250         2.50            2.50
           2005                           -          -              -            21,870         7.75            7.75
           2006                      12,500    $     8.63     $     8.63         10,000         9.25            9.25
           2007                      72,500          8.63           8.63         85,000         8.50        6.50-8.63
           2008                      99,501          8.78     8.63-10.63         16,500         9.26        8.63-9.78
           2009                      20,000          8.50           8.50              -         -               -
           2010                     143,000          3.00           3.00              -         -               -
           2011                      25,000          3.00           3.00         10,000         3.00            3.00


14.  NET INCOME (LOSS) PER SHARE:

     In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. The only items offsetting the denominator were the effects of stock options, which increased the basic weighted average shares by 29,000, and 44,000 in 2000 and 1999, respectively. These additional dilutive securities had no material effect on 2000 or 1999 earnings per share.

     In 2001, due to the Company's net loss, all options, amounting to 529,881, were antidilutive and excluded from the earnings (loss) per share calculation.

     Options to purchase 547,881 shares of common stock were outstanding at June 30, 2000. Of that total, 166,000 options had a dilutive effect on the 2001 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 29,000 incremental shares determined using the treasury stock method. The remaining 381,881 options had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS.

     Options to purchase 402,214 shares of common stock were outstanding at June 30, 1999. Of that total, 386,881 options had a dilutive effect on the 2001 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 44,000 incremental shares determined using the treasury stock method. The remaining 15,333 options had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS.

15.  RETIREMENT PLAN:

     In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) plan is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by the Company of $0.25 on the dollar for employee contributions on the first 5% of the employee annual compensation. For the years ended June 30, 2001, 2000, and 1999, the Company contributed $11,000, $15,000, and $14,000, respectively, to the 401(k) Plan on behalf of Company employees.

16.  DISCONTINUED OPERATIONS:

     On May 28, 1999, the Company adopted a formal plan to discontinue its headwear product line and cease headwear production operations. The assets of the headwear segment to be sold consisted primarily of inventory and property and equipment.

     The Company's headwear operations incurred an operating loss of approximately $113,000 in fiscal 1999 and recognized a $479,000 write-down to finished goods inventories and fixed assets. Net sales of the headwear division for fiscal year 1999 were $420,000. This amount is not included in net sales in the accompanying income statements.

                                   SCHEDULE II

                                SPORT-HALEY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

     COLUMN A                         COLUMN B                        COLUMN C                COLUMN D        COLUMN E
-------------------            --------------------   ----------------------------------- --------------   ------------
                                                                    ADDITIONS
                                                      -----------------------------------
                                     Balance at             Charged to       Charged to                       Balance
                                    Beginning of       Revenues, Costs and     Other                          at End
                                      Period                 Expenses         Accounts      Deductions       of Period
                               --------------------   -------------------- -------------- --------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

June 30,
1999                               $  155,000             $    120,000      $    -      $    (188,000) (1)  $   87,000
2000                                  $87,000             $    199,000      $    -      $    (224,000) (1)  $   62,000
2001                                  $62,000             $     65,000      $    -      $     (47,000) (1)  $   80,000

ALLOWANCE FOR SALES RETURN

June 30,
1999                           $      107,000             $    917,000      $    -      $    (928,000) (2)  $   96,000
2000                                 $ 96,000             $    670,000      $    -      $    (698,000) (2)  $   68,000
2001                                 $ 68,000             $  1,115,000      $           $  (1,089,000) (2)  $   94,000

------------------------
(1) Writeoff of uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.
(2)  Actual sales return.