Form 10-Q
period 2001-09-30
SPORT HALEY INC
filed 2001-11-14
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  OUTSTANDING AT NOVEMBER 9, 2001
COMMON STOCK, NO PAR VALUE                                 2,970,985

     Transitional Small Business Disclosure Format (check one): Yes / / No X/

                                TABLE OF CONTENTS

                                                                                PAGE
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                               3

        CONSOLIDATED STATEMENTS OF OPERATIONS                                     4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II - OTHER INFORMATION                                                      13

SIGNATURES                                                                       14

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,      JUNE 30,
                                                               2001             2001
                                                           -------------      -------
                                                            (UNAUDITED)        (***)
                                     ASSETS
Current assets:
      Cash and cash equivalents                               $ 5,985         $ 4,413
      Marketable securities                                     4,379           3,898
      Accounts receivable, net of allowances of
        $159 and $174, respectively                             3,628           5,208
      Inventories                                               8,474           9,164
      Other current assets                                        429             445
      Taxes receivable                                            411             388
      Deferred taxes                                              134             162
                                                              -------         -------
        Total current assets                                   23,440          23,678

Property and equipment, net                                     1,301           1,519
Deferred taxes                                                    158             160
Other assets                                                       24              26
                                                              -------         -------
                                                              $24,923         $25,383
                                                              =======         =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $   231         $   454
      Accrued commissions and other expenses                      549             643
                                                              -------         -------
        Total current liabilities                                 780           1,097
                                                              -------         -------
Shareholders' equity:
      Preferred stock, no par value; 1,500,000 shares
        authorized; none issued and outstanding                    --              --
      Common stock, no par value; 15,000,000 shares
        authorized; 3,272,985 shares issued and
        outstanding                                            12,521          12,521
      Additional paid-in capital                                1,248           1,248
      Retained earnings                                        10,374          10,517
                                                              -------         -------
        Total shareholders' equity                             24,143          24,286
                                                              -------         -------
                                                              $24,923         $25,383
                                                              =======         =======

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           ------------------------
                                                             2001             2000
                                                           -------          -------
                                                         (UNAUDITED)      (UNAUDITED)
Net sales                                                  $ 3,975          $ 5,863

Cost of goods sold                                           2,730            4,045
                                                           -------          -------

Gross profit                                                 1,245            1,818

Selling, general and administrative expense                  1,517            1,944
                                                           -------          -------
Loss from operations                                          (272)            (126)

Other income, net                                              102              213
                                                           -------          -------
Income (loss) before income taxes                             (170)              87

Benefit from (provision for) income taxes                       27              (34)
                                                           -------          -------
Net income (loss)                                          $  (143)         $    53
                                                           =======          =======

Basic and diluted earnings (loss) per common share         $ (0.04)         $  0.02
                                                           =======          =======


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                         2001             2000
                                                                     -----------      -----------
                                                                     (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $  (143)         $    53

Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                      138              192
        Deferred taxes and other                                            16               17
        Allowance for doubtful accounts                                     30               41
        Stock option compensation                                           --                5

Cash provided (used) due to changes in assets and liabilities:
      Accounts receivable                                                1,549               68
      Inventory                                                            690           (1,203)
      Other assets                                                         (34)            (191)
      Taxes receivable                                                      23               --
      Accounts payable                                                    (223)            (104)
      Accrued commissions and other expenses                               (94)             867
                                                                       -------          -------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 1,952             (255)
                                                                       -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                              (8)             (43)
      Sale of fixed assets                                                  89               --
      Purchases of held to maturity investments                           (961)          (2,004)
      Sales of held to maturity investments                                500               --
                                                                       -------          -------
        NET CASH USED BY INVESTING ACTIVITIES                             (380)          (2,047)
                                                                       -------          -------


          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ---------------------------
                                                             2001            2000
                                                          -----------     -----------
                                                          (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repurchase of common stock                               $    --         $    --
                                                             -------         -------
        NET CASH USED BY FINANCING ACTIVITIES                     --              --
                                                             -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,572          (2,302)

CASH AND CASH EQUIVALENTS, BEGINNING                           4,413           6,676
                                                             -------         -------
CASH AND CASH EQUIVALENTS, ENDING                            $ 5,985         $ 4,374
                                                             =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Income taxes                                         $    --         $   248
                                                             =======         =======
        Interest                                             $    --         $    --
                                                             =======         =======
    Cash received during the period for:
        Income taxes                                         $    19         $    --
                                                             =======         =======

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 2001, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     In August 2001, the Company closed the manufacturing plant operated by the Subsidiary. Since that time, the Subsidiary has ceased operations and has no employees.

NOTE 2 REPURCHASE OF COMMON STOCK

     The Company's Board of Directors previously authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market rates or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued common stock.

     Through September 30, 2001, the Company repurchased a total of 1,684,400 shares of its common stock at a cost of approximately $10.8 million.

     In October 2001, the Board of Directors approved a 300,000 shares increase in the repurchase plan. As of that date, the Company is authorized to repurchase up to 2,120,000 shares of the Company's issued and outstanding common stock. Since September 30, 2001, the Company has repurchased 302,000 shares of its common stock at a cost of approximately $789,000.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 COMMON STOCK OPTIONS

     The Company previously adopted a Stock Option Plan (the "Plan"), under which 1,850,000 shares are reserved for issuance. During July 2001, the Company's Compensation Committee issued options to employees and outside directors to cumulatively purchase 226,000 shares of the Company's common stock at a price of $3.00 per share, with expiration dates of July 2, 2011 per option. As of September 30, 2001, the remaining number of shares of common stock available for award grants (including incentive stock options) under the Plan was 237,665.

NOTE 4 EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share:

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                               ----------------------------------------------
                                                  Net
                                                 Income           Weighted
                                                (Loss)          Average Shares      Per Share
                                               ---------        --------------      ---------
     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share           $(143,000)         3,272,985         $  (0.04)

     Effect of dilutive securities
         options                                      --                 --            --
                                               ---------          ---------         --------
     Diluted earnings (loss) per share         $(143,000)         3,272,985         $  (0.04)
                                               =========          =========         ========


                                                   THREE MONTHS ENDED SEPTEMBER 30, 2000
                                               ----------------------------------------------
                                                  Net             Weighted
                                                Income         Average Shares      Per Share
                                               ---------        --------------      ---------
     EARNINGS PER COMMON SHARE

     Basic earnings per share                  $  53,000          3,460,385         $   0.02

     Effect of dilutive securities
         options and warrants                         --             35,291            --
                                               ---------          ---------         --------
     Diluted earnings per share                $  53,000          3,495,676         $   0.02
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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at September 30, 2001 was approximately $22.7 million and was approximately $22.6 million at June 30, 2001.

Cash and cash equivalents plus marketable securities increased since June 30, 2001 by approximately $1.6 million. Net accounts receivable decreased by approximately $1.6 million to $3.6 million from approximately $5.2 million. Due to the combination of many factors, during the fiscal quarter ended September 30, 2001, operating activities provided cash of approximately $2.0 million.

Since June 30, 2001, inventories decreased by approximately $690,000 to approximately $8.5 million from $9.2 million. The decrease in inventories is consistent with managements' efforts to reduce closeout inventories and to improve scheduling for foreign production of current seasons' inventories. The Company's reliance on foreign suppliers sustains the risk that the Company's revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company's continued reliance upon foreign suppliers also sustains the risk that the Company could be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2001, the Company spent approximately $8,000 for the purchase of property and equipment, and approximately $138,000 in depreciation and amortization was charged to current operations. In September 2001, substantially all of the property and equipment owned by the Subsidiary was sold at auction for approximately $89,000. During the same three-month period, investing activities used cash of approximately $380,000, primarily due to the purchases and sales of held-to-maturity federally insured marketable securities.

Accounts payable and accrued expenses decreased by approximately $317,000 since June 30, 2001. This net decrease in current liabilities was primarily related to decreases in both trade accounts and accrued commissions payable.

Total shareholders' equity decreased by approximately $143,000 for the fiscal quarter. The decrease was entirely the result of the net loss for the same period. Book value per share decreased by approximately $0.04 to $7.38 per share at September 30, 2001 as compared with $7.42 per share at June 30, 2001.

RECENT DEVELOPMENTS

As previously reported, the Securities and Exchange Commission (the "Commission") is currently investigating Sport-Haley to determine whether the Company or any of its officers, directors or employees violated any of the federal securities laws pursuant to a formal order of investigation. The Commission has not brought an action or proceeding against Sport-Haley, but it may do so in the future. In such an event, the Commission may seek injunctive or other relief from the Company or other related parties.

Sport-Haley has learned that a former shareholder has commenced a putative class action lawsuit against the Company and three of its officers and directors. The action was filed in the United States District Court for the District of Colorado on October 15, 2001 by J. Roger Gregg on behalf of a putative class consisting of all persons who acquired the Company's common stock during the period from September 4, 1996 through October 16, 2000 and alleges claims against Sport-Haley, Robert G. Tomlinson, Kevin M. Tomlinson and Robert W. Haley (the "Defendants"). The action, which seeks unspecified damages, alleges that the Defendants violated Section 10(b) of the Securities Exchange Act (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, by knowingly overstating the Company's financial results, thereby causing the Company's stock price to be artificially inflated. The complaint further alleges that the individual Defendants are liable by virtue of being controlling persons of Sport-Haley, pursuant to Section 20(a) of the Exchange Act. The allegations arise out of the Company's restatementS of its financial statements for the fiscal years ended June 30, 1999 and 1998, which the Company previously reported. The Defendants intend to vigorously defend the action when and if they are formally served with the complaint.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements noted above. Further, counsel to the former auditors has advised the Company that the former auditor may bring certain claims against Sport-Haley. Each party denies any liability to the other party. No legal action has been filed by the Company or its former auditors to assert any of these claims. To-date, the Company has incurred approximately $450,000 in expenses related to the restatements of its fiscal year 1999 and 1998 financial statements and the correction of material quarterly financial information for its fiscal years 2000, 1999 and 1998.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the first fiscal quarter ended September 30, 2001, were approximately $4.0 million, a decrease of approximately $1.9 million, or 32%, from net sales of $5.9 million for the same quarter in the prior fiscal year. The decrease in net sales was primarily due to the general down turn in the USA economy. Trends in the golf apparel business closely follow trends in the travel and leisure sector of the economy. Because the down turn in the economy dramatically impacted travel and leisure during the Company's first fiscal quarter, the Company's sales and sales in the golf apparel industry in general were similarly impacted. While the Company is concentrating its efforts on increasing sales and creating new markets for its products, management does not expect the Company's sales trend to improve dramatically within the current fiscal year.

The Company's gross profit, as a percentage of net sales, was 31% for the quarter ended September 30, 2001, and 31% for the same quarter in the prior fiscal year. The gross profit percentage is indicative of the disposals of excess prior seasons' inventories at reduced sales prices, which is a common business practice during the Company's first fiscal quarter.

Selling, general and administrative expenses decreased by approximately $427,000, or 22%, to approximately $1.5 million for the fiscal quarter ended September 30, 2001, from $1.9 million for the same quarter in the prior fiscal year. The decrease was primarily attributable to commissions paid to independent sales representatives on lower sales volume and management's continued efforts to control operating costs. The Company has continued to refine its business operations in an effort to operate as efficiently as possible in an increasingly difficult economic climate. Selling, general and administrative expenditures were approximately 38% and 33% of net sales for the quarters ended September 30, 2001 and 2000, respectively.

Other income, net, decreased by approximately $111,000, or 52%, to $102,000 for the quarter ended September 30, 2001, from $213,000 for the same quarter in the prior fiscal year. The decrease was primarily attributable to decreases between the two fiscal periods in rates of interest earned on cash and cash equivalents and marketable securities.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income (loss) before provision for income taxes decreased by approximately $257,000, or 295%, to approximately $(170,000) for the fiscal quarter ended September 30, 2001, from $87,000 for the same quarter in the prior fiscal year.

The Company's effective tax rates for the fiscal quarters ended September 30, 2001 and 2000 were 16% and 39%, respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended September 30, 2001, net income decreased by approximately $196,000 or 370% when compared to the same three-month period in the prior fiscal year. The decrease was primarily the result of the decrease in sales and lower interest income.

Both the basic and diluted loss per share were $(0.04) for the quarter ended September 30, 2001. This compares to basic and diluted earnings per share of $.02 for the same quarter in the prior fiscal year.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS - SEE "RECENT DEVELOPMENTS" IN PART 1, ITEM 2

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          NONE

     (B)  REPORTS ON FORM 8-K

          On August 1, 2001, the Company filed a Form 8-K reporting the closing of its golf apparel manufacturing operation located in Four Oaks, North Carolina.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPORT-HALEY, INC.
                                        (Registrant)



Date: November 14, 2001                 /s/ Robert G. Tomlinson
      -----------------                 -----------------------
                                        Robert G. Tomlinson
                                        Chief Executive Officer

Date: November 14, 2001                 /S/ Patrick W. Hurley
      -----------------                 -----------------------
                                        Patrick W. Hurley
                                        Chief Financial Officer