Form 10-Q
period 2001-12-31
SPORT HALEY INC
filed 2002-02-13
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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
Yes X   No
   ---    ---
     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT FEBRUARY 5, 2002
         COMMON STOCK, NO PAR VALUE                         2,755,985

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

                                                                      PAGE
PART 1 - CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 -    CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS                            3

                 CONSOLIDATED STATEMENTS OF OPERATIONS                  4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS                  5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

     ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10


PART II - OTHER INFORMATION

     ITEM 1 -    LEGAL PROCEEDINGS                                     16

     ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                      16


SIGNATURES                                                             17

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                                           DECEMBER 31,             JUNE 30,
                                                                              2001                   2001
                                                                       ------------------------   -----------
                                                                         (UNAUDITED)                 (***)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $       5,546           $       4,413
     Marketable securities                                                     4,907                   3,898
     Accounts receivable, net of allowances of
       $151 and $174, respectively                                             3,105                   5,208
     Inventories                                                               7,905                   9,164
     Other current assets                                                        487                     445
     Taxes receivable                                                            246                     388
     Deferred taxes                                                              143                     162
                                                                       -------------           -------------
       Total current assets                                                   22,339                  23,678

Property and equipment, net                                                    1,182                   1,519
Deferred taxes                                                                   204                     160
Other assets                                                                      23                      26
                                                                       -------------           -------------

Total Assets                                                           $      23,748           $      25,383
                                                                       =============           =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $         368           $         454
     Accrued commissions and other expenses                                      519                     643
                                                                       -------------           -------------
       Total current liabilities                                                 887                   1,097
                                                                       -------------           -------------

Commitments and Contingencies (Note 4)

Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                                     -                       -
     Common stock, no par value; 15,000,000 shares
       authorized; 2,828,985 and 3,272,985 shares
       issued and outstanding, respectively                                   11,320                  12,521
     Additional paid-in capital                                                1,248                   1,248
     Retained earnings                                                        10,293                  10,517
                                                                       -------------           -------------
       Total shareholders' equity                                             22,861                  24,286
                                                                       -------------           -------------

Total Liabilities and Shareholders' Equity                             $      23,748           $      25,383
                                                                       =============           =============

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                     2001             2000              2001             2000
                                               ---------------  ---------------   ---------------  ----------
                                               (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net sales                                      $       3,569    $       4,963     $       7,544    $      10,826

Cost of goods sold                                     2,158            3,234             4,888            7,279
                                               -------------    -------------     -------------     ------------

Gross profit                                           1,411            1,729             2,656            3,547

Selling, general and
     administrative expense                            1,655            1,922             3,172            3,866
                                               -------------    -------------     -------------     ------------

Loss from operations                                    (244)            (193)             (516)            (319)

Other income, net                                        116              159               218              372
                                               -------------    -------------     -------------     ------------

Income (loss) before provision
     for income taxes                                   (128)             (34)             (298)              53

(Provision) benefit for income taxes                      47               11                74              (23)
                                               -------------    -------------     -------------     ------------

Net income (loss)                              $         (81)   $         (23)    $        (224)   $          30
                                               =============     ============     =============     ============

Basic and diluted earnings
     (loss) per common share                   $       (0.03)   $       (0.01)    $       (0.07)   $        0.01
                                               =============     ============     =============     ============

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                            2001                   2000
                                                                         ----------              ----------
                                                                         (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $        (224)          $          30

Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             274                     386
       Deferred taxes and other                                                  (38)                     25
       Allowance for doubtful accounts                                            72                      97
       Stock option compensation                                                   -                      10

Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                                       2,031                     468
     Inventory                                                                 1,259                  (1,865)
     Other assets                                                                 58                    (327)
     Accounts payable                                                            (86)                   (108)
     Accrued commissions and other expenses                                     (124)                      -
                                                                       -------------           -------------

       NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                  3,222                  (1,284)
                                                                       -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity investments                                1,000                   2,000
     Purchases of held-to-maturity investments                                (1,950)                      -
     Sales of fixed assets                                                        89                       -
     Purchase of fixed assets                                                    (27)                    (67)
                                                                       -------------           -------------

       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (888)                  1,933
                                                                       -------------           -------------

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                            2001                    2000
                                                                         -----------             ----------
                                                                         (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                        $           -           $           -
     Repurchase of common stock                                               (1,201)                      -
                                                                       -------------           -------------

       NET CASH USED BY FINANCING ACTIVITIES                                  (1,201)                      -
                                                                       -------------           -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,133                     649

CASH AND CASH EQUIVALENTS, BEGINNING                                           4,413                   6,676
                                                                       -------------           -------------

CASH AND CASH EQUIVALENTS, ENDING                                      $       5,546           $       7,325
                                                                       =============           =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Income taxes                                                    $         145           $         248
                                                                       =============           =============

       Interest                                                        $          29           $           -
                                                                       =============           =============

     Cash received during the period for:
       Income taxes                                                    $         323           $           -
                                                                       =============           =============

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

                In August 2001, the Company closed the manufacturing plant operated by the Subsidiary. Since that time, the Subsidiary ceased all business operations and has no employees.

NOTE 2          REPURCHASE OF COMMON STOCK

                In October 2001, the Company's Board of Directors authorized an increase of 300,000 shares available in the Company's stock repurchase program. In December 2001, the Company's Board of Directors authorized an additional increase of 400,000 shares. The Board of Directors previously had authorized the repurchase of up to 1,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued common stock.

                Through December 31, 2001, the Company had repurchased a total of 2,128,400 shares of its common stock at a cumulative cost of approximately $12.0 million.

                From January 1, 2002 through February 5, 2002, the Company repurchased an additional 73,000 shares of its common stock at a cost of approximately $286,000.

NOTE 3          COMMON STOCK OPTIONS

                As of December 31, 2001, the remaining number of shares of common stock available for award grants (including incentive stock options) under the Company's common stock option plan was 537,665.

                At December 31, 2001, there were outstanding options to purchase 780,881 shares of the Company's common stock at prices ranging from $2.50 to $10.63, with expiration dates between March 15, 2002, and July 2, 2011.

NOTE 4          COMMITMENTS AND CONTINGENCIES

                At December 31, 2001, the Company had approximately $1.5 million in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 5          EARNINGS PER SHARE

                The Company previously adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128) effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

                                                                    THREE MONTHS ENDED DECEMBER 31, 2001

                                                                                   Weighted
                                                                Loss             Average Shares      Per Share
                                                                -----            --------------      ---------
                LOSS PER COMMON SHARE

                Basic loss per share                         $    (81,000)            2,973,357      $    (0.03)

                Effect of dilutive securities
                   options                                              -                     -               -
                                                             ------------           -----------      ----------

                Diluted loss per share                       $    (81,000)            2,973,357      $    (0.03)
                                                             ============             =========      ==========

                                                                     SIX MONTHS ENDED DECEMBER 31, 2001
                                                                     -----------------------------------
                                                                  Net            Weighted
                                                                Income          Average Shares        Per Share
                                                                ------          --------------        ----------
                LOSS PER COMMON SHARE

                Basic loss per share                         $   (224,000)            3,123,171      $    (0.07)

                Effect of dilutive securities
                   options                                              -                     -               -
                                                             ------------           -----------      ----------

                Diluted loss per share                       $   (224,000)            3,123,171      $    (0.07)
                                                             ============           ===========      ==========

                                                                       THREE MONTHS ENDED DECEMBER 31, 2000
                                                                       ------------------------------------
                                                                  Net            Weighted
                                                                Income         Average Shares         Per Share
                                                                ------          --------------        ----------

                LOSS PER COMMON SHARE

                Basic loss per share                         $    (23,000)            3,460,385      $    (0.01)

                Effect of dilutive securities
                   options and warrants                                 -                     -               -
                                                             ------------           -----------      ----------

                Diluted loss per share                       $    (23,000)            3,460,385      $    (0.01)
                                                             ============             =========      ==========

                                                                     SIX MONTHS ENDED DECEMBER 31, 2000
                                                                     ----------------------------------
                                                                  Net            Weighted
                                                                Income         Average Shares         Per Share
                                                                ------          --------------        ----------

                EARNINGS PER COMMON SHARE

                Basic earnings per share                     $     30,000             3,460,385      $     0.01

                Effect of dilutive securities
                   options and warrants                                 -                44,112               -
                                                             ------------           -----------      ----------

                Diluted earnings per share                   $     30,000             3,504,497      $     0.01
                                                             ============           ===========      ==========

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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at December 31, 2001 was approximately $21.4 million and was approximately $22.6 million at June 30, 2001.

Cash and cash equivalents plus marketable securities increased since June 30, 2001 by approximately $2.1 million, to $10.4 million from $8.3 million. During the same six-month period, the Company expended approximately $1.2 million for the repurchase of 444,000 shares of its issued and outstanding common stock, in accordance with the Company's repurchase program.

Accounts receivable decreased by approximately $2.1 million, to a net of $3.1 million from $5.2 million. The decrease in accounts receivable is consistent with the corresponding decrease in net sales during the same six-month period. Due to the decrease in accounts receivable, the decrease in inventories discussed below and other factors, during the six months ended December 31, 2001, operating activities provided cash of approximately $3.2 million.

Since June 30, 2001, inventories decreased by approximately $1.3 million to $7.9 million from $9.2 million. The decrease in inventories is consistent with management's efforts to reduce closeout inventories and to improve scheduling for foreign production of current season's inventories. The Company's reliance on foreign suppliers sustains the risk that the Company's revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company's significant reliance on foreign suppliers sustains the risk that the Company may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

Taxes receivable decreased by approximately $142,000 since June 30, 2001 to $246,000 from $388,000. The decrease includes approximately $323,000 in federal and state income tax refunds received and approximately $145,000 in federal income taxes paid during the six months ended December 31, 2001.

For the six months ended December 31, 2001, the Company expended approximately $27,000 for the purchase of property and equipment, and approximately $274,000 in depreciation and amortization was charged to current operations. In September 2001, substantially all of the property and equipment owned by the Subsidiary was sold at auction for approximately $89,000. During the six-month period, investing activities used cash of approximately $888,000, primarily due to the purchases and redemptions of held-to-maturity federally insured marketable securities.

Accounts payable and accrued expenses decreased by approximately $210,000 since June 30, 2001, to $887,000 from $1.1 million. The decrease was primarily due to reductions in trade accounts and accrued sales commissions payable.

Total shareholders' equity decreased by approximately $1.4 million for the six-month period. The decrease was attributable to repurchases of common stock combined with the loss for the same period. Book value per share at December 31, 2001 was approximately $8.08 per share, an increase of $0.66 per share as compared with $7.42 at June 30, 2001.

RECENT DEVELOPMENTS

A former shareholder of the Company commenced a putative class action lawsuit against Sport-Haley, Inc. and three of its officers and directors. The action was filed in the United States District Court for the District of Colorado (the "Court") on October 15, 2001 by J. Roger Craig on behalf of a putative class consisting of all persons who acquired the Company's common stock during the period from September 4, 1996 through October 16, 2000 and alleges claims against Sport-Haley, Inc., Robert G. Tomlinson, Kevin M. Tomlinson and Robert W. Haley (the "Defendants"). The action, which seeks unspecified damages, alleges that the Defendants violated Section 10(b) of the Security Exchange Act (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, by knowingly overstating the Company's financial results, thereby causing the Company's stock price to be artificially inflated. The complaint further alleges that the individual Defendants are liable by virtue of being controlling persons of Sport-Haley, Inc., pursuant to Section 20(a) of the Exchange Act. The allegations arise out of the Company's restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998, which the Company previously reported. The Court appointed a group of investors, including Mr. Gregg, to act as lead plaintiff in the action. The Defendants intend to vigorously defend this action. In December 2001, the Defendants filed a motion to dismiss the action. The Defendants' motion is pending.

As previously reported, in November 2000, the United States Securities and Exchange Commission (the "Commission") commenced an investigation related to the Company's restatements of its financial statements for fiscal years 1999 and 1998. Sport-Haley, Inc. previously reported the restatements in its Form 10-K for the year ended June 30, 2000. On December 20, 2001, the staff of the Commission advised the Company and its Chairman and Chief Executive Officer, Robert G. Tomlinson, that the staff plans to recommend that the Commission bring an enforcement action against the Company and Mr. Tomlinson to obtain an injunction prohibiting future violations of certain provisions of the securities laws, and possibly other relief. The staff's recommended action primarily relates to errors reported in the Company's restatements for fiscal years 1998 and 1999 for work in process inventory, prepaid assets and the loss on the disposal of headwear equipment, as well as alleged errors in the Company's quarterly reports for fiscal 2000 in these accounts. The staff invited the Company and Mr. Tomlinson to make written submissions setting forth legal and factual reasons why such an action should not be brought. The Company and Mr. Tomlinson made such submissions. The Company and Mr. Tomlinson do not know what action, if any, the staff will ultimately recommend to the Commission. If the staff recommends that the Commission initiate an enforcement action, it is not known whether the Commission will accept the staff's recommendation. Should the Commission bring such an action, the Company and Mr. Tomlinson intend to vigorously contest it. Based upon information that is currently available, management does not believe that the impact, if any, of such an enforcement action would have a material adverse effect upon the Company's financial position.

As previously reported, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised the Company that the former auditor may bring certain claims against Sport-Haley, Inc. Each party denies any liability to the other party. No legal action has been filed by the Company or its former auditors that asserts any of these claims. To date, the Company has incurred approximately $490,000 in expenses related to the restatements of its financial statements and material quarterly information noted above.

RESULTS OF OPERATIONS

The Company's business is seasonal in nature, and therefore the results for any one or more quarters are not necessarily indicative of the annual results or continuing trends.

Net sales for the fiscal quarter and six months ended December 31, 2001, were approximately $3.6 million and $7.5 million, respectively, decreases of approximately $1.4 million or 28%, and $3.3 million or 30%, from net sales of approximately $5.0 million and $10.8 million for the same periods in the prior fiscal year. The decrease in net sales was primarily attributable to the general downturn in the USA economy combined with the negative economic impact caused by the events of September 11, 2001. Trends in the golf apparel business closely follow trends in the travel and leisure sector of the economy. The historic events of September 11 exacerbated the already depressed travel and leisure sector of the economy. The economic downturn that occurred throughout calendar 2001 had already dramatically impacted travel and leisure activities during the Company's first fiscal quarter. The Company was not immune to those factors and experienced a significant increase in canceled orders as well as a substantial decrease in the number of orders written during the second fiscal quarter as compared with the same period in prior fiscal years. While the Company continues to concentrate its efforts on increasing sales and creating new markets for its products, management does not expect the Company's sales trend to improve dramatically within the current fiscal year.

The Company's gross profit, as a percentage of net sales, was approximately 40% and 35% for the quarter and six months ended December 31, 2001, respectively, and 35% and 33% for the same periods in the prior fiscal year. The increases in gross profit percentages are attributable to management's successful efforts to purchase current seasons' inventories from foreign suppliers at lower per unit costs combined with reduced quantities of prior seasons' inventories. In the comparative six-month period, the sales of prior seasons' inventories at reduced selling prices had been a contributing factor to a decrease in gross profit percentage for that six-month comparative period.

Selling, general and administrative expenses for the quarter and six months ended December 31, 2001 decreased by approximately $267,000 and $694,000, or 14% and 18%, respectively, to approximately $1.7 million and $3.2 million from $1.9 million and $3.9 million for the same periods in the prior fiscal year. The decreases are primarily attributable to commissions paid to independent sales representatives on lower sales volume and management's continued efforts to control operating costs. The Company is continually refining its business operations in an effort to operate as efficiently as possible in an ever increasingly difficult economic climate. Selling, general and administrative expenditures were approximately 46% and 42% of net sales for the quarter and six months ended December 31, 2001, as compared with 39% and 36% for the same periods in the prior fiscal year.

Other income, net, decreased by approximately $43,000 and $154,000, or 27% and 41%, respectively, to $116,000 and $218,000 for the quarter and six months ended December 31, 2001, from $159,000 and $372,000 for the same period in the prior fiscal year. The decreases were primarily attributable to differences between the periods in the respective rates of interest earned on cash, cash equivalents and federally insured marketable securities.

Income (loss) before provision for income taxes decreased by approximately $94,000, or 276%, to approximately ($128,000) for the fiscal quarter ended December 31, 2001, from ($34,000) for the same quarter in the prior fiscal year. Income (loss) before provision for income taxes decreased by approximately $351,000, or 662%, to approximately ($298,000) for the six months ended December 31, 2001, from $53,000 for the same period in the prior fiscal year.

The Company's effective tax rates for the six months ended December 31, 2001 and 2000 were 25% and 43%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended December 31, 2001, net loss was greater by approximately $58,000 or 252% when compared to the same three-month period in the prior fiscal year. For the six months ended December 31, 2001, net income decreased by approximately $254,000, or 847%, when compared with the same six-month period in the prior fiscal year. The differences were primarily the result decreases in net sales combined with lower interest income earned on cash, cash equivalents and federally insured marketable securities.

Both the basic and diluted losses per share were ($0.03) and ($0.07) for the fiscal quarter and six months ended December 31, 2001, respectively. This compares to basic and diluted earnings (loss) per share of ($0.01) and $0.01 for the same periods in prior fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, ("SFAS 141") and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations, the date of acquisition for which is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and, 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position, results of operations, or cash flows for the fiscal quarter or six months ended December 31, 2001.

In June 2001, the FASB approved for issuance SFAS 143, ASSET RETIREMENT OBLIGATIONS. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143, if any, will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of SFAS 143 on its financial position, results of operations, or cash flows.

In October 2001, the FASB approved SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 replaces SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, REPORTING RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of SFAS 144 on its financial position, results of operations, or cash flows.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS - SEE "RECENT DEVELOPMENTS"IN PART 1, ITEM 2

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

                (A)   EXHIBITS - NONE

                (B)   REPORTS ON FORM 8-K

                      The Company filed a Report on Form 8-K, dated December 18, 2001, reporting that the Board of Directors had authorized the officers of the Company to repurchase an additional 400,000 shares of the Company's issued and outstanding common stock in accordance with the Company's previously announced stock repurchase program.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SPORT-HALEY, INC.
                                                      (Registrant)



Date:         February 13, 2002                       /s/ Robert G. Tomlinson
              -----------------                       -----------------------
                                                      Robert G. Tomlinson
                                                      Chief Executive Officer

Date:        February 13, 2002                        /s/ Patrick W. Hurley
             -----------------                        ---------------------
                                                      Patrick W. Hurley
                                                      Chief Financial Officer