Form 10-Q
period 2002-03-31
SPORT HALEY INC
filed 2002-05-10
CIK 892653

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                   4600 E. 48TH AVENUE, DENVER, COLORADO 80216
                    (Address of principal executive offices)
                                  (303)320-8800
                 (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       OUTSTANDING AT MAY 10, 2002
        COMMON STOCK, NO PAR VALUE                      2,730,985

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

                                SPORT-HALEY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARES OF STOCK)

                                                                MARCH 31,    JUNE 30,
                                                                  2002         2001
                                                               ----------   ----------
                                                               (UNAUDITED)     (***)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                 $    4,078   $    4,413
     Marketable securities                                          3,985        3,898
     Accounts receivable, net of allowances of
       $165 and $174, respectively                                  3,951        5,208
     Inventories                                                    8,743        9,164
     Other current assets                                             494          445
     Taxes receivable                                                 476          388
     Deferred taxes                                                   162          162
                                                               ----------   ----------
       Total current assets                                        21,889       23,678

Property and equipment, net                                         1,071        1,519
Deferred taxes                                                        232          160
Other assets                                                           23           26
                                                               ----------   ----------

Total Assets                                                   $   23,215   $   25,383
                                                               ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $      447   $      454
     Accrued commissions and other expenses                           628          643
                                                               ----------   ----------
       Total current liabilities                                    1,075        1,097
                                                               ----------   ----------

Commitments and Contingencies (Note 5)

Shareholders' equity:
     Preferred stock, no par value; 1,500,000 shares
       authorized; none issued and outstanding                          -            -
     Common stock, no par value; 15,000,000 shares
       authorized; 2,730,985 and 3,272,985 shares
       issued and outstanding, respectively                        10,919       12,521
     Additional paid-in capital                                     1,248        1,248
     Retained earnings                                              9,973       10,517
                                                               ----------   ----------
       Total shareholders' equity                                  22,140       24,286
                                                               ----------   ----------

Total Liabilities and Shareholders' Equity                     $   23,215   $   25,383
                                                               ==========   ==========

*** Taken from the audited balance sheet at that date.

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                               MARCH 31,                   MARCH 31,
                                          2002          2001          2002          2001
                                       ----------    ----------    ----------    ----------
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales                              $    4,364    $    5,908    $   11,908    $   16,734

Cost of goods sold                          2,954         3,547         7,842        10,826
                                       ----------    ----------    ----------    ----------

Gross profit                                1,410         2,361         4,066         5,908

Selling, general and
    administrative expense                  2,086         2,135         5,258         6,001
                                       ----------    ----------    ----------    ----------

Income (loss) from operations                (676)          226        (1,192)          (93)

Other income, net                              78            57           296           429
                                       ----------    ----------    ----------    ----------

Income (loss) before provision
    for income taxes                         (598)          283          (896)          336

(Provision) benefit for income taxes          278          (104)          352          (127)
                                       ----------    ----------    ----------    ----------

Net income (loss)                      $     (320)   $      179    $     (544)   $      209
                                       ==========    ==========    ==========    ==========

Basic and diluted earnings (loss)
    per common share                   $    (0.11)   $     0.05    $    (0.18)   $     0.06
                                       ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                          2002         2001
                                                                       ----------   ----------
                                                                       (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $     (544)  $      209

Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
       Depreciation and amortization                                          411          579
       Deferred taxes and other                                               (86)          72
       Allowance for doubtful accounts                                        193           36
       Stock option compensation                                                -           15

Cash provided (used) due to changes in assets and liabilities:
     Accounts receivable                                                    1,064         (574)
     Inventory                                                                421         (771)
     Other assets                                                            (236)        (456)
     Accounts payable                                                          (7)        (201)
     Accrued commissions and other expenses                                   (15)         204
                                                                       ----------   ----------

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     1,201         (887)
                                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of held-to-maturity of investments                          2,474        2,000
     Purchases of held-to-maturity investments                             (2,447)      (1,473)
     Sales of fixed assets                                                     96            -
     Purchases of fixed assets                                                (57)         (79)
                                                                       ----------   ----------

       NET CASH PROVIDED BY INVESTING ACTIVITIES                               66          448
                                                                       ----------   ----------

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2002         2001
                                                               ----------   ----------
                                                               (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                $        -   $        -
     Repurchases of common stock                                   (1,602)         (59)
                                                               ----------   ----------

       NET CASH USED BY FINANCING ACTIVITIES                       (1,602)         (59)
                                                               ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (335)        (498)

CASH AND CASH EQUIVALENTS, BEGINNING                                4,413        6,676
                                                               ----------   ----------

CASH AND CASH EQUIVALENTS, ENDING                              $    4,078   $    6,178
                                                               ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Income taxes                                            $      145   $      248
                                                               ==========   ==========

       Interest                                                $       29   $        -
                                                               ==========   ==========

     Cash received during the period for:
       Income taxes                                            $      323   $        -
                                                               ==========   ==========

          See accompanying notes to consolidated financial statements.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 2001, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

NOTE 2    INVENTORIES

                                                         March 31,     June 30,
                                                           2002          2001
                                                       -----------   -----------
          Inventories consisted of the following:
                Component                              $   756,000   $ 1,130,000
                Finished Goods                           7,987,000     8,034,000
                                                       -----------   -----------

                                                       $ 8,743,000   $ 9,164,000
                                                       ===========   ===========

NOTE 3    REPURCHASE OF COMMON STOCK

          During the three months ended March 31, 2002, the Company repurchased 98,000 shares of its common stock in open market transactions at a cost of approximately $401,000. For the nine months ended March 31, 2002, the Company repurchased 542,000 shares of its common stock in open market transactions at a cost of approximately $1.6 million.

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          From the inception of the repurchase plan through March 31, 2002, the Company had repurchased a total of 2,226,400 shares of its common stock at a cumulative cost of approximately $12.4 million.

NOTE 4    COMMON STOCK OPTIONS

          The Company previously adopted a Stock Option Plan (the "Plan"), under which 2,150,000 shares are reserved for issuance. During February 2002, the Company's Compensation Committee granted options to employees and outside directors to cumulatively purchase 304,000 shares of the Company's common stock at a price of $3.60 per share, with an expiration date per option of February 12, 2012. As of March 31, 2002, the remaining number of shares of common stock available for award grants under the Plan (including incentive stock options) was 292,679.

NOTE 5    COMMITMENTS AND CONTINGENCIES

          At March 31, 2002, the Company had approximately $900,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 6    EARNINGS PER SHARE

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

                                                           THREE MONTHS ENDED MARCH 31, 2002
                                                           ---------------------------------
                                                          Net         Weighted
                                                        Income     Average Shares     Per Share
                                                      ----------   --------------     ---------
          EARNINGS PER COMMON SHARE

          Basic earnings (loss) per share             $ (320,000)       2,768,613     $    (0.11)

          Effect of dilutive securities
             options                                           -                -              -
                                                      ----------        ---------     ----------

          Diluted earnings (loss) per share           $ (320,000)       2,768,613     $    (0.11)
                                                      ==========        =========     ==========

                                SPORT-HALEY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           NINE MONTHS ENDED MARCH 31, 2002
                                                           --------------------------------
                                                          Net         Weighted
                                                        Income     Average Shares     Per Share
                                                      ----------   --------------     ---------
          EARNINGS PER COMMON SHARE

          Basic earnings (loss) per share             $ (544,000)       3,006,710     $    (0.18)

          Effect of dilutive securities
             options                                           -                -              -
                                                      ----------        ---------     ----------

          Diluted earnings (loss) per share           $ (544,000)       3,006,710     $    (0.18)
                                                      ==========        =========     ==========

                                                          THREE MONTHS ENDED MARCH 31, 2001
                                                          ---------------------------------
                                                          Net         Weighted
                                                        Income     Average Shares     Per Share
                                                      ----------   --------------     ---------
          EARNINGS PER COMMON SHARE

          Basic earnings per share                    $  179,000        3,443,794     $     0.05

          Effect of dilutive securities
             options                                           -           11,502              -
                                                      ----------        ---------     ----------

          Diluted earnings per share                  $  179,000        3,455,296     $     0.05
                                                      ==========        =========     ==========

                                                           NINE MONTHS ENDED MARCH 31, 2001
                                                           --------------------------------
                                                          Net         Weighted
                                                        Income     Average Shares     Per Share
                                                      ----------   --------------     ---------
          EARNINGS PER COMMON SHARE

          Basic earnings per share                    $  209,000        3,454,935     $     0.06

          Effect of dilutive securities
             options                                           -           31,835              -
                                                      ----------        ---------     ----------

          Diluted earnings per share                  $  209,000        3,486,770     $     0.06
                                                      ==========        =========     ==========

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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at March 31, 2002 was approximately $20.8 million and was approximately $22.6 million at June 30, 2001.

Cash and cash equivalents plus marketable securities decreased since June 30, 2001 by approximately $248,000, to $8.1 million from $8.3 million. During the same nine-month period, the Company expended approximately $1.6 million for the repurchase of 542,000 shares of its issued and outstanding common stock, in accordance with the Company's previously reported repurchase program.

A decrease in accounts receivable provided operating cash of approximately $1.1 million for the nine-month period ended March 31, 2002. Accounts receivable, net of allowances, were approximately $4.0 million at March 31, 2002 as compared with $5.2 million at June 30, 2001. Due to the decrease in accounts receivable, the decrease in inventories discussed below and other factors, during the nine-months ended March 31, 2002, operating activities provided cash of approximately $1.3 million.

Since June 30, 2001, inventories decreased by approximately $421,000 to $8.7 million from $9.2 million. The decrease in inventories remains consistent with management's efforts to reduce closeout inventories and to improve scheduling for foreign production of current season's inventories. Management successfully reduced finished goods inventories of Haley(R) apparel while building inventories of the new Ben Hogan(R) apparel at the same time. The Company's reliance on foreign suppliers sustains the risk that the Company's revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company's significant reliance on foreign suppliers sustains the risk that the Company may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes receivable increased by approximately $88,000 since June 30, 2001, to $476,000 from $388,000. At March 31, 2002, taxes receivable were primarily comprised of estimated income taxes receivable relating to current and prior year net operating loss carrybacks. During the nine months ended March 31, 2002, the Company received federal and state income tax refunds of approximately $323,000 and paid federal income taxes of approximately $145,000.

For the nine months ended March 31, 2002, the Company spent approximately $57,000 for the purchase of property and equipment, and approximately $411,000 in depreciation and amortization was charged to current operations. During the nine months ended March 31, 2002, the Company received proceeds of approximately $96,000 from the sales of property and equipment. During the same nine-month period, investing activities provided cash of approximately $31,000 due to the sales and purchases of fixed assets combined with the redemptions and purchases of held-to-maturity investments.

Accounts payable and accrued expenses were approximately $1.1 million at March 31, 2002, the same as they were at June 30, 2001.

For the nine-month period ended March 31, 2002, total shareholders' equity decreased by approximately $2.1 million. The decrease was attributable to net loss for the same period combined with repurchases of common stock referred to above. Book value per share at March 31, 2002 was approximately $8.11 per share, a per share increase of $0.69 as compared with $7.42 per share at June 30, 2001.

RECENT DEVELOPMENTS

As previously reported, a former shareholder of the Company commenced a putative class action lawsuit against Sport-Haley, Inc. and three of its officers and directors (the "Defendants"). The action, which seeks unspecified damages, alleges that the Defendants violated Section 10(b) of the Security Exchange Act (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, by knowingly overstating the Company's financial results, thereby causing the Company's stock price to be artificially inflated. The complaint further alleges that the individual Defendants are liable by virtue of being controlling persons of Sport-Haley, Inc., pursuant to Section 20(a) of the Exchange Act. The allegations arise out of the Company's restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998, which the Company previously reported. The Court appointed a group of investors (the "Plaintiffs"), including Mr. Gregg, to act as lead plaintiffs in the action.

The Defendants believe that the action is without merit and intend to vigorously defend the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. In April 2002, having been granted an extension of time, the Plaintiffs filed an opposition to the Defendants' motion to dismiss the first amended complaint. The Defendants recently filed their reply in support of their motion to dismiss the first amended complaint. The Defendants' motion to dismiss is pending before the court. Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class, if the action is certified by the court as a class action, if the lawsuit were determined in favor of the Plaintiffs.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously reported, the staff of the United States Securities and Exchange Commission (the "Commission") advised the Company and its Chairman and former Chief Executive Officer, Robert G. Tomlinson, that the staff plans to recommend that the Commission bring an enforcement action against the Company and Mr. Tomlinson to obtain an injunction prohibiting future violations of certain provisions of the securities laws and possibly other relief. The staff's recommended action primarily relates to errors in the Company's previously issued financial statements that the Company previously reported when it restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal year 2000. The Company and Mr. Tomlinson provided the staff with written submissions setting forth legal and factual reasons why such an action should not be brought. The Company and Mr. Tomlinson do not know what action, if any, the staff will ultimately recommend to the Commission. If the staff recommends that the Commission initiate an enforcement action, it is not known whether the Commission will accept the staff's recommendation. Should the Commission bring such an action, the Company and Mr. Tomlinson, intend to vigorously contest it. Based upon the information that is currently available, management does not believe that the impact, if any, of such an enforcement action would have a material adverse effect upon the Company's financial position.

As previously reported, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised the Company that the former auditor may bring certain claims against Sport-Haley, Inc. Each party denies any liability to the other party. No legal action has been filed by the Company or its former auditors that asserts any of these claims. To date, the Company has incurred approximately $510,000 in expenses related to the restatements of its financial statements and material quarterly information noted above.

RESULTS OF OPERATIONS

Net sales for the fiscal quarter and nine months ended March 31, 2002, were approximately $4.4 million and $11.9 million, respectively, decreases of approximately $1.5 million or 26%, and $4.8 million or 29%, from net sales of approximately $5.9 million and $16.7 million for the same periods in the prior fiscal year. The decrease in net sales was primarily attributable to the general downturn in the USA economy combined with the significant negative economic impact caused by the events of September 11, 2001. The Company's business trends closely follow trends in the travel and leisure sector of the USA economy. The historic events of September 11 severely depressed the travel and leisure sector that had already been negatively impacted by the general economic downturn experienced during calendar year 2001. As a result, the Company experienced significant cancellations of orders during the second and third fiscal quarters as well as substantial decreases in the number of advance orders written during the second fiscal quarter as compared with the same periods in prior fiscal years. The cancellations and decreases in orders significantly impacted the Company's net sales for the three months ended March 31, 2002. While the Company continues to concentrate its efforts on increasing sales and creating new markets for its Haley(R) products and management is particularly pleased with the initial reception of Ben Hogan(R) apparel, management does not expect the Company's sales trend to improve dramatically within the current fiscal year.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's gross profit, as a percentage of net sales, was approximately 32% and 34% for the quarter and nine months ended March 31, 2002, respectively, and 40% and 35% for the same periods in the prior fiscal year. The decreases in gross profit percentages were primarily attributed to a revaluation of prior seasons' inventories. During the fiscal quarter ended March 31, 2002, the Company reduced the valuation of prior seasons' inventories by approximately $250,000.

Selling, general and administrative expenses for the fiscal quarter ended March 31, 2002 decreased by approximately $49,000, or 2%, to $2.1 million from $2.1 million for the same quarter in the prior fiscal year. For the nine-month period ended March 31, 2002, selling, general and administrative expenses decreased by approximately $743,000, or 12%, to $5.3 million from $6.0 million for the same period in the prior fiscal year. The decreases are primarily attributable to commissions paid to independent sales representatives on lower sales volumes, as compared with prior periods, and management's continued efforts to control operating costs. The Company is continually refining its business operations in order to operate as efficiently as possible within an increasingly competitive marketplace and an ever increasingly difficult economic climate.

Selling, general and administrative expenses were approximately 48% and 44% of net sales for the quarter and nine months ended March 31, 2002, as compared with 36% and 36% for the same periods in the prior fiscal year. Contributing factors to the increases in the percentages of net sales were start-up costs associated with the introduction of Ben Hogan(R) apparel plus legal costs, described above, associated with the class action lawsuit and the Securities Exchange Commission investigation.

Other income, net, decreased by approximately $133,000 or 31% to $296,000 for the nine months ended March 31, 2002 from $429,000 for the same period in the prior fiscal year. The decrease was primarily attributable to differences between the periods in the respective rates of interest earned on cash equivalents and federally insured marketable securities.

Income (loss) before provision for income taxes decreased by approximately $881,000, or 311%, to approximately ($598,000) for the fiscal quarter ended March 31, 2002, from $283,000 for the same quarter in the prior fiscal year. Income (loss) before provision for income taxes decreased by approximately $1.2 million, or 367%, to approximately ($896,000) for the nine months ended March 31, 2002, from $336,000 for the same period in the prior fiscal year.

The Company's effective tax rates for the nine months ended March 31, 2002 and 2001 were 39% and 38%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recording of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

Net income (loss) for the fiscal quarter and nine months ended March 31, 2002 decreased by approximately $499,000, or 279%, and $753,000, or 360%, when compared to the same periods in the prior fiscal year. The decreases were primarily the result of the devastating economic impact on the Company's business as a result of the events of September 11, 2001 combined with the other factors discussed above.

                                SPORT-HALEY, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Both the basic and diluted earnings (loss) per share were ($0.11) and ($0.18) for the fiscal quarter and nine months ended March 31, 2002, respectively. This compares to basic and diluted earnings per share of $0.05 and $0.06 for the same periods in prior fiscal year.

                                SPORT-HALEY, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS - SEE "RECENT DEVELOPMENTS" IN PART 1, ITEM 2

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Sport-Haley, Inc. held its annual meeting of shareholders on March 15, 2002. The following matters were considered and approved by the shareholders:

          A. The following six directors were elected to hold office for one-year terms or until their successors are elected and qualified:

                                                           Votes
                                              Votes       Against      Total
                                               For      or withheld    Voted
                                            ---------   -----------  ---------
                  Robert G. Tomlinson       2,737,095     18,600     2,755,695
                  Robert W. Haley           2,737,095     18,600     2,755,695
                  Kevin M. Tomlinson        2,737,095     18,600     2,755,695
                  Mark J. Stevenson         2,737,095     18,600     2,755,695
                  Ronald J. Norick          2,737,095     18,600     2,755,695
                  James H. Everest          2,737,095     18,600     2,755,695

          B. To ratify appointment of Hein + Associates LLP as the independent certified public accountants for Sport-Haley, Inc.

                  Votes For                 2,738,095
                  Votes Against                11,100
                  Votes Abstaining              6,500
                  Total Voted               2,755,695

ITEM 5    OTHER INFORMATION

          On March 15, 2002, the Board of Directors appointed Kevin M. Tomlinson as Chief Executive Officer of Sport-Haley, Inc. Robert G. Tomlinson, who had formerly served as Chief Executive Officer, will continue to serve as the Chairman of the Board of Directors.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

          10.1 Executive Employment Agreement, dated March 18, 2002, between Kevin M. Tomlinson and Sport-Haley, Inc.

          (B) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SPORT-HALEY, INC.
                                                 (Registrant)


Date:    May 10, 2002                            /s/ Kevin M. Tomlinson
                                                 ----------------------
                                                 Kevin M. Tomlinson
                                                 Chief Executive Officer


Date:    May 10, 2002                            /s/ Patrick W. Hurley
                                                 ---------------------
                                                 Patrick W. Hurley
                                                 Chief Financial Officer