Form 10-K
period 2002-06-30
SPORT HALEY INC
filed 2002-09-27
CIK 892653

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-12888

SPORT-HALEY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1111669 (I.R.S. Employer Identification Number)
4600 East 48th Avenue Denver, Colorado (Address of Principal Executive Offices)	80216 (Zip Code)

Registrant's telephone number, including area code: (303) 320-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, no par value per share

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of September 13, 2002, the aggregate market value of the 2,730,985 shares of Common Stock (the Registrant's only common equity) held by non-affiliates was approximately $9.48 million based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market(r) on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

There were 2,730,985 shares of the Registrant's Common Stock outstanding at the close of business on September 13, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1. BUSINESS

General

        Sport-Haley designs, purchases, contracts for the manufacture of, markets and distributes men's and women's quality fashion golf apparel under the HALEY® label and premium men's golf apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative design, quality fabrics, generous fit and classic style, is marketed in the premium and mid-price markets through a network of independent sales representatives and distributors to golf professional shops at country clubs and resorts throughout the United States and internationally. Appeal for the HALEY® brand name is enhanced because golf professional shops generally prefer to sell quality apparel that is not broadly distributed in the retail market. Sport-Haley also markets HALEY® apparel to corporate, college, university and other markets. Sport-Haley continually seeks to expand its brand recognition. Sport-Haley continually focuses its marketing efforts on expanding appeal for HALEY® apparel by improving the sourcing and fabrications of its garments in order to continue to offer its customers high quality garments at competitive prices. Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. Sport-Haley offers custom embroidering of its apparel with each customer's personalized club, resort or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216, and the main telephone number is (303) 320-8800.

Products and Product Design

        During the fiscal year ended June 30, 2002, apparel marketed under the distinctive HALEY® label consisted of the following principal lines: men's, women's, Elements (comprised of men's and women's outerwear) and corporate.

        HALEY® apparel is marketed in the premium and mid-price markets. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs and fabrications. The fall collections for all of the HALEY® apparel lines are introduced at a major golf industry trade show, generally held in January of each year. Spring collections typically account for approximately 60% of annual sales, with the fall collections accounting for the remaining sales.

        Over the years, Sport-Haley has expanded the number of items available in each of the HALEY® men's and women's apparel lines, offering more extensive selections of styles, colors and fabrics. Each of the HALEY® men's and women's lines typically consist of between 150 and 200 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants for each of the spring and fall selling seasons. The HALEY® Elements outerwear line typically consists of over 70 pieces of apparel such as rain suits, casual jackets, wind shirts, vests and pants for each of the fall and spring selling seasons.

        The following table presents the suggested retail price ranges for various HALEY® apparel items:

HALEY® Men's Apparel	Suggested Retail Price Range	HALEY® Women's Apparel	Suggested Retail Price Range
Shirts	$29 - $ 85	Tops	$48 - $ 75
Shorts	$60 - $ 75	Shorts	$60 - $ 85
Pants	$80 - $150	Pants	$70 - $120
Pullovers/Vests	$50 - $120	Sweaters	$50 - $140
Elements Outerwear	$45 - $200	Elements Outerwear	$45 - $200

        HALEY® apparel is designed utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty. While each product in an apparel line is sold separately, the apparel lines are designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. HALEY® apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework.

        During the fiscal year ended June 30, 2002, Sport-Haley began marketing and distributing Ben Hogan® apparel collections for the Fall 2002 selling season. The initial Ben Hogan® apparel collections were introduced at a major golf industry trade show in January 2002. Ben Hogan® apparel will be marketed in both the fall and spring selling seasons, common within the golf apparel industry. Sport-Haley has begun marketing Ben Hogan® men's apparel for the Spring 2003 selling season. The collections of Ben Hogan® men's apparel are comprised of over 230 individual pieces of apparel such as tops, bottoms, wind wear, and outerwear for each selling season.

        Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. Apparel designed for elite pricing features the finest quality materials, exquisite designs and premium fabrications.

        The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan® Men's Apparel	Suggested Retail Price Range
Shirts	$80 - $ 95
Shorts	$70 - $ 75
Pants	$95 - $125
Pullovers/Vests	$90 - $ 95
Outerwear	$75 - $225

        Ben Hogan® apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. While each product in an apparel line is sold separately, apparel lines are designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework.

        Sport-Haley closely coordinates the designing functions with sales and production operations. The designing functions for each collection of garments comprise a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques and includes supervising the production of prototype garments. Sport-Haley relies on in-house designers as well as outside contract designers to develop its apparel collections. Sport-Haley's design staff is responsible for negotiating price and quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for shrinkage and colorfastness. Key persons within Sport-Haley's design and production staffs periodically visit international and domestic factories that produce HALEY® and Ben Hogan® apparel in order to assure that quality expectation standards are met or exceeded.

        HALEY® and Ben Hogan® apparel may be embroidered with the respective logo on the right sleeve of each garment. A large percentage of HALEY® and Ben Hogan® men's apparel, and a smaller percentage of HALEY® women's apparel, is also custom embroidered with each customer's personalized club or resort logo. HALEY® shirts and other garments for tournaments, promotional events, and corporate sales are also usually custom embroidered with a sponsor or corporate logo.

Custom embroidering charges represent an additional source of revenue. Sport-Haley performs custom embroidering operations at its distribution facility using ten computer-controlled embroidering machines. The embroidering machines have the capacity for Sport-Haley to embroider up to approximately 4,000 garments per day. Sport-Haley maintains an electronic library of over 10,000 custom logos.

Sales and Marketing

        Overview.    Sport-Haley implements marketing strategies designed to enhance its position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the HALEY® and Ben Hogan® brand names to establish, maintain and improve distribution channels. Sport-Haley implements these strategies by: (i) increasing distribution channels through its network of independent sales representatives in an effort to add new golf professional shops to its customer base and increase purchases from existing customers; (ii) securing, utilizing and maintaining distributor arrangements for international sales; (iii) diversifying product lines by developing new styles and designs that are natural variations on its existing apparel designs; and, (iv) intensifying marketing efforts in the premium, mid-priced and corporate markets.

        In the fiscal year ended June 30, 2002 ("fiscal 2002"), sales of HALEY® apparel to domestic and international golf course professional shops, country clubs and resorts accounted for approximately 74% of Sport-Haley's net sales. Sales of HALEY® apparel to corporate, special event and retail customers accounted for approximately 17% of net sales and approximately 3% was sold through retail outlet stores in Denver, Colorado and Laughlin, Nevada. No single customer accounted for 5% or more of net sales. The introduction of Ben Hogan® apparel to elite golf professional shops, upscale resorts and exclusive department stores accounted for approximately 6% of Sport-Haley's net sales.

        Golf Professional Shops, Country Clubs and Resorts.    Domestic sales of HALEY® apparel are solicited primarily through a network of approximately 30 independent sales representatives that sell HALEY® apparel, on a commission basis, mainly to golf professional shops at country clubs and resorts in all of the 50 United States. The independent HALEY® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories. Since January 1997, Sport-Haley has maintained buying programs with various entities whereby the participating golf professional shop operators may purchase directly from Sport-Haley in accordance with specific promotional programs. The promotional programs accounted for less than 21% of sales in fiscal 2002. International sales are made through distributors in the Caribbean Islands, Mexico, Japan, Chile, certain regions of Southeast Asia and the Philippines and to U.S. military bases overseas. Historically, the vast majority of Sport-Haley's sales have been to United States customers. International sales represented less than 3% of net sales in fiscal 2002.

        Domestic sales of Ben Hogan® apparel are solicited primarily through a network of approximately 15 independent sales representatives that sell Ben Hogan® apparel, on a commission basis, to elite golf professional shops, upscale resorts and exclusive department stores in all of the 50 United States. The independent Ben Hogan® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories in the United States. In July 2002, the licensing agreement with Spalding Sports Worldwide, Inc. concerning Ben Hogan® apparel was expanded to cover territory in certain foreign countries. Ben Hogan® apparel will be marketed in these countries by establishing agreements with various distributors in the respective markets.

        Sport-Haley's sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating the networks of independent HALEY® and Ben Hogan® sales representatives, providing customer service and participating in industry trade shows. Sport-Haley's executives support the sales activities of the independent sales representatives and distributors by assigning specific HALEY® customer service personnel to specific geographic regions, assigning specific service personnel to Ben Hogan® apparel customers, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from a remote location. Remote computer access enhances the representatives' order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with Sport-Haley's management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls. Sport-Haley also maintains an internet webpage at "www.sporthaley.com". The Sport-Haley webpage that is purely informational at present, providing limited information about Haley® apparel, is currently being updated. Sport-Haley is also in the process of developing a highly comprehensive website that will provide detailed information about the Ben Hogan® products it markets. When completed, information regarding Ben Hogan® apparel will be available on the internet webpage at "www.behogan.com."

        Sport-Haley introduces the distinctive HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry trade show that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular trade show, Sport-Haley usually books a significant number of customer orders at or following the show. The trade show also provides Sport-Haley with direct customer feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of detailed sales forecasts and production schedules.

        In order to enhance the visibility of the HALEY® and Ben Hogan® brands, Sport-Haley sustains endorsement agreements with several select PGA and LPGA professionals. Sport-Haley also sustains an agreement with a Canadian Tour professional in order to maintain its presence in an international market. Under these endorsement agreements, Sport-Haley may compensate the respective professionals with apparel allowances, cash and/or other compensation.

        Sport-Haley periodically advertises the availability of HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. Sport-Haley also expends a portion of its advertising budget to support the sales activities of its networks of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories.

        Sport-Haley maintains a program that provided select customers with distinctive fixtures dedicated to featuring HALEY® brand apparel. Upon the customer's agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixture became the property of the customer for a nominal delivery fee. This display fixture program encourages customers to keep their loyal commitment to Sport-Haley by continuing to prominently display a large selection of HALEY® brand apparel.

        In fiscal 2002, Sport-Haley initiated a program to provide certain customers with distinctive display fixtures dedicated to featuring Ben Hogan® apparel collections. Upon the customer's agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixture becomes the property of the customer for a nominal delivery fee. This display fixture program is intended to encourage customers to help generate brand appeal for Ben Hogan® apparel by its featured display within their places of business.

        Corporate Market.    Sport-Haley's management believes that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, allowing quick response to a shifting demand in either market. Sport-Haley has developed several direct corporate accounts, and is actively pursuing this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company will also source and supply a specific product or products for special events sponsored by a corporation. Sport-Haley's apparel is currently included, or confirmed to be included, in a variety of catalogs, including catalogs for several Fortune 500 companies. Sport-Haley does not enter into formal agreements or contracts with these promotional-product companies but does agree that it will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Sport-Haley generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. Because the corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific season, Sport-Haley features one collection of garments in its corporate catalog each year. Corporate sales are made periodically throughout the year, and thus Corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other HALEY® and Ben Hogan® apparel collections.

        Factory Outlet and Retail Sales.    Sport-Haley maintains a 2,200 square foot factory outlet store in Laughlin, Nevada. Since June 1996, Sport-Haley has utilized this facility to market closeout inventories, discontinued styles and irregular garments at discounted retail prices, as opposed to discounted wholesale prices, enabling Sport-Haley to maximize sales revenue. Sport-Haley also sells a small percentage of its apparel in the retail market through selected upscale department stores.

        In the fall of 2001, Sport-Haley temporarily opened a warehouse outlet style retail sales operation at its distribution facility to market closeout inventories, discontinued styles and irregular garments to walk-in customers at discounted retail prices. In the spring of 2002, Sport-Haley entered into an agreement with a professional liquidator that opened a retail store front in Denver, Colorado, to market closeout inventories, discontinued styles and irregular garments at discounted retail prices directly to the public. Upon the mutual consent of Sport-Haley and the liquidator, the retail store front was closed in June 2002.

        Ben Hogan® Licensing Agreement.    In May 2001, Sport-Haley entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") that granted Sport-Haley the rights to market men's premium golf apparel under the Ben Hogan® brand name. The first collections of Ben Hogan® apparel, introduced at a major golf related tradeshow in January 2002, feature tops, bottoms, windwear and outerwear. In July 2002, Sport-Haley and Spalding agreed to amend the Licensing Agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original Licensing Agreement had previously granted Sport-Haley the right to market Ben Hogan® apparel within the United States.

Competition

        The fashion golf apparel market, both domestically or internationally, is highly fragmented and the leading supplier has only slightly over a 10% market share. Sport-Haley currently views Ashworth, Cutter & Buck, Inc., Izod Club, Polo/Ralph Lauren Corporation, and Tommy Hilfiger as its most significant competitors in the fashion golf apparel market. In addition to competing with fashion golf apparel manufacturers, Sport-Haley must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike and Nautica Enterprises Inc. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate wear markets is defined primarily by brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. Many of Sport-Haley's competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than

Sport-Haley. Because of the intense competition in the golf apparel and leisure wear markets, Sport-Haley cannot be assured of obtaining additional market share or maintaining its current market share; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins and adversely impact Sport-Haley's results of operations.

Finished Goods and Raw Materials Sourcing

        Most of the HALEY® and Ben Hogan® garments are made from 100% cotton fabrics. Certain men's and women's garments contain silk, wool, rayon or micro-fiber and certain outerwear garments contain micro-fiber, fleece, nylon or Gore-tex® products, including Gore Windstopper® fabric, which is utilized on occasion in accordance with non-exclusive licensing rights that were previously granted to Sport-Haley.

        Purchases of made-to-order finished goods are manufactured by outside suppliers in accordance with HALEY® and Ben Hogan® specifications with regard to quality and custom styling. Sport-Haley may assist outside suppliers with the sourcing of raw materials for the respective finished products, but generally does not purchase the fabric and trim for the suppliers. In fiscal 2002, Sport-Haley purchased approximately 95% of HALEY® and Ben Hogan® apparel as finished goods from a variety of foreign and domestic suppliers. In fiscal 2002, Sport-Haley purchased 31% and 11% of its finished apparel from two separate vendors, respectively. The loss of either of the two significant vendors could cause substantial disruption to Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis.

        Sport-Haley did not initiate any formal contractual arrangements for the purchase of raw materials or finished goods from its suppliers, but issued purchase orders as raw materials and finished goods apparel purchases were initiated. Although Sport-Haley believes that all of the components of HALEY® and Ben Hogan® apparel are available from a large number of domestic and foreign sources, an inability to secure finished goods apparel or raw materials from existing suppliers during periods of high seasonal demand could result in delays in deliveries to customers, thereby adversely affecting profitability.

        Sport-Haley's production personnel assist the design department with the sourcing of finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods.

        With the exception of custom embroidering, which is done at Sport-Haley's facility in Denver, Colorado, most manufacturing activities were undertaken by foreign and domestic "cutting and sewing" vendors. In fiscal 2002, Sport-Haley manufactured approximately 5% of its finished apparel by utilizing a variety of foreign and domestic cutting and sewing vendors. Following the purchase of raw materials, Sport-Haley arranged for shipment of the materials directly to the cutting and sewing vendors. The individual vendors were responsible for cutting and sewing apparel to HALEY® and Ben Hogan® specifications. Sport-Haley did not purchase 10% or more of its component materials from any individual vendor. Sport-Haley did not execute contractual arrangements other than purchase orders with any of its domestic or foreign cutting and sewing vendors and believes that these services could be obtained from a large number of international and other domestic sources. Because of a significant increase in reliance on purchasing finished and packaged apparel from foreign suppliers, in August 2001 Sport-Haley closed B&L Sportswear, Inc., its former subsidiary that had served as a major cutting and sewing vendor in prior years.

        Sport-Haley receives orders for the HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Sport-Haley must begin to schedule purchases and production in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, Sport-Haley devotes considerable time and efforts to the revision of forecasts of apparel sales by item and style. Sport-Haley's computerized management information system provides management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

        Finished apparel is generally received from the ready-made manufacturers or cutting and sewing vendors at Sport-Haley's warehouse and distribution facilities in Denver, Colorado. Some apparel items, primarily shirts and tops, are embroidered with the Haley® or Ben Hogan® sleeve logo. Approximately 75% of men's HALEY® shirts are custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 40% of women's HALEY® apparel is similarly embroidered. Sport-Haley maintains ten computer-controlled embroidering machines on its premises, which together have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer's specifications, apparel receives a final inspection by quality assurance personnel and is packaged and shipped from the Denver, Colorado facility.

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

Nature of Business

        Golf apparel sales in golf professional shops tend to be seasonal in nature, with disproportionately higher sales occurring from January through June, which are Sport-Haley's third and fourth quarters of each fiscal year. Sport-Haley continues to seek to reduce the impact of seasonal revenues by attempting to increase sales in other markets, such as the corporate and international markets.

        The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact Sport-Haley's ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of Sport-Haley's backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. In addition, partial orders are shipped if they are at least 80% complete. Orders may be changed or canceled up to 30 days prior to the scheduled shipping date of the order. Generally, Sport-Haley does not sell its apparel on consignment and generally does not accept returns of purchased apparel other than apparel which is damaged or which is delivered after the specified delivery date. Returns and allowances were approximately 6% of net sales in fiscal 2002, approximately 5% of net sales in fiscal 2001 and approximately 3% of sales in fiscal 2000. Historically, the backlog of orders has not materially impacted Sport-Haley's sales with respect to cancellations and rejections of back orders.

Trademark

        Sport-Haley markets men's and women's fashion golf apparel under the HALEY® label. Sport-Haley has registered the HALEY® trademark and the distinctive "H" design with the United States Patent and Trademark Office. Sport-Haley has also registered the HALEY® trademark in a number of international jurisdictions.

        Sport-Haley also markets men's fashion golf apparel under the Ben Hogan® label. Spalding Sports Worldwide, Inc. has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Spalding is licensed, through an affiliate, to use the Ben Hogan® trademark outside of the United States. Sport-Haley is licensed by Spalding to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of their licensing agreement, as amended.

Employees

        At June 30, 2002, Sport-Haley had 71 full-time employees and five part-time employees, including 29 full-time and one part-time executive and administrative employees, 3 full-time marketing and corporate sales employees, 38 full-time personnel in inspection, packaging, embroidering and distribution operations, and one full-time and four part-time retail employees in the Laughlin, Nevada factory outlet store.

        In August 2001, Sport-Haley closed the manufacturing plant operated by B&L Sportswear, Inc., its former subsidiary. Since that date, B&L Sportswear, Inc. ceased operations and no longer employed any persons.

ITEM 2. PROPERTIES

        Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado. Prior to negotiating an extension of the lease in September 2001, Sport-Haley leased approximately 82,500 square feet of floor space at the Denver location. In conjunction with the lease extension, Sport-Haley negotiated a reduction in the floor space leased at the Denver location. As of October 2001, Sport-Haley leases approximately 66,640 square feet of the available 82,500 square feet of floor space. The Denver facilities were leased at an annual base rent of approximately $223,000 in fiscal 2002. Sport-Haley is obligated to pay its proportionate share of taxes, insurance and maintenance expenses for the leased space.

        Sport-Haley leases approximately 2,200 square feet of retail space for its retail factory outlet store in Laughlin, Nevada. The annual base rental for the Laughlin lease, which expires in June 2003, is approximately $48,000.

        The Subsidiary leased approximately 22,000 square feet of manufacturing facilities in Four Oaks, North Carolina from two of the Subsidiary's former minority shareholders. The lease commenced on April 1, 1998 and was due to expire on March 31, 2008, subject to the Subsidiary's right to extend the lease term for two additional five-year periods. The annual lease payments were approximately $65,000, and the Subsidiary was obligated to pay all utilities, taxes, insurance and certain repair costs. The Subsidiary ceased operations in August 2001. In January 2002, Sport-Haley negotiated a termination of the Subsidiary's lease with the Subsidiary's former minority shareholders.

ITEM 3. LEGAL PROCEEDINGS

        As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the "Defendants"). The action, which seeks unspecified damages, alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, by knowingly overstating Sport-Haley's financial results, thereby causing Sport-Haley's stock price to be artificially inflated. The complaint further alleges that the individual Defendants are liable by virtue of being controlling persons of Sport-Haley, pursuant to Section 20(a) of the Exchange Act. The allegations arise out of Sport-Haley's restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998, which Sport-Haley previously reported. The Court appointed a group of investors (the "Plaintiffs"), to act as lead plaintiffs in the action.

        The Defendants believe that the action is without merit and intend to vigorously defend the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. The Defendants' motion to dismiss is pending before the court. Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class if the action were certified by the court as a class action and if the lawsuit were determined in favor of the Plaintiffs.

        As previously reported, the staff of the United States Securities and Exchange Commission (the "Commission") advised Sport-Haley and its Chairman and former Chief Executive Officer, Robert G. Tomlinson, that the staff plans to recommend to the Commission that an enforcement action should be taken against Sport-Haley and Mr. Tomlinson to obtain an injunction prohibiting future violations of certain provisions of the securities laws and possibly other relief. The staff's planned recommendation primarily relates to errors in Sport-Haley's previously issued financial statements that Sport-Haley previously reported when it restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal year 2000. Sport-Haley and Mr. Tomlinson provided the staff with written submissions setting forth legal and factual reasons why such an action should not be brought. Sport-Haley and Mr. Tomlinson do not know what action, if any, the staff will ultimately recommend to the Commission. If the staff recommends that the Commission initiate an enforcement action, it is not known whether the Commission will accept the staff's recommendation. Should the Commission bring such an action, Sport-Haley and Mr. Tomlinson intend to vigorously contest it. Based upon the information that is currently available, management does not believe that the impact, if any, of such an enforcement action would have a material adverse effect upon Sport-Haley's financial position.

        As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by Sport-Haley's former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. No legal action has been filed by Sport-Haley or its former auditors that asserts any of these claims. As of June 30, 2002, Sport-Haley had incurred approximately $513,000 in expenses related to the restatements of its financial statements and material quarterly information noted above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Sport-Haley's Common Stock is quoted on the Nasdaq National Market® under the trading symbol "SPOR." The following table sets forth the range of high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market®, from July 1, 1999 through June 30, 2002. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2002
Fourth Quarter	$4.640	$3.720
Third Quarter	4.870	3.250
Second Quarter	3.500	2.160
First Quarter	3.220	2.030
Fiscal Year 2001
Fourth Quarter	$3.360	$2.563
Third Quarter	3.563	2.750
Second Quarter	4.438	2.875
First Quarter	4.750	3.250
Fiscal Year 2000
Fourth Quarter	$4.875	$3.938
Third Quarter	5.000	3.938
Second Quarter	4.625	3.938
First Quarter	5.125	4.000

        As of January 21, 2002, Sport-Haley's common stock was held by approximately 1,000 shareholders. Holders of common stock are entitled to receive such dividends as may be declared by Sport-Haley's Board of Directors. No dividends have been paid on the common stock, and the Board of Directors does not anticipate that dividends will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years in the three-year period ended June 30, 2002 and the balance sheets data at June 30, 2002 and 2001 are derived from the consolidated financial statements of Sport-Haley which have been audited by Hein + Associates LLP, independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley.

        As previously reported, the Company restated its financial statements for fiscal years 1999 and 1998. The Company's beginning account balances as of July 1, 1997 were corrected for certain accounting errors attributable to periods prior to July 1, 1997. The restatements cumulatively reduced the retained earnings balance as of July 1, 1997 by approximately $872,000. The following consolidated selected financial information for the fiscal years ended June 30, 1999 and 1998 are derived from the restated financial statements for those years:

	Fiscal Year Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$17,099	$21,714	$23,139	$27,541	$30,449
Cost of goods sold	12,915	15,141	15,879	18,833	19,363
Gross profit	4,184	6,573	7,260	8,708	11,806
Selling, general and administrative expenses	6,886	7,967	6,948	7,776	7,616
Impairment of fixed assets	0	254	0	0	0
Income (loss) from operations	(2,702)	(1,648)	312	932	3,470
Other income and expenses, net	346	591	686	454	336
Income (loss) from operations before (provision for) benefit from income taxes	(2,356)	(1,057)	998	1,386	3,806
(Provision for) benefit from income taxes	1,383	291	(344)	(810)	(1,404)
Income (loss) from continuing operations	(973)	(766)	654	576	2,402
Income (loss) from discontinued operations	0	0	0	(428)	77
Cumulative effect of change in accounting principle	0	0	361	0	0
Net income (loss)	$(973)	$(766)	$1,015	$148	$2,479
Income (loss) per common and equivalent shares outstanding:
From continuing operations (basic)	$(0.33)	$(0.22)	0.17	0.13	0.52
From discontinued operations (basic)	$0.00	$0.00	0.00	(0.10)	0.02
Cumulative effect of change in accounting principle (basic)	$0.00	$0.00	0.10	0.00	0.00
Net income (loss) (basic)	$(0.33)	$(0.22)	0.27	0.03	0.54
From continuing operations (diluted)	$0.00	$(0.22)	0.17	0.13	0.51
From discontinued operations (diluted)	$0.00	$0.00	0.00	(0.10)	0.02
Cumulative effect of change in accounting principle (diluted)	$0.00	$0.00	0.10	0.00	0.00
Net income (loss) (diluted)	$(0.33)	$(0.22)	0.27	0.03	0.53
Weighted average common and basic equivalent shares outstanding (basic)	2,938	3,439	3,755	4,408	4,564
Weighted average common and basic equivalent shares outstanding (diluted)	2,938	3,439	3,784	4,452	4,658

	June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Balance Sheets Data:
Working capital	$20,766	$22,581	$23,085	$24,969	$26,756
Total assets	23,525	25,383	26,985	30,155	33,012
Long-term debt	0	0	0	0	0
Total liabilities	1,753	1,097	1,366	2,133	3,356
Shareholders' equity	21,772	24,286	25,619	28,022	29,595
Net book value per share of common stock	$7.97	$7.42	$7.40	$6.58	$6.56

        The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2002 and 2001:

	Fiscal Quarter Ended
					Year Ended Jun 30
	Sep 30	Dec 31	Mar 31	Jun 30
Quarterly Financial Data — Unaudited (in thousands, except per share data)
Fiscal year 2002:
Net sales	$3,975	$3,569	$4,364	$5,191	$17,099
Cost of goods sold	2,730	2,158	2,954	5,073	12,915
Gross profit	1,245	1,411	1,410	118	4,184
Other operating costs	1,517	1,655	2,086	1,628	6,886
Other income and expense, net	102	116	78	50	346
Benefit from income taxes	27	47	278	1,031	1,383
Net loss	$(143)	$(81)	$(320)	$(429)	$(973)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.15)	$(0.33)
Weighted average shares outstanding
Basic	3,273	2,973	2,769	2,731	2,938
Diluted	3,273	2,973	2,769	2,731	2,938
Fiscal year 2001:
Net sales	$5,863	$4,963	$5,908	$4,980	$21,714
Cost of goods sold	4,045	3,234	3,547	4,315	15,141
Gross profit	1,818	1,729	2,361	665	6,573
Other operating costs	1,944	1,922	2,135	2,220	8,221
Other income and expense, net	213	159	57	162	591
(Provision) benefit for income taxes	(34)	11	(104)	418	291
Net income (loss)	$53	$(23)	$179	$(975)	$(766)
Basic and diluted net income (loss) per common share	$0.02	$(0.01)	$0.05	$(0.28)	$(0.22)
Weighted average shares outstanding
Basic	3,460	3,460	3,444	3,391	3,439
Diluted	3,496	3,460	3,455	3,391	3,439

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report on Form 10-K contains certain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; and other risks or uncertainties detailed in other Securities and Exchange Commission filings made by Sport-Haley. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategies, operating results and financial position of Sport-Haley could differ materially from those expressed in, or implied by, such forward-looking statements. Sport-Haley's business in general is subject to certain risks including the following:

  •
  The demand for Sport-Haley's products may decrease if the popularity of golf decreases or if other factors, such as a sluggish economy or inclement weather, cause golfers not to patronize golf professional shops.

  •
  Sport-Haley must continue to design apparel that is accepted by consumers as fashionable and stylish in order to continue to have market acceptance.

  •
  Sport-Haley's sales are seasonal, and historically sales from July through December, Sport-Haley's first and second fiscal quarters, are weaker than sales from January through June, which are Sport-Haley's third and fourth fiscal quarters.

  •
  The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken Sport-Haley's competitive position.

  •
  Sport-Haley maintains a significant level of finished goods inventories to support its sales volume and its corporate apparel program. Disposal of excess prior seasons' inventory is an ongoing part of operations, but a significant amount of sales at the lower margins dictated by the reduction of inventories may impair Sport-Haley's financial condition. Inventory write-downs may also affect its financial condition.

  •
  Sport-Haley depends on timely delivery of finished garments from its suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including labor shortages and transportation difficulties, could adversely affect Sport-Haley's ability to make timely delivery of finished garments to its customers.

  •
  Sport-Haley's increased reliance on foreign suppliers enhances the risk that Sport-Haley's revenues might be adversely affected if a foreign shipment were lost. Sport-Haley maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the increased reliance on foreign suppliers heightens the risk that Sport-Haley would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

  •
  Sport-Haley purchases significant amounts of its finished apparel from two separate foreign suppliers. If Sport-Haley were to lose or terminate the services of either of these significant suppliers, Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting Sport-Haley's results of operations.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income for its fiscal years ended June 30, 2002, 2001 and 2000 and as previously restated for its fiscal years ended June 30, 1999 and 1998:

	Fiscal Year Ended June 30,
	2002	2001	2000	1999	1998
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.5	69.7	68.6	68.4	63.6
Gross profit	24.5	30.3	31.4	31.6	36.4
Selling, general and administrative expenses	40.3	36.7	30.0	28.2	25.0
Impairment of fixed assets	—	1.2	—	—	—
Income (loss) from operations	(15.8)	(7.6)	1.4	3.4	11.4
Other income and expenses, net	2.0	2.7	2.9	1.6	1.1
Income (loss) from operations before (provision for) benefit from income taxes	(13.8)	(4.9)	4.3	5.0	12.5
(Provision for) benefit from income taxes	8.1	1.4	(1.5)	(2.9)	(4.6)
Income (loss) from continuing operations	(5.7)	(3.5)	2.8	2.1	7.9
Income (loss) from discontinued operations	—	—	—	(1.6)	0.2
Cumulative effect of change in accounting principle	—	—	1.6	—	—
Net income (loss)	(5.7)%	(3.5)%	4.4%	0.5%	8.1%

Comparison of Fiscal Years Ended June 30, 2002 and 2001. Net sales for the year ended June 30, 2002 ("fiscal 2002") were approximately $17.1 million, a decrease of approximately $4.6 million, or 21%, as compared with approximately $21.7 million for the fiscal year ended June 30, 2001 ("fiscal 2001"). The decrease was primarily attributable to the general downturn in the United States economy combined with the significant negative economic impact caused by the events of September 11, 2001. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. The historic events of September 11, 2001 severely depressed the travel and leisure sectors that had already been negatively impacted by the general economic downturn experienced during calendar year 2001. As a result, Sport-Haley experienced significant cancellations of orders during its second and third fiscal quarters as well as substantial decreases in the number of orders placed for delivery during its third fiscal quarter, as compared with the same periods in the prior fiscal years. The cancellations and decreases in orders significantly impacted Sport-Haley's net sales for its third quarter ended March 31, 2002. Further, the golf apparel industry sustained an intense competitive environment throughout fiscal 2002. Companies with greater financial resources and better name recognition than Sport-Haley have continued to pressure their individual customers to maintain strong business relationships with them in these times of a relatively weak United States economy. Because of their status, the "big name" companies have a competitive advantage over Sport-Haley in a sluggish economy, and they have the ability to maintain a greater relative share of the overall golf apparel business in such times. Sport-Haley, through its networks of independent sales representatives, implemented marketing strategies to strengthen relationships with its loyal HALEY® customers and to attract new customers to the HALEY® and Ben Hogan® brands.

        For fiscal 2002, the HALEY® men's and women's lines accounted for approximately 37% and 42% of total net sales, respectively. The HALEY® Elements line accounted for approximately 9% of total net sales. Approximately 6% of total net sales was attributable to the introduction of Ben Hogan® apparel. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the retail outlet stores, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

        For fiscal 2001, the HALEY® men's and women's lines accounted for approximately 37% and 46% of total net sales, respectively. The HALEY® Elements line accounted for approximately 11% of total net sales. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the Laughlin, Nevada retail factory outlet store.

        Gross profit for fiscal 2002 was approximately $4.2 million, a decrease of approximately $2.4 million or 36%, as compared with approximately $6.6 million in fiscal 2001. While the decrease in gross profit is consistent with the downward trend in net sales, the decrease is not entirely due to such a downward trend. In an effort to diminish its prior seasons' and closeout finished goods inventories, Sport-Haley opened a temporary retail warehouse outlet at its distribution facilities, in the fall of calendar year 2001. In its fourth quarter of fiscal 2002, because of the relative success of the fall 2001 retail sales effort, Sport-Haley entered into an agreement with a professional liquidator to dispose of prior seasons' and closeout inventories at a liquidation retail store operation in Denver, Colorado. Because the liquidation effort was only marginally successful and excessive amounts of prior seasons' and closeout finished goods inventories remained at June 30, 2002, Sport-Haley recorded a charge of approximately $1.2 million to revalue prior seasons and closeout finished goods inventories to the lower of cost or fair market value. Sport-Haley also recorded a charge of approximately $68,000 to revalue obsolete component inventories to the lower of cost or market value at June 30, 2002. Sport-Haley dramatically altered its business operations during fiscal 2001 in order to place the Company in a better competitive position within the golf apparel industry. Prior to fiscal 2001, Sport-Haley manufactured substantially all of its finished goods inventories and predominantly utilized United States vendors. During fiscal 2001, Sport-Haley evolved from a company that manufactured its finished goods inventories into a company that primarily purchases its inventories from foreign suppliers. The changes in business operations completed in fiscal 2001 included improvements in inventory purchasing controls. Because the current controls over the purchasing of finished goods inventories have attained reduced levels of finished goods inventories at the ends of recent selling seasons, management expects that sales of closeout inventories and inventory write-downs will have significantly less impact on gross margins in future reporting periods.

        Gross margin for fiscal 2002 was approximately 25%, a decrease of approximately 5%, from approximately 30% in fiscal 2001. As discussed above, gross margin was negatively impacted in fiscal 2002 due to sales of closeout inventories at reduced selling prices combined with inventory write-down adjustments of approximately $1.3 million that were included in cost of goods sold. In both fiscal 2002 and fiscal 2001, gross margins were negatively impacted by inventory write-downs and dispositions of excess and prior seasons' inventories at discounted sales prices. Disposition of closeout inventories is common and recurring within the seasonal apparel business in general. However, dispositions of closeout inventories were disproportionately higher in fiscal 2002 and fiscal 2001 than normal as a result of the slowing United States economy, adverse weather conditions and changes in Sport-Haley's business operations and other factors. Sales of closeout inventories represented approximately 15% of Sport-Haley's net sales in fiscal 2002 and 10% in fiscal 2001 and generated approximately $2.6 million and $2.2 million in operating cash in fiscal 2002 and 2001, respectively. Because of the completion of significant changes in business operations that include purchasing finished goods inventories almost exclusively from foreign suppliers, the Company expects to achieve higher gross margins in future years than were achieved in fiscal 2002 or in fiscal 2001.

        Selling, general and administrative expenses for fiscal 2002 were approximately $6.9 million, a decrease of approximately $1.1 million or 14%, as compared with approximately $8.0 million for fiscal 2001. A significant portion of the decrease was attributable to lower commissions paid to independent sales representatives on the corresponding decrease in net sales in fiscal 2002. Another significant portion of the improvement in selling, general and administrative expenses in fiscal 2002 was related to a decrease in accounting, legal and other expenses. In fiscal 2001, Sport-Haley incurred approximately $420,000 in accounting, legal and other expenses related to the restating of Sport-Haley's financial statements for fiscal years 1999 and 1998 and the correction of material quarterly information for the quarters of fiscal years 2000, 1999 and 1998. The remainder of the decrease in selling, general and administrative expenses directly relates to management's concerted efforts to control operating expenses in fiscal 2002. The success of management's efforts to control operating expenses is evidenced by the overall decrease in selling, general and administrative expenses even after Sport-Haley incurred start-up and operational costs of approximately $366,000 relating to the introduction of Ben Hogan® apparel in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 40% and 37% for fiscal years 2002 and 2001, respectively.

        Total other income, net, for fiscal 2002 approximated $346,000, a decrease of approximately $245,000 or 42%, as compared with approximately $591,000 for fiscal 2001. The decrease was primarily due to the difference between fiscal years 2002 and 2001 in the rates in interest earned on cash equivalents and marketable securities. As a function of the dramatically sluggish USA economy, interest rates available on virtually risk free investments plummeted to near all-time lows during fiscal 2002. Sport-Haley continues to search for investment alternatives available within the guidelines approved by its Board of Directors in order to maximize the rates of return achieved on cash equivalents and marketable securities.

        Income (loss) from operations before provision for income taxes for fiscal 2002 was approximately ($2.4 million), a decrease of approximately $1.3 million, or 123%, as compared with approximately ($1.1 million) for fiscal 2001. Net loss for fiscal 2002 was approximately ($973,000), a difference of approximately ($207,000), or (27%), as compared with approximately ($766,000) for fiscal 2001. The disparity between the decrease in loss from operations before provision for income taxes and the improvement in net loss between the fiscal years arose because of the difference in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The disparity was primarily caused by differences in recording federal net operating loss carry-backs in fiscal 2002 with regard to the liquidation of the Subsidiary. State income tax law requires Sport-Haley's operating losses to be carried forward. Sport-Haley recorded an increase in income taxes receivable of approximately $683,000 relating to the fiscal 2002 net loss combined with the liquidation of the Subsidiary and other book versus tax differences. The effective tax rate for fiscal 2002 was approximately (59%) as compared with (28%) for fiscal 2001.

        Net loss for fiscal 2002 was approximately ($973,000), a difference in net income of approximately ($207,000), or (27%), as compared with the net loss of approximately ($766,000) for fiscal 2001. The difference was primarily attributable to the combination of the factors discussed above.

Comparison of Fiscal Years Ended June 30, 2001 and 2000. Net sales for the year ended June 30, 2001 ("fiscal 2001") were approximately $21.7 million, a decrease of approximately $1.4 million, or 6%, as compared with approximately $23.1 million for the fiscal year ended June 30, 2000 ("fiscal 2000"). The decrease was attributable to several factors. Both a general slowing of the United States economy and unusually inclement weather conditions in major geographic markets were contributing factors to the decrease in net sales. Each of those circumstances contributed to late season cancellations of customer orders for spring season merchandise and a decrease in the number of golf shops that placed orders for "basic" goods at the opening of the spring golf season in fiscal 2001. The net decrease in sales in fiscal 2001 was also consistent with the similar negative trend with respect to the number of rounds of golf played at country club and resort courses in fiscal 2001. Per published reports, the number of rounds played during fiscal 2001 were markedly less than were played during fiscal 2000. Further, intense competition within the golf apparel industry continued throughout fiscal 2001. Companies with greater financial resources and better name recognition than Sport-Haley continued to intensify their individual marketing efforts within the golf apparel industry. Because of the increased competition with "big name" companies, Sport-Haley, through its network of independent sales representatives, implemented marketing strategies in fiscal 2001 to attract new customers to the HALEY® brand and to strengthen relationships with its long-time customers.

        For fiscal 2001, the HALEY® men's and women's lines accounted for approximately 37% and 46% of total net sales, respectively. The HALEY® Elements line accounted for approximately 11% of total net sales. The remaining 6% was comprised of embroidering, shipping and sales at the Laughlin, Nevada retail factory outlet store, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

        For fiscal 2000, the HALEY® men's and women's lines accounted for approximately 47% and 41% of total net sales, respectively. The HALEY® Elements line accounted for approximately 8% of total net sales. The remaining 4% was comprised of embroidering and shipping revenues plus sales at the Laughlin, Nevada retail factory outlet store.

        Gross profit for fiscal 2001 was approximately $6.6 million, a decrease of approximately $687,000 or 9%, as compared with approximately $7.3 million in fiscal 2000. While the decrease in gross profit was consistent with the downward trend in net sales, the decrease was not entirely due to such a downward trend. Sport-Haley dramatically altered its business operations during fiscal 2001 in order to place the Company in a better competitive position within the golf apparel industry. Prior to fiscal 2001, Sport-Haley primarily manufactured its finished goods inventories predominantly by utilizing United States vendors. During fiscal 2001, Sport-Haley evolved from a company that manufactured its finished goods inventories into a company that primarily purchases its inventories from foreign suppliers. Because of the completion of its change in operations at or near June 30, 2001, Sport-Haley incurred charges to cost of goods sold of approximately $872,000 during the fiscal quarter ended June 30, 2001. Of the $872,000, raw materials inventories were deduced by approximately $800,000 to reduce the value of those inventories to estimated amounts realizable upon disposal sales of the fabric and trim items. This revaluation of raw materials inventories directly related to the Company's exit from the garment manufacturing industry as of June 30, 2001. The balance of the $872,000 consisted of a charge of approximately $72,000 to reduce the valuation of prior seasons' finished goods inventories to the lower of cost or market.

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

        Selling, general and administrative expenses for fiscal 2001 were approximately $8.0 million, an increase of approximately $1.1 million or 15%, as compared with approximately $6.9 million for fiscal 2000. A significant portion of the increase was attributable to additional accounting, legal and other expenses of approximately $420,000 incurred in fiscal 2001 related to the restating of the Company's financial statements for fiscal years 1999 and 1998 and the correction of material quarterly information for the quarters of fiscal years 2000, 1999 and 1998. Another portion of the increase was related to increased design costs. Sport-Haley retained the services of Donald W. Jewell during fiscal 2001 to redesign and re-source the HALEY® men's apparel collections and to design and source apparel to be included in the Ben Hogan® apparel collections. Sales commissions expense also attributed approximately $100,000 to the increased selling, general and administrative expenses. Commissions increased primarily because of the differences between fiscal years 2001 and 2000 in the sales prices of current seasons' sales. Other contributing factors to the increase in selling, general and administrative expenses were increased general and health insurance premiums, increased costs of shipping materials and the increased cost of natural gas and electricity utilities. As a percentage of net sales, selling, general and administrative expenses were 37% and 30% for fiscal years 2001 and 2000, respectively.

        In August 2001, the Company formalized its decision to close its Subsidiary. Therefore, in the fourth quarter of fiscal 2001, Sport-Haley recorded a charge of approximately $254,000 related to an impairment of fixed assets. The impairment related to fixed assets used by the Subsidiary in its manufacturing operations. Because of the significant increase in reliance on purchasing finished and packaged apparel from foreign suppliers, Sport-Haley closed the Subsidiary in August 2001. Since that time, substantially all of the Subsidiary's assets were sold at public auction.

        Total other income, net, for fiscal 2001 approximated $591,000, a decrease of approximately $95,000 or 14%, as compared with approximately $686,000 for fiscal 2000. The decrease was primarily due to the difference between fiscal years in refunds of state income taxes and interest on the refunds relating to certain expenditures recorded in prior years.

        Income (loss) from operations before provision for income taxes for fiscal 2001 was approximately ($1.1 million), a decrease of approximately $2.1 million, or 206%, as compared with approximately $1.0 million for fiscal 2000. Income (loss) from continuing operations for fiscal 2001 was approximately ($766,000), a decrease of approximately $1.4 million, or 217%, as compared with approximately $654,000 for fiscal 2000. The disparity between the decrease in income (loss) from operations before provision for income taxes and the decrease in income (loss) from operations arose because of the difference in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The disparity was primarily caused by differences in recording net operating loss carry-backs. Federal income tax law required a recalculation of the net operating loss created in fiscal 2001, because the loss was carried back to a tax year in which the Company did not file a consolidated tax return. State income tax law requires Sport-Haley's operating losses to be carried forward. The Company recorded an increase in income taxes receivable of approximately $250,000 relating to the fiscal 2001 loss from continuing operations. The effective tax rate for fiscal 2001 was approximately (28%) as compared with 35% for fiscal 2000.

        Net income (loss) for fiscal 2001 was approximately ($766,000), a decrease of approximately $1.8 million, or 175%, as compared with approximately $1.0 million for fiscal 2000. The decrease was primarily attributable to the combination of the factors discussed above combined with the approximate $361,000 cumulative effect of change in accounting principle that was reported for fiscal 2000.

        Sport-Haley adopted Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") in fiscal 2000. Because of adopting that standard, the Company changed its method of accounting for stock options issued to non-employee directors. The change resulted in a cumulative effect adjustment of $361,000, net of taxes, in fiscal 2000.

Liquidity and Capital Resources

        Historically, Sport-Haley has financed its operations through a combination of revenues from operations and the public sales of equity. Sport-Haley intends to rely on cash generated from operations to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance Sport-Haley's working capital requirements or if working capital requirements are greater than estimated, Sport-Haley may borrow funds by utilizing its revolving line of credit.

        Net cash provided by operating activities totaled approximately $2,631,000, $438,000 and $4,584,000 for fiscal years 2002, 2001, and 2000, respectively. The primary components of adjustments to reconcile net income to cash provided by operating activities were changes between fiscal years relating to inventories, accounts receivable, prepaid expenses, income taxes receivable, accounts payable, and accrued commissions and other expenses.

  •
  Inventories, not including write-downs, provided cash of approximately $1,186,000 in fiscal 2002, used operating cash of approximately $377,000 in fiscal 2001, and provided operating cash of approximately $2,228,000 in fiscal 2000. Inventories decreased from approximately $9,164,000 at June 30, 2001 to approximately $6,704,000 at June 30, 2002.

  •
  Accounts receivable provided operating cash of approximately $798,000 in fiscal 2002, used operating cash of approximately $478,000 in fiscal 2001, and provided operating cash of approximately $472,000 million in fiscal 2000. Accounts receivable, net of allowances, decreased from approximately $5,208,000 at June 30, 2001 to approximately $4,135,000 at June 30, 2002.

  •
  Prepaid expenses and other used operating cash of approximately $122,000 in fiscal 2002, provided operating cash of approximately $224,000 in fiscal 2001, and used operating cash of approximately $404,000 in fiscal 2000. Prepaid expenses and other increased from approximately $445,000 at June 30, 2001 to approximately $702,000 at June 30, 2002.

  •
  Income taxes receivable used operating cash of approximately $683,000 in fiscal 2002, provided operating cash of approximately $61,000 in fiscal 2001, and provided operating cash of approximately $498,000 in fiscal 2000. Income taxes receivable increased from approximately $388,000 at June 30, 2001 to approximately $1,050,000 at June 30, 2002.

  •
  Accounts payable provided operating cash of approximately $675,000 in fiscal 2002, used operating cash of approximately $394,000 in fiscal 2001, and provided operating cash of approximately $59,000 in fiscal 2000. Accounts payable increased from approximately $454,000 at June 30, 2001 to approximately $1,129,000 at June 30, 2002.

  •
  Accrued commission and other expenses used operating cash of approximately $19,000 in fiscal 2002, provided operating cash of approximately $125,000 in fiscal 2001, and used operating cash of approximately $232,000 in fiscal 2000. Accrued commissions and other expenses decreased from approximately $643,000 at June 30, 2001 to approximately $624,000 at June 30, 2002.

        Working capital requirements are expected to remain relatively constant. Working capital was approximately $20,766,000 at June 30, 2002 and approximately $22,581,000 at June 30, 2001. Cash and cash equivalents totaled approximately $8,428,000 and approximately $4,413,000 at June 30, 2002 and 2001, respectively.

        Net cash provided by (used in) investing activities totaled approximately $2,986,000, ($2,114,000), and ($2,642,000) for fiscal years 2002, 2001, and 2000, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

  •
  Maturities (purchases) of marketable securities provided investing activities cash of approximately $2,799,000 in fiscal 2002, used investing activities cash of approximately $1,931,000 in fiscal 2001, and used investing activities cash of approximately $1,967,000 in fiscal 2000. Marketable securities decreased from approximately $3,898,000 at June 30, 2001 to approximately $1,099,000 at June 30, 2002.

  •
  Purchases of fixed assets used investing activities cash of approximately $99,000, $184,000, and $679,000 in fiscal 2002, 2001, and 2000, respectively. Property and equipment, at cost, decreased from approximately $4,733,000 at June 30, 2001 to approximately $3,859,000 at June 30, 2002.

        The Company had no long-term debt at June 30, 2002 or 2001. Since April 1994, Sport-Haley has maintained a revolving line-of-credit with a commercial bank. The revolving line-of-credit agreement, which has been renewed through December 5, 2002, provides for interest at 1/2% below the banks prime rate. The agreement provides for a maximum loan amount of $9.0 million to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets. Sport-Haley generally maintains the line-of-credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. Sport-Haley had no outstanding borrowings under the line-of-credit at either June 30, 2002 or June 30, 2001.

        Sport-Haley, in the ordinary course of its business, enters into letters of credit arrangements with a commercial bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2002, the Company had outstanding letters of credit totaling approximately $2.3 million, which related to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the lines of credit.

        Historically, gross proceeds received by Sport-Haley from the exercise of stock options and warrants have fluctuated significantly from year to year. Sport-Haley realized no proceeds in fiscal 2002, 2001or 2000 from the exercise of stock options and warrants.

        Since December 1994, management has been authorized by the Board of Directors to repurchase shares of Sport-Haley's Common Stock, and an aggregate of 2,226,400 shares had been repurchased as of June 30, 2002 at an aggregate cost of approximately $12.4 million. In fiscal 2002 and 2001, Sport-Haley repurchased 542,000 and 187,400 shares at costs of approximately $1.6 million and $587,000, respectively. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given Sport-Haley's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock.

        Most of Sport-Haley's purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no material currency exchange risk. Sport-Haley is not currently using derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with sales to its Canadian distributor. To the extent that its accounts receivable were denominated in Canadian currency and were not hedged, Sport-Haley would be subject to foreign currency transaction gains and losses.

        Management believes that inflation has not materially affected the results of operations during the three most recent fiscal years.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141, entitled "Business Combinations" ("SFAS 141"), and No. 142, entitled "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as extraordinary gain, rather than to be deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and, 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoptions of SFAS 141 and SFAS 142 are not expected to have a material effect on the Company's financial position or results of its operations.

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 143, entitled "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Sport-Haley will adopt SFAS 142 effective January 1, 2003, as required. The transition adjustment resulting from the adoption of

SFAS 143, if any, will be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position or results of its operations.

        In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS 144"). SFAS 144 replaces Statements of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of the Accounting Principles Board Opinion No. 30, entitled "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether the measurement is reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position or results of its operations.

        In April 2002, the FASB approved Statements of Financial Accounting Standards No. 145, entitled "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishments of debt to be classified as extraordinary items. Under SFAS 145, classification of debt extinguishments depends on the facts and circumstances of the transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or results of its operations.

        In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plan closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on Sport-Haley's financial position or results of its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert G. Tomlinson	61	Chairman of the Board, Chief Executive Officer (3)
Kevin M. Tomlinson	42	Chief Executive Officer, Chief Operating Officer, Executive Vice President – Operations (4) and Director
Robert W. Haley	57	President and Director
Patrick W. Hurley	50	Chief Financial Officer, Secretary, Treasurer and Controller
Donald W. Jewell	51	Senior Vice President
Catherine B. Blair	51	Vice President – Merchandising/Design
James A. Saxon	47	Vice President – Sales, Special Markets and Brands
Mark J. Stevenson (1)(2)	64	Director
Ronald J. Norick (1)(2)	61	Director
James H. Everest (1)(2)	54	Director

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Robert G. Tomlinson served as Chief Executive Officer until March 18, 2002.
(4)
Kevin M. Tomlinson served as Chief Operating Officer and Executive Vice President – Operations until March 18, 2002, and after that date as Chief Executive Officer.

        Officers are appointed by and serve at the discretion of the Board of Directors except in those instances that officers are employed under employment agreements. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of Sport-Haley's officers devote full-time to Sport-Haley's business and affairs.

        Robert G. Tomlinson has served as Chairman of the Board of Sport-Haley since October 1992 and served as Chief Executive Officer from October 1992 until March 2002. From March 1998 until August 2001, he also served as a director of the Subsidiary. Prior to joining Sport-Haley, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin Tomlinson, the Chief Executive Officer.

        Kevin M. Tomlinson has served as Chief Executive Officer since March 2002 and as a director since September 1999. Previously, Mr. Tomlinson had served as Vice President of Operations from December 1997 until January 1999, and Chief Operating Officer and Executive Vice President-Operations, from January 1999 until March 2002. From September 1999 until August 2001, he also served as a director and vice-president of the Subsidiary. From 1992 until joining Sport-Haley, Mr. Tomlinson was employed by Nu-Kote International, Inc., an office products manufacturer and distributor, in capacities including vice president of product marketing, vice president of marketing, vice president of global procurement and vice president of retail sales. Mr. Tomlinson is the son of Robert G. Tomlinson, the Chairman of the Board of Sport-Haley.

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

        James A. Saxon has served as Vice President – Sales, Special Markets and Brands since June 1, 2001. From August 2000 until joining Sport-Haley, Mr. Saxon was vice president of sales and marketing for American Design Studios, Inc. From July 1998 to August 2000, Mr. Saxon was vice president and chief operating officer for Jewell Apparel Group. From September 1994 to December 1997, Mr. Saxon was the president and chief operating officer for Montecito Sportswear Corp.

        Mark J. Stevenson has been a director of Sport-Haley since November 1993. Mr. Stevenson serves as president and chief executive officer of Zenodata Corporation, a Colorado based financial services software company. Mr. Stevenson held the positions of chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries, from June 1, 1994 until that company was merged into E-M-Solutions in January 1999. At that time, Mr. Stevenson was appointed executive chairman and chairman of the board of E-M-Solutions, which was purchased by Sanmina/SCI in November 2001. From 1992 to 1994, Mr. Stevenson served as chairman of the board for Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. Mr. Stevenson currently serves on the Colorado Governor's Commission on Science and Technology and on the Advisory Council of the University of Colorado Center for Entrepreneurship. Mr. Stevenson formerly served as chairman of the American Electronics Association, the nation's largest high technology trade association.

        Ronald J. Norick has been a director of Sport-Haley since November 1993. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees Mr. Norick is a director of Banc First Corporation, a publicly-held corporation based in Oklahoma City, Oklahoma. Mr. Norick also serves as controlling manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

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

        The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan. See "Compensation Committee Report" included in Item 11 below. The Compensation Committee held two meetings in fiscal 2002. All of the committee members attended the meetings held during fiscal 2002.

        The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee held four formal meetings during fiscal 2002. Mr. Everest attended three meetings and each other committee member attended all of the meetings held during fiscal 2002.

        The Board of Directors authorized the hiring of a consultant to assist the Audit Committee with the review of financial statements in accordance with regulations promulgated by the Securities and Exchange Commission. The consultant attended all of the Audit Committee meetings held during fiscal 2002.

        In fiscal 2002, the Board of Directors held six formal meetings. Mr. Everest attended four of the six meetings and each other director attended all board meetings held during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

        Summary Compensation Table.    The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley for the three fiscal years ended June 30, 2002 of Robert G. Tomlinson, Chief Executive Officer until March 2002, Kevin M. Tomlinson, Chief Executive Officer from March 2002 and Chief Operating Officer until March 2002, Robert W. Haley, President, James A. Saxon, Vice President – Sales, Special Markets and Brands, and Donald W. Jewell, Senior Vice President, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2002 (the "Named Officers").

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Securities underlying Options/SARs(#)	All Other Compensation
		Salary	Bonus
Robert G. Tomlinson, Chairman of the Board and Chief Executive Officer(3)	2002 2001 2000	$170,000 170,000 176,539	$-0- -0- -0-	$-0- -0- -0-	$2,249 1,301 2,213	(1) (1) (1)
Kevin M. Tomlinson, Chief Executive Officer, Chief Operating Officer and Executive Vice President – Operations(4)	2002 2001 2000	160,000 140,000 129,885	-0- -0- -0-	-0- -0- -0-	1,941 1,255 1,278	(1) (1) (1)
Robert W. Haley, President	2002 2001 2000	150,000 150,000 155,769	-0- -0- -0-	-0- -0- -0-	999 124 1,000	(1) (2) (1)
James A. Saxon, Vice President – Sales, Special Markets and Brands	2002	130,000	-0-	-0-	937	(1)
Donald W. Jewell, Senior Vice President	2002	100,571	-0-	-0-	937	(1)

(1)
Comprised of contributions by Sport-Haley to the Named Officer's 401(k) account and term life insurance premiums.
(2)
Comprised solely of term life insurance premiums.
(3)
Robert G. Tomlinson served as Chief Executive Officer until March 18, 2002.
(4)
Kevin M. Tomlinson served as Chief Operating Officer and Executive Vice-President – Operations until March 18, 2002. Mr. Tomlinson was appointed Chief Executive Officer on March 18, 2002.

Option/SAR Grants Table.

        The following table sets forth information concerning grants of stock options to the Named Executive Officers pursuant to the Company's stock option plan during the fiscal year ended June 30, 2002.

	Option/SAR Grants in Last Fiscal Year Individual Grants			Market Price of Common Stock on Date of Grant
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date
Robert G. Tomlinson	25,000 25,000	6.4% 6.4	$3.00 $3.60	$3.00 $4.22	7/2/11 2/12/12
Kevin M. Tomlinson	25,000 50,000	6.4 12.8	$3.00 $3.60	$3.00 $4.22	7/2/11 2/12/12
Robert W. Haley	25,000 25,000	6.4 6.4	$3.00 $3.60	$3.00 $4.22	7/2/11 2/12/12
James A. Saxon	25,000	6.4	$3.60	$4.22	2/12/12
Donald W. Jewell	25,000 25,000	6.4 6.4	$3.07 $3.60	$3.00 $4.22	8/1/11 2/12/12
Potential Realizable Value at Assumed Annual Rates Of Stock Price Appreciation for Option Term
Name
	0% ($)	5% ($)	10% ($)
Robert G. Tomlinson	$0 15,500	$47,167 81,848	$119,531 183,640
Kevin M. Tomlinson	0 31,000	47,167 163,697	119,531 367,280
Robert W. Haley	0 15,500	47,167 81,848	119,531 183,640
James A. Saxon	15,500	81,848	183,640
Donald W. Jewell	1,750 15,500	50,018 81,848	124,070 183,640

Fiscal Year-End Options/Option Values Table.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money(1) Options/SARs at Fiscal Year-End(2)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Tomlinson	-0-	-0-	46,667	58,333	$12,000	$27,000
Kevin M. Tomlinson	-0-	-0-	61,667	83,333	12,000	30,000
Robert W. Haley	-0-	-0-	36,668	58,333	12,000	27,000
James A. Saxon	-0-	-0-	8,333	41,667	6,000	15,000
Donald W. Jewell	-0-	-0-	8,333	41,667	6,000	15,000

(1)
Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.
(2)
The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $3.72 on June 28, 2002, the last trading date for the end of the 2002 fiscal year.

        No employee of Sport-Haley receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but may receive a fee of $250 per meeting attended. The Board of Directors has also authorized payment of reasonable travel and other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 2002, the three non-employee directors were granted 50,000 options each (150,000 total) to purchase the Company's common stock, 25,000 at an exercise price per share of $3.00 and 25,000 at an exercise price per share of $3.60.

        Employment Agreements.    Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. During fiscal year 2002, on March 18, 2002, Mr. Tomlinson resigned from his position as Chief Executive Officer, but continues to serve as the Chairman of the Board. The agreement requires that he devote his full business time to Sport-Haley as Chief Executive Officer and/or Chairman of the Board at an annual salary of $230,000, as amended, be provided an automobile and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from January 1, 1997 to December 31, 1999, subject to automatic one (1) year extensions at the end of each year. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of Sport-Haley or upon his resignation. Subject to the right of Sport-Haley to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to Sport-Haley for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of Sport-Haley or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is receiving such severance compensation, he is entitled to participate in all employee benefit plans, at Sport-Haley's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

        Effective December 1, 1999, Sport-Haley entered into an employment agreement with Mr. Kevin Tomlinson to act as the Company's Chief Operating Officer and Executive Vice-President—Operations. Mr. Tomlinson served in these positions until March 18, 2002, at which time he resigned from these positions and became the Chief Executive Officer of Sport-Haley. During the period applicable, the agreement required that he devote his full business time to Sport-Haley as Chief Operating Officer and Executive Vice President-Operations at an annual salary of $140,000 per year and such bonuses as awarded by the Board of Directors. The term of the employment agreement would have otherwise extended from December 1, 1999 to December 1, 2002, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminated the agreement for other than "cause" (as defined in the agreement), Mr. Tomlinson was entitled to receive severance compensation equal to 12 months salary and bonus and incentive payments over the last 12 months. During the time he was receiving any such severance compensation, he would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there were a non-negotiated change in control of Sport-Haley, he was entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Tomlinson became disabled during the term of the agreement, his full salary would have been continued for one year from the date of disability. If termination was for any reason other than by Sport-Haley with cause, all options previously granted would have become fully vested on the date of termination. The agreement contained a non-competition provision for one-year following termination.

        Effective March 18, 2002, Sport-Haley entered into an employment agreement with Mr. Kevin Tomlinson to act as the Company's Chief Executive Officer. The agreement requires that he devote his full business time to Sport-Haley as Chief Executive Officer, at an annual salary of $160,000 per year and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from March 18, 2002 until March 18, 2005, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Tomlinson is entitled to receive severance compensation equal to 36 months salary and bonus and incentive payments over the last 12 months, payable monthly over the 36-month period. During the time he is receiving any such severance compensation, he is eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated "change in control" (as defined in the agreement) of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a negotiated change of control, Mr. Tomlinson is not entitled to any severance benefits if, after the change of control has occurred, he continues to serve as Chief Executive Officer and his employment agreement remains in full force and effect, or, he is able to negotiate a satisfactory new employment agreement with the Company. If Mr. Tomlinson becomes disabled during the term of the agreement, his full salary shall be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination.

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

        Sport-Haley entered into an employment agreement with Mr. Donald Jewell effective February 1, 2001. The agreement requires that he devote his full business time to Sport-Haley as Senior Vice President at an annual salary of $130,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends from February 1, 2001 through January 1, 2003, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if he terminates the agreement for "cause," he is entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus. During the time he is receiving any such severance compensation, he would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a non-negotiated change in control of the Company, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted will vest and become exercisable on a pro-rata basis from the date of grant to the date of termination. If Sport-Haley terminates the agreement with cause, no unexercised options will be exercisable. The agreement contains a non-competition agreement for twelve months following termination, provided Mr. Jewell could be released from the non-compete if the agreement were terminated without cause and if he had elected to forego any severance pay.

        Sport-Haley entered into an employment agreement with Mr. James A. Saxon effective June 6, 2001. The agreement requires that he devote his full business time to Sport-Haley as Vice President—Sales, Special Markets and Brands for an annual salary of $130,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends from June 1, 2001 through May 31, 2003, subject to automatic one (1) year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if he terminates the agreement for "cause," he is entitled to receive severance compensation equal to six months salary and 50% of the last annual bonus. During the time he is receiving any such severance compensation, he would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a non-negotiated change in control of the Company, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted and vested must be exercised within three months of termination or such options are extinguished. If Sport-Haley terminates the agreement with cause, no unexercised options will be exercisable.

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

        The Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

        The exercise price of incentive options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of Sport-Haley on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport-Haley, the exercise price of incentive options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan shall be determined by the Compensation Committee, but shall not be less than 85% of the fair market value of the Common Stock. The terms of all non-qualified stock options granted under the Option Plan may not exceed ten years and the terms of all incentive options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors.

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

        As of June 30, 2002, a total of 978,958 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.50 to $10.625 per share and a weighted average exercise price per share of $4.60.

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

Compliance with Section 16(a) of the Exchange Act

        Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2002. Based solely on Sport-Haley's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 2002, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

        This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 2002.

        Compensation Policy.    Sport-Haley's policy with respect to executive compensation was designed to:

  •
  Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to Sport-Haley in a manner that is commensurate with compensation paid by companies of comparable size or within the golf apparel industry;

  •
  Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of Sport-Haley; and

  •
  Align the interests of the executive officers with those of Sport-Haley's shareholders.

        The components of compensation paid to executive officers consist of: a) base salary; b) incentive compensation in the form of discretionary annual bonus payments; c) long-term incentive compensation in the form of awards under Sport-Haley's Option Plan; and, d) various other benefits.

        Base Salary.    For fiscal 2002, the Compensation Committee reviewed the base salaries paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2002, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of Sport-Haley's executive officers in fiscal 2002, except for one officer, who assumed significantly greater responsibilities.

        Incentive Cash Bonus Compensation.    The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. The Compensation Committee also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision of whether to award incentive cash bonus compensation is based on a combination of the achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, Sport-Haley's future operating results, and on an officer's responsibilities, capabilities and contribution to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although certain executive officers' employment agreements provide that the executive is eligible for a discretionary bonus of up to a specified percentage of his or her base salary. Although all of the executive officers' contributions were noted and commended, the Compensation Committee did not believe that bonuses were merited in view of the continued negative sales and profitability trends of Sport-Haley in fiscal 2002.

        Long-Term Incentive (Option) Compensation.    The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. In fiscal 2002, the Compensation Committee granted 398,000 options to executives or employees of the Company.

        Other Benefits.    Executive officers are eligible for various benefits, including health and welfare plans generally available to all full-time employees. In addition, executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby the officers may elect to defer part or all of their base and incentive cash compensation, with matching contributions from Sport-Haley. Sport-Haley does not maintain any other plans or arrangements for the benefit of its executive officers except to provide life insurance policies for the benefit of certain executive officers' named beneficiaries and a vehicle for use by its Chief Executive Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

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

        CEO Compensation.    During fiscal 2002, Robert G. Tomlinson served as Chief Executive Officer of the Company until March 18, 2002, at which time he resigned from that position and Kevin M. Tomlinson was appointed Chief Executive Officer. In reviewing the Chairman's and Chief Executive Officer's compensation packages, the Committee pursues the same objectives that apply for other executive officers. The Committee's overall goal is to set the Chairman's and Chief Executive Officer's salaries at a bases comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual levels approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chairman and Chief Executive Officer, particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee believes that Robert G. Tomlinson has exhibited exemplary leadership as the Chairman and former Chief Executive Officer of Sport-Haley. The Compensation Committee noted that Robert G. Tomlinson previously made a voluntary decision to reduce his base salary and commended that action as a demonstration of his leadership by example. In fiscal 2002, no raises or cash bonuses were awarded to Robert G. Tomlinson. His voluntary reduction in salary continued into fiscal 2002 and he is currently being paid at an annual rate of $170,000, rather than the $230,000 to which he is entitled under his employment agreement. When Kevin M. Tomlinson was appointed Chief Executive Officer effective March 18, 2002, the Compensation Committee considered and reviewed the base salary and benefits paid to him as Chief Operating Officer and recommended an increase in base salary based upon the increase in responsibilities and to reward him for past service to the Company.

        The Compensation Committee believes that the concepts discussed above further the shareholders interests and that officer compensation encourages responsible management of Sport-Haley. The Compensation Committee considers the effect of management compensation on shareholder interests. In the past, the Board of Directors based its review in part on the experiences of its own members and on information requested from management personnel. These same factors will be used in the future when determining officer compensation.

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

        Set forth below is a line graph prepared by Media General Financial Services comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) a Nasdaq Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 1997 through June 30, 2002 (the "Measurement Period"). The graph assumes that $100 is invested in each of Sport-Haley's common stock, the Nasdaq Market Index and the publicly traded peers on July 1, 1997 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing (i) the difference between Sport-Haley's share price at July 1, 1997 and each June 30 of the Measurement Period by (ii) the share price at the beginning of the Measurement Period.

	Fiscal Year Ended June 30,
	1997	1998	1999	2000	2001	2002
Sport-Haley, Inc.	100.00	78.36	28.73	24.63	17.91	22.21
Industry Peer Group Index	100.00	118.79	110.13	90.71	113.92	118.70
Nasdaq Market Index	100.00	132.56	185.76	279.51	154.79	104.99

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of September 13, 2002 by: (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is derived solely from statements filed with the Commission under Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 13, 2002
Name and Address (1)	Number of Shares (2)	Percent of Class (3)
Robert G. Tomlinson (4)	99,667	3.65%
Kevin M. Tomlinson (7)	61,667	2.26
Robert W. Haley (5)	58,284	2.13
James A. Saxon (7)	8,333	*
Donald W. Jewell (7)	8,333	*
Patrick W. Hurley (7)	10,000	*
Catherine Blair (6)	20,000	*
Mark J. Stevenson (7)	25,000	*
Ronald J. Norick (8)	135,617	4.97
James H. Everest (9)	65,000	2.38
Catalyst Master Fund, L.P. (10) c/o W.S. Walker & Co. Walker House, Mary Street P.O. Box 265GT George Town, Grand Cayman, Cayman Islands	210,085	7.69
Dimensional Fund Advisors Inc. (11) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	259,500	9.50
Hillson Partners Limited Partnership (12) 6900 Wisconsin Avenue, Suite 501 Bethesda, MD 20815	274,600	10.05
Michael Cook Asset Management, Inc. (13) d/b/a Cook Mayer Taylor 5170 Sanderlin Avenue, Suite 200 Memphis, Tennessee 38117	523,100	19.15
All directors and officers as a group (Nine persons)(14)	491,901	18.01

*
Less than 1%

(1)
Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.

(2)
Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.

(3)
All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 13, 2002.

(4)
Includes 46,667 shares subject to currently exercisable options and 15,000 shares owned of record by his spouse, of which shares Mr. Tomlinson disclaims beneficial ownership.

(5)
Includes 36,668 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(6)
Includes 17,500 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(7)
Consists solely of shares subject to currently exercisable options.

(8)
Includes 25,000 shares subject to currently exercisable options and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(9)
Includes 25,000 shares subject to currently exercisable options.

(10)
Catalyst Master Fund, L.P. has sole voting power and sole dispositive power over 210,085 shares.

(11)
Dimensional Fund Advisors, Inc. is an investment advisor company which beneficially owns shares owned of record by advisory clients of Dimensional Fund Advisors, Inc. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(12)
Hillson Partners Limited Partnership has sole voting power and sole dispositive power over 274,600 shares.

(13)
Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 523,100 shares.

(14)
Includes 249,168 shares of common stock subject to currently exercisable options. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

Equity Compensation Plan Information

        The following table contains information regarding Sport-Haley's equity compensation plan as of June 30, 2002. The only equity compensation plan maintained by Sport-Haley is the company's amended and restated 1993 stock option plan (the "Option Plan"). The Option Plan was approved by the shareholders of Sport-Haley in 1993 and was amended in 1997.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	978,958	(1)	$4.60	(2)	308,679	(3)
Equity compensation plans not approved by security holders
Total	978,958		$4.60		308,679

(1)
The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley common stock issued pursuant to the Option Plan to employees, officers, directors, consultants, independent sales representatives and golf tour professionals. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.
(2)
The outstanding options issued under the Option Plan range in exercise price from $2.50 to $10.625 per share.
(3)
The Option Plan, as amended, authorizes a total of 2,150,000 options to be issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Sport-Haley adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2002.

ITEM 14. CONTROLS AND PROCEDURES

        During fiscal 2002, Sport-Haley did not institute any significant changes in its internal controls. In addition, there were no significant changes in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Exhibits, Financial Statements and Financial Statement Schedules

        The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

        (1) Financial Statements

  Report of Independent Certified Public Accountants
  Consolidated Balance Sheets—June 30, 2002 and 2001
  Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000
  Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000
  Notes to Consolidated Financial Statements for the years ended June 30, 2002, 2001 and 2000

        (2) Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        (3) Exhibits

Exhibit No.		Document
*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley as filed on March 7, 1994 with the Secretary of State of the State of Colorado.
—	3.2.3	Amended and Restated By-laws of Sport-Haley as adopted January 10, 1996.
***	3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, adopted March 15, 2002.
*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley.
#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.
x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.
III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley.
xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley.
x	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley.
x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley.
##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley.
##	10.2.8	Employment Agreement, dated June 1, 2001, by and between James A. Saxon and Sport-Haley.
##	10.2.9	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.
x	10.2.10	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.
II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association, Sport-Haley and B&L Sportswear, Inc.
##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]
***	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.
++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.
***	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.
+	10.4.4	Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and Sport-Haley.

**	10.4.5	Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.
*/	10.5	Form of Independent Sales Representative Agreement.
+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.
—	10.10	Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.
**	21.	Subsidiaries of the Registrant
***	99.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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

—
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

**
Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888).

II
Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831).

III
Incorporated by reference from Sport-Haley's Form 10-K filed on November 3, 2000 (File No. 03374876-D)

*/-
Incorporated by reference from Sport Haley's Form 8-K filed on July 20, 2000 (File No. 1-12888).

##
Incorporated by reference from Sport-Haley's Form 10-K filed on October 9, 2001 (File No. 033-74876-D)

xx
Incorporated by reference from Sport-Haley's Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)

***
Filed herewith.

        (b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.
September 26, 2002	By:	/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson, Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson	Chief Executive Officer (Principal Executive Officer)	September 26, 2002
/s/ ROBERT G. TOMLINSON Robert G. Tomlinson	Chairman of the Board	September 26, 2002
/s/ ROBERT W. HALEY Robert W. Haley	President and Director	September 26, 2002
/s/ PATRICK W. HURLEY Patrick W. Hurley	Chief Financial Officer, Secretary, Treasurer and Controller	September 26, 2002
/s/ MARK J. STEVENSON Mark J. Stevenson	Director	September 26, 2002
/s/ RONALD J. NORICK Ronald J. Norick	Director	September 26, 2002
/s/ JAMES H. EVEREST James H. Everest	Director	September 26, 2002

CERTIFICATION

I, Kevin M. Tomlinson, Chief Executive Officer of Sport-Haley, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Sport-Haley, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson Chief Executive Officer

CERTIFICATION

I, Patrick W. Hurley, Chief Financial Officer of Sport-Haley, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Sport-Haley, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ PATRICK W. HURLEY Patrick W. Hurley Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

PAGE
Independent Auditor's Report	F-2
Consolidated Balance Sheets
June 30, 2002 and 2001	F-3
Consolidated Statements of Operations
For the Years Ended June 30, 2002, 2001 and 2000	F-4
Consolidated Statement of Shareholders' Equity
For the Years Ended June 30, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-20

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sport-Haley, Inc. and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ending June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. and Subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

HEIN + ASSOCIATES LLP
Denver, Colorado

August 22, 2002

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$8,428,000	$4,413,000
Marketable securities	1,099,000	3,898,000
Accounts receivable, net of allowances of $256,000 and $174,000, respectively	4,135,000	5,208,000
Inventories	6,704,000	9,164,000
Prepaid expenses and other	702,000	445,000
Taxes receivable	1,071,000	388,000
Deferred taxes	380,000	162,000

Total current assets	22,519,000	23,678,000
Property and Equipment, net	787,000	1,519,000
Deferred Taxes	197,000	160,000
Other Assets	22,000	26,000

Total Assets	$23,525,000	$25,383,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,129,000	$454,000
Accrued commissions payable	329,000	359,000
Accrued payroll	74,000	87,000
Other	221,000	197,000

Total current liabilities	1,753,000	1,097,000

Commitments and Contingencies (Notes 10 and 11)
Shareholders' Equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,730,985 and 3,272,985 shares issued and outstanding, respectively	10,919,000	12,521,000
Additional paid-in capital	1,309,000	1,248,000
Retained earnings	9,544,000	10,517,000

Total shareholders' equity	21,772,000	24,286,000

Total Liabilities and Shareholders' Equity	$23,525,000	$25,383,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2002	2001	2000
Net Sales	$17,099,000	$21,714,000	$23,139,000
Cost of goods sold	12,915,000	15,141,000	15,879,000

Gross Profit	4,184,000	6,573,000	7,260,000

Other Operating Costs:
Selling, general and administrative expenses	6,886,000	7,967,000	6,948,000
Impairment of fixed assets	—	254,000	—

Total other operating costs	6,886,000	8,221,000	6,948,000

Income (Loss) From Operations	(2,702,000)	(1,648,000)	312,000

Other Income and (Expense):
Interest income, net	283,000	525,000	499,000
Other income	72,000	70,000	211,000
Other expense	(9,000)	(4,000)	(24,000)

Total other income	346,000	591,000	686,000

Income (Loss) From Operations Before Provision for Income Taxes	(2,356,000)	(1,057,000)	998,000
(Provision for) benefit from income taxes	1,383,000	291,000	(344,000)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(973,000)	(766,000)	654,000
Cumulative Effect of Change in Accounting Principle, Net of Income Tax Provision of ($213,000)	—	—	361,000

Net Income (Loss)	$(973,000)	$(766,000)	$1,015,000

Net Income (Loss) Per Share:
Basic and Diluted:
Income (loss) from continuing operations	$(0.33)	$(0.22)	$0.17
Cumulative effect of change in accounting principle	—	—	0.10

Net income (loss)	$(0.33)	$(0.22)	$0.27

Weighted Average Shares Outstanding:
Basic	2,938,000	3,439,000	3,755,000

Diluted	2,938,000	3,439,000	3,784,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balances, as of July 1, 1999	4,257,552	$16,355,000	$1,769,000	$10,268,000	$28,392,000
Income tax benefit from stock options exercised	—	—	7,000	—	7,000
Stock options exercised	12,833	32,000	—	—	32,000
Repurchase of common stock	(810,000)	(3,279,000)	—	—	(3,279,000)
Stock option compensation	—	—	26,000	—	26,000
Cumulative effect of change in accounting principle	—	—	(574,000)	—	(574,000)
Net income	—	—	—	1,015,000	1,015,000

Balances, June 30, 2000	3,460,385	13,108,000	1,228,000	11,283,000	25,619,000
Stock option compensation	—	—	20,000	—	20,000
Repurchase of common stock	(187,400)	(587,000)	—	—	(587,000)
Net loss	—	—	—	(766,000)	(766,000)

Balances, June 30, 2001	3,272,985	12,521,000	1,248,000	10,517,000	24,286,000
Stock option compensation	—	—	61,000	—	61,000
Repurchase of common stock	(542,000)	(1,602,000)	—	—	(1,602,000)
Net loss	—	—	—	(973,000)	(973,000)

Balances, June 30, 2002	2,730,985	$10,919,000	$1,309,000	$9,544,000	$21,772,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$(973,000)	$(766,000)	$1,015,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	524,000	774,000	769,000
Impairments and write-downs	1,274,000	1,126,000	—
Deferred taxes and other	(254,000)	(92,000)	335,000
Provisions for doubtful accounts and sales returns	274,000	65,000	199,000
Common stock options	61,000	20,000	33,000
Gain/loss on disposal of assets	21,000	—	(2,000)
Cumulative effect of change in accounting principle	—	—	(574,000)
Changes in assets and liabilities:
Accounts receivable	798,000	(478,000)	472,000
Inventory	1,186,000	(377,000)	2,228,000
Prepaid expenses	(122,000)	224,000	(404,000)
Taxes receivable	(683,000)	61,000	498,000
Other assets	(131,000)	150,000	188,000
Accounts payable	675,000	(394,000)	59,000
Accrued commissions and other expenses	(19,000)	125,000	(232,000)

Net cash provided by operating activities	2,631,000	438,000	4,584,000

Cash Flows from Investing Activities:
Purchase of fixed assets	(99,000)	(184,000)	(679,000)
Maturities (purchases)of marketable securities	2,799,000	(1,931,000)	(1,967,000)
Proceeds from the disposal of fixed assets	286,000	1,000	4,000

Net cash provided by (used in) investing activities	2,986,000	(2,114,000)	(2,642,000)

Cash Flows from Financing Activities:
Repayments on notes payable	—	—	(600,000)
Proceeds from exercised stock options and warrants	—	—	32,000
Repurchases of common stock	(1,602,000)	(587,000)	(3,279,000)

Net cash used in financing activities	(1,602,000)	(587,000)	(3,847,000)

Net Increase (Decrease) in Cash and Cash Equivalents	4,015,000	(2,263,000)	(1,905,000)
Cash and Cash Equivalents, Beginning of year	4,413,000	6,676,000	8,581,000

Cash and Cash Equivalents, End of year	$8,428,000	$4,413,000	$6,676,000

Supplemental Cash Flow Information:
Cash payments for:
Interest	$29,000	$6,000	$28,000

Income taxes	$145,000	$246,000	$13,000

Cash received for income tax refund	$556,000	$510,000	$—

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies:

        Nature of Operations—Sport-Haley designs, purchases, contracts for the manufacture of, markets and distributes quality men's and women's fashion golf apparel under the HALEY® label and premium men's apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative styling, high quality fabrics, generous fit and classic appearance, is marketed in the premium and mid-priced markets through a network of independent sales representatives and distributors to golf professional shops, country clubs and resorts across the United States and internationally. The Company also markets HALEY® apparel to corporate, college, university, and other markets. Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. The Company was organized as a Colorado corporation on January 1, 1991.

        Principles of Consolidation—The consolidated financial statements include the accounts of Sport-Haley, Inc. and its former wholly-owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the "Company"). All significant inter-company accounts and transactions have been eliminated.

        Marketable Securities—Marketable securities consist of United States government and mortgage-backed debt securities that mature within one year or less. The securities are classified as held-to-maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximate their fair market values.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified.

        Property and Equipment—Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets ranging from three to twelve years using the straight-line method of depreciation. Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying amount to determine whether a write-down to market value or discounted cash flow value were required. As discussed in Note 2, in 2001 the Company determined that certain fixed assets were impaired. During 2002, the Company disposed those impaired fixed assets. At June 30, 2002, management believes the Company has no long-lived assets that require a write-down to market or discounted cash flow.

        Revenue Recognition—The Company recognizes revenue when risk of loss for and title to its products pass to the buyer. Generally, both risk of loss and title pass to the Company's customers at the date of shipment via common carrier. During fiscal 2001 the Company implemented limited consignment programs with certain of its customers. The Company recognizes revenue on its consignment sales at the time of collection from the Company's customer. Consigned inventories totaled $8,000 and $157,000 at June 30, 2002 and 2001, respectively. On a limited basis, the Company also offers the right of return for certain inventory, for which the Company estimates a return allowance.

        Advertising—The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at June 30, 2002, 2001 or 2000. Advertising expense was $506,000, $585,000, and $676,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

        Deferred Taxes—Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense equals the tax payable for the period plus the net change during the period in deferred tax assets and liabilities.

        Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Among others, significant estimates include the allowance for doubtful accounts, sales returns and inventory reserves and valuation allowances associated with deferred tax assets. Accordingly, actual results could differ from those estimates.

        Certain Risks and Concentrations—The Company's operations consist of the designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 2002, 2001 and 2000, the majority of the Company's receivables were from customers in the golfing industry. The Company performs on-going credit evaluations, and management believes that the Company maintains adequate allowance for potential credit losses.

        In 2001, the Company significantly increased its reliance on foreign suppliers that provided finished and packaged apparel. The increased reliance heightened the risk that the Company's revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company's increased reliance on foreign suppliers heightens the risk that the Company may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

        In 2002, the Company purchased significant amounts of its finished apparel from two separate foreign suppliers. If the Company were to lose or terminate the services of either of these significant suppliers, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting the Company's results of operations. In fiscal 2002, the Company purchased 31% and 11% of its finished apparel from two suppliers, respectively.

        Statements of Cash Flows—For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

        Recent Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No.

142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoptions of SFAS 141 and 142 are not expected to have a material effect on the Company's financial position or results of its operations.

        In June 2001, the FASB approved for issuance Statements of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt SFAS 143 effective July 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143, if any, will be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position or results of its operations.

        In October 2001, the FASB approved for issuance Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position or results of its operations.

        In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

        In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

        Financial Instruments—The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

        Comprehensive Income (Loss)—Comprehensive income is defined as all changes in shareholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. The Company had no items of other comprehensive income at June 30, 2002, 2001, or 2000.

        Net Income (Loss) Per Share—Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses incurred in 2002 and 2001, basic and diluted earnings per share were the same.

        Stock-Based Compensation—As permitted under the Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price. Compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided by the employee or director or the vesting period. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

2.    Asset Impairments:

        In 2001, the Company implemented a plan to purchase substantially more finished goods and to manufacture fewer goods. In addition, in August 2001, the Company decided to cease operations of B&L Sportswear, Inc. (the "Subsidiary"). In September 2001, the Company sold substantially all of the Subsidiary's remaining assets at a public auction. As a result of these changes in circumstances, the Company analyzed certain assets for recoverability at June 30, 2001. The Company determined that expected future cash flows would not be sufficient to recover the net book value of certain assets. During the fourth quarter of fiscal 2002, the Company reviewed the net recoverability of its remaining older component and finished goods inventories and increased its reserve for obsolescence by

$1,274,000. Impairments were recorded in the fourth quarter as of June 30, 2002 and 2001, respectively, to reduce the impaired assets to their respective estimated recoverable values as follows:

	2002	2001
Component inventories	$68,000	$800,000
Finished goods inventories	1,206,000	72,000
Equipment	—	254,000

Total impairments	$1,274,000	$1,126,000

        The impairments for inventories are reflected in the costs of goods sold for the years ended June 30, 2002 and 2001. The impairment for equipment was reflected as a component of other operating costs for the year ended June 30, 2001.

3.    Fair Value of Financial Instruments:

        The carrying values of financial instruments, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

4.    Cash and Cash Equivalents:

        Cash and cash equivalents consist of the following at June 30:

	2002	2001
Cash in banks	$1,380,000	$2,688,000
Short-term securities with maturities of three months or less	7,048,000	1,725,000

	$8,428,000	$4,413,000

5.    Inventories:

        Inventories consist of the following at June 30:

	2002	2001
Components	$455,000	$1,130,000
Finished goods	6,249,000	8,034,000

	$6,704,000	$9,164,000

6.    Property and Equipment:

        Property and equipment are recorded at cost and are comprised of the following at June 30:

	2002	2001
Plant equipment	$1,329,000	$2,099,000
Leasehold improvements	375,000	417,000
Furniture, fixtures and computer software and equipment	2,109,000	2,091,000
Other	46,000	126,000

	3,859,000	4,733,000
Less accumulated depreciation, amortization, and impairment	(3,072,000)	(3,214,000)

	$787,000	$1,519,000

        Depreciation and amortization expense at June 30, 2002, 2001, and 2000 was $524,000, $774,000 and $769,000, respectively.

7.    Line of Credit Agreement:

        The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, which was renewed through December 5, 2002, provides for interest at 1/2% below the bank's prime rate. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley collateralized by a lien on substantially all of the Company's assets. The Company generally maintains its line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. The Company did not have any balances due on the line of credit at June 30, 2002 and 2001, respectively.

        At June 30, 2002, the Company had outstanding letters of credit of approximately $2,264,000. Outstanding letters of credit reduce the amount available for borrowing under the Company's line of credit agreement.

8.    Acquisition:

        In March 1998, Sport-Haley purchased 52% of the outstanding shares of B&L Sportswear, Inc. ("B&L") in an exchange for $165,000 in cash.

        In July 1999, Sport-Haley increased its ownership in B&L to a 93% interest by exchanging $290,000 of debt owed by B&L to Sport-Haley for additional equity in B&L. During fiscal 2000, Sport-Haley obtained the remaining 7% of the outstanding shares of capital stock of B&L by exchanging $250,000 of debt owed by B&L to Sport-Haley for additional equity in B&L and by purchasing the outstanding shares held by the former minority shareholders in an exchange for $23,000 in cash.

        These capital stock transactions were accounted for using the purchase method of accounting. The Company has included the operations of B&L in its consolidated financial statements since the Company's purchase of its 52% interest in B&L.

        In August 2001, the Company closed the manufacturing plant formerly operated by B&L. Since that time, B&L ceased all business operations and had no employees. In September 2001, substantially all of B&L's remaining assets were sold at a public auction. In May 2002, the Company formally dissolved B&L Sportswear, Inc.

9.    Income Taxes:

        The differences between the U.S. Federal statutory rate and the Company's effective rate are as follows at June 30:

	2002	2001	2000
U.S. Federal statutory rate	$(764,000)	$(359,000)	$584,000
State income taxes	(118,000)	(32,000)	2,000
Change in deferred tax valuation allowance	(135,000)	52,000	(33,000)
Tax-exempt interest	—	—	(22,000)
Permanent differences from liquidation of B&L	(358,000)	—	—
Permanent Differences and Other	(8,000)	48,000	26,000

Total tax expense (benefit) (current and deferred)	$(1,383,000)	$(291,000)	$557,000

        The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2002		2001
	Current	Long- Term	Current	Long- Term
Deferred tax liability	$—	$(130,000)	$—	$(123,000)
Deferred tax asset	380,000	439,000	204,000	482,000

Net deferred tax asset before valuation allowance	380,000	309,000	204,000	359,000
Valuation allowance	—	(112,000)	(42,000)	(199,000)

	$380,000	$197,000	$162,000	$160,000

        The components of income tax expense (benefits) are as follows at June 30:

	2002	2001	2000
Federal	$(1,131,000)	$(193,000)	$270,000
State	2,000	—	2,000
Deferred	(254,000)	(98,000)	285,000

	$(1,383,000)	$(291,000)	$557,000

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2002			2001
	Temporary Difference	Current	Long- Term	Temporary Difference	Current	Long- Term
Allowance for doubtful accounts	$76,000	$28,000	$—	$61,000	$23,000	$—
Reserve for sales returns	180,000	67,000	—	94,000	35,000	—
Prepaid expenses	620,000	230,000	—	262,000	97,000	—
Accrued vacation	89,000	33,000	—	56,000	21,000	—
Accumulated depreciation and impairment	352,000	—	(130,000)	310,000	—	(115,000)
Stock options	392,000	—	145,000	330,000	—	122,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
B&L net operating losses	—	—	—	666,000	—	247,000
B&L accumulated depreciation and impairment	—	—	—	227,000	—	26,000
Inventory	60,000	22,000	—	75,000	28,000	—
State net operating losses	4,481,000	—	207,000	100,000	—	(8,000)

Net deferred tax asset before valuation allowance		380,000	309,000		204,000	359,000
Valuation allowance		—	(112,000)		(42,000)	(199,000)

		$380,000	$197,000		$162,000	$160,000

        Due to the liquidation of B&L, the Company recognized a $358,000 current tax benefit associated with its tax loss on the disposal of B&L. There are no remaining net operating losses, deferred tax assets or liabilities associated with B&L as of June 30, 2002.

        The valuation allowance for fiscal 2002, 2001 and 2000 increased (decreased) by $(135,000), $52,000 and ($33,000), respectively.

10.  Operating Leases:

        The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2006.

        During March 1995, the Company entered into a lease for a factory outlet store located in Laughlin, Nevada. The facility is leased for a term of seven years. The factory outlet store lease expires in June 2003.

        In April 1998, B&L entered into a lease for its operating facilities with former minority shareholders of B&L. The lease had an initial term of 10 years and could have been extended for two additional five-year periods following the initial term. In January 2002, the Company negotiated a termination of the B&L lease with the former minority shareholders.

        Rent expenses for the years ended June 30, 2002, 2001, and 2000 were $307,000, 320,000, and $321,000, respectively, of which $32,000, $65,000, and $65,000 pertained to the B&L lease.

        The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2002 are as follows:

Years Ending June 30,	Amount
2003	$272,000
2004	223,000
2005	230,000
2006	233,000
2007	78,000
Thereafter	—

$1,036,000

11.  Commitments and Contingencies:

        Potential Claims—In the fiscal year ending June 30, 2000, the Company restated previously issued financial statements. In October 2001, a former shareholder of the Company commenced a putative class action lawsuit against Sport-Haley, Inc. and three of its officers and directors (the "Defendants"). The Defendants believe the lawsuit is without merit and have filed a motion to dismiss, which is pending before the court. Based upon information that is currently available, the Company's management cannot reasonably estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class, if the action is certified by the court as a class action and the lawsuit were to be determined in favor of the Plaintiffs.

        In December 2001, the staff of the United States Securities and Exchange Commission (the "Commission") advised the Company and its Chairman and former Chief Executive Officer, Robert G. Tomlinson ("Mr. Tomlinson"), that the staff plans to recommend to the Commission that an enforcement action should be taken against the Company and Mr. Tomlinson to obtain an injunction prohibiting future violations of certain provisions of the securities laws and possibly other relief. If the staff recommends that the Commission initiate an enforcement action, it is not known whether the Commission will accept the staff's recommendation. Should the Commission bring such an action, the Company and Mr. Tomlinson intend to vigorously contest it. Based upon the information that is currently available, management does not believe the impact, if any, of such an enforcement action would have a material adverse effect upon the Company's financial position.

        Touring Professionals—In conjunction with a marketing agreement with a golf touring professional, the Company agreed to issue the individual 10,000 stock options with an exercise price of $3.00 for each tour victory he achieved prior to December 31, 2001. Pursuant to these terms, 10,000 options were issued to the professional in fiscal year 2001. The Company has similar arrangements with other touring professionals who have not earned any options as of June 30, 2002.

        Employment Agreements—The Company maintains several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. Employment and non-compete agreements provide for minimum salary levels totaling $950,000 per year excluding discretionary bonuses and severance payments upon termination of employment without cause.

        Ben Hogan Licensing Agreement—In May 2001, the Company entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") for the rights to market a line of men's premium golf apparel under the Ben Hogan® brand name. In July 2002, the Company and Spalding agreed to amend the licensing agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original licensing agreement had previously granted the Company the right to market Ben Hogan® apparel within the United States. The Company paid Spalding $50,000 in cash and an additional $50,000 in finished goods (at a cost to the Company of approximately $29,000) for the rights to market Ben Hogan® apparel for a five year period ending December 31, 2006. Additionally, the Company pays an 8% royalty to Spalding on sales of the Ben Hogan® apparel.

12.  Shareholders' Equity:

        Repurchase of Common Stock—As of June 30, 2002, the Company's Board of Directors had authorized the repurchase of up to 2,520,000 shares of the Company's issued and outstanding common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to purchase all or any portion of the shares. All shares purchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock. Through June 30, 2002, the Company repurchased a total of 2,226,400 shares of its common stock at a cost of approximately $12,436,000.

        Preferred Stock—The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2002, the Company had no preferred stock issued or outstanding.

        Common Stock Options—In March 1993, the Company adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock for issuance pursuant to the Plan. Since its adoption, as a result of various actions, the number of shares reserved for issuance under the Plan has increased to 2,150,000 shares. Under the Plan, the Company may grant to employees, directors and consultants of the Company and any subsidiary thereof options to purchase common stock. Generally, the options vest over three years, are granted at fair market value on the date of grant, expire 10 years from that date, are non-transferable and cannot be exercised for a period of one year from the date granted. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determines the optionee, number of options granted and exercise periods. Options granted in conjunction with Board approved increases in the number of shares reserved for issuance under the Plan, increases for which shareholder approval was not obtained, are granted as non-qualified options.

        In July 2001, the Compensation Committee granted to certain employees, directors and a consultant the options to cumulatively purchase 226,000 shares of the Company's stock with an exercise price of $3.00 per share. In August 2001, the Compensation Committee granted an officer the options to purchase 25,000 shares of the Company's stock with an exercise price of $3.00 per share. In February 2002, the Compensation Committee granted certain employees and directors the options to cumulatively purchase 304,000 shares of the Company's stock with an exercise price of $3.60 per share.

        At June 30, 2002, the Company had outstanding options to purchase 978,958 shares of common stock at prices ranging from $2.50 to $9.78 with expiration dates between fiscal 2003 and fiscal 2012. No options were exercised in fiscal 2002.

        The activity under the Company's Plan is set forth below:

	Employee Options Outstanding
	Number of Options	Range Per Share	Weighted Average Exercise Price Per Share
Balances, July 1, 1999	242,001	$8.50 - 10.63	$8.73
Options granted	166,000	3.00	3.00
Options canceled	(7,500)	8.63	8.63

Balances, June 30, 2000	400,501	3.00 - 10.63	$6.36
Options granted	25,000	3.00	3.00
Options canceled	(53,000)	3.00 - 9.25	6.42

Balances, June 30, 2001	372,501	3.00 - 10.63	$6.13
Options granted	398,000	3.00 - 3.60	3.35
Options canceled	(101,000)	3.00 - 8.63	7.77

Balances, June 30, 2002	669,501	$3.00 - 10.63	$4.22

        Employee options vest as follows:

	Number of Options	Weighted Average Exercise Price
Vested as of June 30, 2002	224,835	$6.05
Vesting during the year ending June 30, 2003	183,332	3.24
Vesting during the year ending June 30, 2004	139,002	3.32
Vesting during the year ending June 30, 2005	122,332	3.36

	669,501	$4.22

	Outside Directors and Non-Employee Options Outstanding
	Number of Options	Range Per Share	Weighted Average Exercise Price Per Share
Balances, July 1, 1999	160,213	$2.50 - 9.78	$7.52
Options exercised	(12,833)	2.50	2.50

Balances, June 30, 2000	147,380	2.50 - 9.78	7.95
Options granted	10,000	3.00	3.00

Balances, June 30, 2001	157,380	2.50 - 9.78	7.64
Options granted	157,000	3.00 - 3.60	3.29
Options canceled	(4,923)	7.75	7.75

Balances, June 30, 2002	309,457	$2.50 - 9.78	$5.43

        Non-employee options vest as follows:

	Number of Options	Weighted Average Exercise Price
Vested as of June 30, 2002	145,790	$7.85
Vesting during the year ending June 30, 2003	55,664	3.27
Vesting during the year ending June 30, 2004	55,672	3.27
Vesting during the year ending June 30, 2005	52,331	3.29

	309,457	$5.43

        Included in the Company's net income (loss) for the year ended June 30, 2001 and 2000, are charges of approximately $20,000 and $26,000, respectively, which are a result of applying the SFAS 123, "Accounting for Stock-Based Compensation," to non-employees. In 2002, there was no SFAS 123 stock option expense. In accordance with a new accounting pronouncement, $574,000 of previously recognized SFAS 123 expense was reversed in fiscal 2000 as a cumulative effect of change in accounting principle, as a result of accounting for stock options issued to outside directors under APB 25, instead of SFAS 123.

        The weighted average fair values of options granted during fiscal 2002, 2001, and 2000 were $1.07, $1.69, and $2.71, per share, respectively for those options issued with an exercise price equal to the stock price. There were 304,000 options that were issued in fiscal 2002 at approximately 80% of market price and the weighted average fair value was $1.71 for the options. All other options were granted at an exercise price that approximated the market price on the date of grant.

        Since its fiscal year 1997, the Company has followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company. The Company follows APB 25 for all issuances of stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. During fiscal 2002, the Company recognized $62,000 of compensation expense related to issuance of options to its employees. No compensation cost has been recognized for stock options granted to employees under the Plan for the years ended June 30, 2001 and 2000.

        Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income (loss) — as reported	$(973,000)	$(766,000)	$1,015,000
Net income (loss) — pro forma	(1,143,000)	(869,000)	731,000
Earnings (loss) per share — as reported:
Basic and Diluted	$(0.33)	$(0.23)	$0.27
Earnings (loss) per share — pro forma:
Basic and Diluted	$(0.39)	$(0.26)	$0.19

        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest	3.5%-4.4%	3.5%-6.5%	5.5%-6.5%
Expected life	3 years	5-10 years	10 years
Expected volatility	46.1%	32%-54.5%	32%-42%
Expected dividend	—	—	—

        The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

        If not exercised earlier, options outstanding as of June 30, 2002 will expire as follows:

	Employees			Non-Employees
	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
2003	99,501	$8.78	$8.63-10.63	1,760	$2.50	$2.50
2004	20,000	8.50	8.50	12,250	2.50	2.50
2005	—	—	—	16,947	7.75	7.75
2006	—	—	—	10,000	9.25	9.25
2007	—	—	—	85,000	8.50	6.50-8.63
2008	—	—	—	7,500	8.63	8.63
2009	—	—	—	9,000	9.78	9.78
2010	133,000	3.00	3.00	—	—	—
2011	25,000	3.00	3.00	10,000	3.00	3.00
2012	392,000	$3.34	$3.00-3.60	157,000	$3.29	$3.00-3.60

13.  Net Income (Loss) Per Share:

        In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. The only items offsetting the denominator were the effects of stock options, which increased the basic weighted average shares by 29,000 in 2000. These additional dilutive securities had no material effect on 2000 earnings per share.

        In 2002 and 2001, due to the Company's net losses, all options, amounting to 978,958 and 529,881, respectively, were antidilutive and excluded from the earnings (loss) per share calculation.

        Options to purchase 547,881 shares of common stock were outstanding at June 30, 2000. Of that total, 166,000 options had a dilutive effect on the 2000 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 29,000 incremental shares determined using the treasury stock method. The remaining 381,881 options had an antidilutive effect and were therefore excluded from the calculation of diluted EPS.

14.  Retirement Plan:

        In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) plan is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and through matching contributions by the Company of $0.25 on the dollar for employee contributions on the first 5% of employee annual compensation. For the years ended June 30, 2002, 2001, and 2000, the Company contributed $19,000, $11,000, and $15,000, respectively, to the 401(k) Plan on behalf of Company employees.

Schedule II

Sport-Haley, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Revenues, Costs Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
June 30,
2000	$87,000	$199,000	$—	$(224,000	)(1)	$62,000
2001	$62,000	$65,000	$—	$(47,000	)(1)	$80,000
2002	$80,000	$183,000	$—	$(187,000	)(1)	$76,000
Allowance for Sales Returns
June 30,
2000	$96,000	$670,000	$—	$(698,000	)(2)	$68,000
2001	$68,000	$1,115,000	$—	$(1,089,000	)(2)	$94,000
2002	$94,000	$1,127,000	$—	$(1,041,000	)(2)	$180,000

(1)
Write-off of uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2)
Actual sales returns.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
SPORT-HALEY, INC. CONSOLIDATED BALANCE SHEETS
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SPORT-HALEY, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SPORT-HALEY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Sport-Haley, Inc. Valuation and Qualifying Accounts