Form 10-Q
period 2002-09-30
SPORT HALEY INC
filed 2002-11-14
CIK 892653

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 1-12888

SPORT-HALEY, INC.
(Exact name of small business issuer as specified in its charter)

COLORADO	84-1111669
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 E. 48th Avenue, Denver, Colorado 80216
(Address of principal executive offices)

(303) 320-8800
(Issuer's telephone number including area code)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2002
Common Stock, no par value	2,660,485

SPORT-HALEY, INC.

BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$7,153,000	$8,428,000
Marketable securities	1,409,000	1,099,000
Accounts receivable, net of allowances of $242,000 and $256,000, respectively	3,295,000	4,135,000
Inventories	7,677,000	6,704,000
Other current assets	653,000	702,000
Taxes receivable	1,156,000	1,071,000
Deferred taxes	355,000	380,000

Total current assets	21,698,000	22,519,000
Property and equipment, net	717,000	787,000
Deferred taxes	217,000	197,000
Other assets	22,000	22,000

	$22,654,000	$23,525,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$556,000	$1,129,000
Accrued commissions and other expenses	499,000	624,000

Total current liabilities	1,055,000	1,753,000

Shareholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,730,985 shares issued and outstanding	10,919,000	10,919,000
Additional paid-in capital	1,309,000	1,309,000
Retained earnings	9,371,000	9,544,000

Total shareholders' equity	21,599,000	21,772,000

	$22,654,000	$23,525,000

*** Taken from the audited balance sheet at that date.

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net sales	$3,781,000	$3,975,000
Cost of goods sold	2,303,000	2,730,000

Gross profit	1,478,000	1,245,000
Selling, general and administrative expense	1,790,000	1,517,000

Loss from operations	(312,000)	(272,000)
Other income, net	43,000	102,000

Loss before income taxes	(269,000)	(170,000)
Benefit from (provision for) income taxes	96,000	27,000

Net income (loss)	$(173,000)	$(143,000)

Basic and diluted loss per common share	$(0.06)	$(0.04)

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(173,000)	$(143,000)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	90,000	138,000
Deferred taxes and other	4,000	16,000
Allowance for doubtful accounts	55,000	30,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	785,000	1,549,000
Inventory	(973,000)	690,000
Other assets	69,000	(34,000)
Taxes receivable	(85,000)	23,000
Accounts payable	(573,000)	(223,000)
Accrued commissions and other expenses	(125,000)	(94,000)

Net cash provided (used) by operating activities	(926,000)	1,952,000

Cash flows from investing activities:
Redemptions of held to maturity investments	—	500,000
Purchases of held to maturity investments	(329,000)	(961,000)
Sale of fixed assets	—	89
Purchase of fixed assets	(20,000)	(8,000)

Net cash used by investing activities	(349,000)	(380,000)

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Repurchase of common stock	$—	$—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(1,275,000)	1,572,000
Cash and cash equivalents, beginning	8,428,000	4,413,000

Cash and cash equivalents, ending	$7,153,000	$5,985,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$61,000	$—

Interest	$9,000	$—

Cash received during the period for:
Income taxes	$81,000	$19,000

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 CONDENSED FINANCIAL STATEMENTS

        The financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of American have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited consolidated financial statements dated June 30, 2002, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

        The management of the Company believes that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles in the United States of America, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

        The consolidated quarterly unaudited and annual audited financial statements for the fiscal year ended June 30, 2002 included the accounts of Sport-Haley, Inc. and its former wholly-owned subsidiary, B&L Sportswear, Inc. (the "Subsidiary"). All significant inter-company accounts and transactions were eliminated from those consolidated financial statements. The Subsidiary ceased business operations in August 2001 and was liquidated in May 2002.

NOTE 2 INVENTORIES

	September 30, 2002	June 30, 2002
Inventories consisted of the following:
Component	$410,000	$455,000
Finished goods	7,267,000	6,249,000

	$7,677,000	$6,704,000

NOTE 3 REPURCHASE OF COMMON STOCK

        As of September 30, 2002, the Company's Board of Directors had authorized the repurchase of up to 2,520,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

        From the inception of the repurchase plan through September 30, 2002, the Company had repurchased a total of 2,226,400 shares of its common stock at a cumulative cost of approximately $12,436,000.

        Since September 30, 2002, the Company has repurchased 70,500 shares of its common stock at a cumulative cost of approximately $245,000.

NOTE 4 COMMON STOCK OPTIONS

        The Company previously adopted a Stock Option Plan (the "Plan"), under which 2,150,000 shares are reserved for issuance. As of September 30, 2002, the remaining number of shares of common stock available for award grants (including incentive stock options) under the Plan was 308,679.

        At September 30, 2002, the Company had outstanding options equal to 978,958 shares of common stock at exercise prices ranging from $2.50 to $9.78 per share and expiration dates between November 2002 and February 2012.

NOTE 5 COMMITMENTS AND CONTINGENCIES

        At September 30, 2002, the Company had approximately $1,614,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 6 EARNINGS PER SHARE

        The Company adopted the provisions of Statements of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) effective with the year ended June 30, 1998. SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share:

	Three Months ended September 30, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share
Earnings (Loss) Per Common Share
Basic loss per share	$(173,000)	2,730,985	$(0.06)
Effect of dilutive securities options	—	—	—

Diluted earnings (loss) per share	$(173,000)	2,730,985	$(0.06)

	Three Months ended September 30, 2001
	Net Income (Loss)	Weighted Average Shares	Per Share
Earnings (Loss) Per Common Share
Basic loss per share	$(143,000)	3,272,985	$(0.04)
Effect of dilutive securities options and warrants	—	—	—

Diluted earnings (loss) per share	$(143,000)	3,272,985	$(0.04)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Company's Notes to the Consolidated Financial Statements included in its Report on 10-K for the year ended June 30, 2002, which was filed on September 27, 2002. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

        The valuation of inventories involves complex judgments on the part of management. Excess finished goods inventories are a natural component of a seasonal apparel business. Management continually evaluates and balances the levels of current seasons' inventories to meet market demands based upon sales projections, current bookings for future delivery and at-once business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. The Company markets previous seasons' finished goods inventories at reduced wholesale prices. However, economic conditions and other factors may depress sales prices for previous seasons' finished goods inventories to less than historical costs. The Company's management has significantly improved controls with respect to the amount of finished goods inventories that are anticipated to remain at the end of each selling season. While management believes that the Company's processes produce a fair valuation of inventories, detrimental changes in general economic conditions or in the golf apparel industry could materially affect valuation of the Company's inventories.

        Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's significant deferred tax assets are related to net operating loss carryforwards for state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. The Company has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. Management periodically reviews and adjusts those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon the future operating results of the Company, actual recoverability of deferred tax assets may differ materially from management's estimates.

        The Company's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company's processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

        The Company records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company's selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the Company's allowance for sales returns. Significant changes in general economic or industry conditions may require the Company to adjust its allowance for sales returns.

FINANCIAL CONDITION

        The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company's working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at September 30, 2002 was approximately $20,643,000 and was approximately $20,766,000 at June 30, 2002.

        Cash and cash equivalents plus marketable securities decreased since June 30, 2002 by approximately $965,000. Net accounts receivable decreased by approximately $840,000 to $3,295,000 at September 30, 2002, from approximately $4,135,000 at June 30, 2002. Because the Company's net sales for the first (September 30) fiscal quarter are usually less than its net sales for its fourth (June 30) fiscal quarter, net accounts receivable usually decrease during its first fiscal quarter. Due to the combination of many factors, during the fiscal quarter ended September 30, 2002, operating activities used cash of approximately $926,000.

        Since June 30, 2002, inventories increased by approximately $973,000 to $7,677,000 at September 30, 2002, from $6,704,000 at June 30, 2002. A significant portion of the increase in inventories was attributable to an increase in Ben Hogan® finished goods inventories necessary to support the increasing sales of Ben Hogan® apparel collections. The Company's continued reliance on foreign suppliers sustains the risk that the Company's revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company's predominant reliance upon foreign suppliers also sustains the risk that the Company could be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

        For the three months ended September 30, 2002, the Company spent approximately $20,000 for the purchase of property and equipment, and approximately $90,000 in depreciation and amortization was charged to current operations. During the same three-month period, investing activities used cash of approximately $349,000, primarily due to the purchases of held-to-maturity federally insured marketable securities.

        Accounts payable and accrued expenses decreased by approximately $698,000 since June 30, 2002. The net decrease in current liabilities was primarily related to decreases in trade accounts payable and in sales commissions payable. The Company's trade accounts payable are generally lower at the end of its first fiscal quarter, when compared with the previous June 30 trade accounts payable balance each year. The decrease in sales commissions payable is consistent with the lower comparative sales volumes typically recorded during the Company's first fiscal quarter as compared with its fourth fiscal quarter.

        Total shareholders' equity decreased by approximately $173,000 for the fiscal quarter. The decrease was entirely the result of the net loss for the same period. Book value per share decreased by approximately $0.06 to $7.91 per share at September 30, 2002 as compared with $7.97 per share at June 30, 2002.

RECENT DEVELOPMENTS

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

        The Defendants believe that the action is without merit and intend to continue their vigorous defense of the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. The Defendants' motion to dismiss is still pending before the court. Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class if the action were certified by the court as a class action and if the lawsuit were determined in favor of the Plaintiffs.

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

        As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by Sport-Haley's former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. No legal action has been filed by Sport-Haley or its former auditors that asserts any of these claims. As of September 30, 2002, Sport-Haley had incurred approximately $517,000 in cumulative expenses related to the restatements of its financial statements and material quarterly information noted above.

        Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of Sport-Haley.

RESULTS OF OPERATIONS

        The Company's business is seasonal in nature, with disproportionately higher sales occurring from January through June, which are the Company's third and fourth quarters of each fiscal years.

        Net sales for the first fiscal quarter ended September 30, 2002, were approximately $3,781,000, a decrease of approximately $194,000, or 5%, from net sales of $3,975,000 for the same quarter in the prior fiscal year. The decrease in net sales is indicative of the continued softness of the United States economy. Trends in the golf apparel business closely follow trends in the travel and leisure sector of the economy. Because the soft economy continued to negatively affect the travel and leisure economic sector during the three months ended September 30, 2002, the Company's sales were similarly negatively impacted. The Company continues to concentrate its efforts on increasing sales and creating new markets for both its HALEY® and Ben Hogan® products. Ben Hogan® apparel accounted for approximately $637,000 of the Company's net sales for the fiscal quarter ended September 30, 2002. Based upon current levels of bookings for future shipments, management expects the Company's sales trend to improve within the current fiscal year.

        The Company's gross profit, as a percentage of net sales, was 39% for the quarter ended September 30, 2002, and 31% for the same quarter in the prior fiscal year. The increase in gross profit percentage is reflective of management's successful efforts to source its finished apparel at competitive prices from foreign suppliers and to minimize closeout inventories that must be marketed at reduced selling prices.

        Selling, general and administrative expenses increased by approximately $273,000, or 18%, to approximately $1,790,000 for the fiscal quarter ended September 30, 2002, from $1,517,000 for the same quarter in the prior fiscal year. The increase was attributable to selling, general and administrative expenses with respect to Ben Hogan® apparel. Management continually refines the Company's business operations to operate as efficiently as possible while attempting to expand its sales growth opportunities. Selling, general and administrative expenditures were approximately 47% and 38% of net sales for the quarters ended September 30, 2002 and 2001, respectively.

        Other income, net, decreased by approximately $59,000, or 58%, to $43,000 for the quarter ended September 30, 2002, from approximately $102,000 for the same quarter in the prior fiscal year. The decrease was primarily attributable to decreases between the two fiscal periods in rates of interest earned on cash equivalents and federally insured marketable securities.

        Loss before provision for income taxes was approximately ($269,000), a change of ($99,000) or (58%), as compared with ($170,000) for the same quarter in the prior fiscal year.

        The Company's effective tax rates for the fiscal quarters ended September 30, 2002 and 2001 were (36%) and (16%), respectively. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

        For the fiscal quarter ended September 30, 2002, net income (loss) decreased by approximately $30,000 or 21% when compared to the same three-month period in the prior fiscal year. The decrease was primarily the result of the decrease in net sales and lower interest income earned on cash equivalents and federally insured marketable securities.

        Both the basic and diluted loss per share were ($0.06) for the quarter ended September 30, 2002. This compares to basic and diluted loss per share of ($0.04) for the same quarter in the prior fiscal year.

SPORT-HALEY, INC.
ITEM 4 CONTOLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)
Changes in Internal Controls

        There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

SPORT-HALEY, INC.
PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS—SEE "RECENT DEVELOPMENTS" IN PART I, ITEM 2

ITEM 5 OTHER INFORMATION

        On September 23, 2002, the Board of Directors approved certain increases in the compensation paid to non-employee members of the Company's Board of Directors and Audit Committee. Effective July 1, 2002, each non-employee member of the Board shall receive $6,000 per year for attending up to four meetings and $1,000 for each Board meeting attended per year in excess of four meetings. In addition to the above compensation, the Chairman of the Audit Committed shall receive $6,000 per year and each other non-employee Audit Committee member shall receive $4,000 per year for attending up to four Audit Committee meetings. All Audit Committee members shall receive $1,000 for each Audit Committee meeting attended per year in excess of four meetings. The Audit Committee appointed Mark J. Stevenson as the Chairman of the Audit Committee.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS—Exhibit 99.1—Certification Pursuant to18 U.S.C. § 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (B)
  REPORTS ON FORM 8-K—NONE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC. (Registrant)
Date: November 14, 2002	By:	/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson Chief Executive Officer
Date: November 14, 2002	By:	/s/ PATRICK W. HURLEY Patrick W. Hurley Chief Financial Officer

CERTIFICATION

I, Kevin M. Tomlinson, Chief Executive Officer of Sport-Haley, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sport-Haley, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson Chief Executive Officer

CERTIFICATION

I, Patrick W. Hurley, Chief Financial Officer of Sport-Haley, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sport-Haley, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ PATRICK W. HURLEY Patrick W. Hurley Chief Financial Officer