Form 10-Q
period 2002-12-31
SPORT HALEY INC
filed 2003-02-12
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file no. 1-12888

SPORT-HALEY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	84-1111669
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 E. 48th Avenue, Denver, Colorado 80216
(Address of principal executive offices)

(303) 320-8800
(Issuer’s telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No   ☐

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2003
Common Stock, no par value	2,660,485

SPORT-HALEY, INC.

BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$5,703,000	$8,428,000
Marketable securities	3,267,000	1,099,000
Accounts receivable, net of allowances of $287,000 and $256,000, respectively	3,264,000	4,135,000
Inventories	8,556,000	6,704,000
Other current assets	787,000	702,000
Taxes receivable	95,000	1,071,000
Deferred taxes	353,000	380,000
Total current assets	22,025,000	22,519,000

Property and equipment, net	839,000	787,000
Deferred taxes	222,000	197,000
Other assets	21,000	22,000

Total Assets	$23,107,000	$23,525,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,317,000	$1,129,000
Accrued commissions and other expenses	426,000	624,000
Total current liabilities	1,743,000	1,753,000

Commitments and Contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,660,485 and 2,730,985 shares issued and outstanding, respectively	10,674,000	10,919,000
Additional paid-in capital	1,309,000	1,309,000
Retained earnings	9,381,000	9,544,000
Total shareholders’ equity	21,364,000	21,772,000

Total Liabilities and Shareholders’ Equity	$23,107,000	$23,525,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,041,000	$3,569,000	$7,822,000	$7,544,000

Cost of goods sold	2,483,000	2,158,000	4,786,000	4,888,000

Gross profit	1,558,000	1,411,000	3,036,000	2,656,000

Selling, general and administrative expense	1,618,000	1,655,000	3,408,000	3,172,000

Loss from operations	(60,000)	(244,000)	(372,000)	(516,000)

Other income, net	62,000	116,000	105,000	218,000

Income (loss) before provision for income taxes	2,000	(128,000)	(267,000)	(298,000)

Benefit from income taxes	8,000	47,000	104,000	74,000

Net income (loss)	$10,000	$(81,000)	$(163,000)	$(224,000)

Basic and diluted earnings (loss) per common share	$0.00	$(0.03)	$(0.06)	$(0.07)

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(163,000)	$(224,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180,000	274,000
Deferred taxes and other	2,000	(38,000)
Allowance for doubtful accounts	99,000	72,000
Gain on sale of fixed assets	(2,000)	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	772,000	2,031,000
Inventories	(1,852,000)	1,259,000
Other assets	(69,000)	(85,000)
Income taxes receivable	976,000	143,000
Accounts payable	188,000	(86,000)
Accrued commissions and other expenses	(198,000)	(124,000)

Net cash provided by (used in) by operating activities	(67,000)	3,222,000

Cash flows from investing activities:
Redemption of held-to-maturity investments	150,000	1,000,000
Purchases of held-to-maturity investments	(2,334,000)	(1,950,000)
Sales of fixed assets	2,000	89,000
Purchase of fixed assets	(231,000)	(27,000)

Net cash used by investing activities	(2,413,000)	(888,000)

See accompanying notes to financial statements.

	Six Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$—	$—
Repurchase of common stock	(245,000)	(1,201,000)

Net cash used by financing activities	(245,000)	(1,201,000)

Net increase (decrease) in cash and cash equivalents	(2,725,000)	1,133,000

Cash and cash equivalents, beginning	8,428,000	4,413,000

Cash and cash equivalents, ending	$5,703,000	$5,546,000

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$—	$145,000

Interest	$9,000	$29,000

Cash received during the period for:
Income taxes	$1,066,000	$323,000

See accompanying notes to financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1                 CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Sport-Haley, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements dated June 30, 2002, included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

The consolidated quarterly unaudited and annual audited financial statements for the fiscal year ended June 30, 2002 included the accounts of Sport-Haley, Inc. and its former wholly-owned subsidiary, B&L Sportswear, Inc. (the “Subsidiary”). All significant inter-company accounts and transactions were eliminated from those consolidated financial statements. The Subsidiary ceased business operations in August 2001 and was liquidated in May 2002.

NOTE 2                 INVENTORIES

	December 31, 2002	June 30, 2002
Inventories consisted of the following:
Component	$560,000	$455,000
Finished goods	7,996,000	6,249,000

	$8,556,000	$6,704,000

NOTE 3                 REPURCHASE OF COMMON STOCK

In October 2002, the Company repurchased 70,500 shares of its common stock at a cumulative cost of approximately $245,000.

As of December 31, 2002, the Company’s Board of Directors had authorized the repurchase of up to 2,520,000 shares of the Company’s issued and outstanding common stock. From the inception of the repurchase plan in December 1994 through December 31, 2002, the Company had repurchased a total of 2,296,900 shares of its common stock at a cumulative cost of approximately $12,682,000.

On February 6, 2003, the Company’s Board of Directors approved an increase of 300,000 shares in the number of shares authorized for repurchase. As of February 6, 2003, the net number of shares authorized for repurchase totaled 523,100.

The Company may repurchase shares from time to time in compliance with applicable Securities and Exchange Commission regulations in open market transactions at prevailing market prices. The Company has no commitment to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

NOTE 4                 COMMON STOCK OPTIONS

As of December 31, 2002, the remaining number of shares of common stock available for award grants (including incentive stock options) under the Company’s common stock option plan was 401,180.

At December 31, 2002, there were outstanding options to purchase 886,457 shares of the Company’s common stock at prices ranging from $2.50 to $9.78, with expiration dates between May 2003 and February 2012.

On January 20, 2003, the Compensation Committee of the board of directors approved the granting to certain officers and directors the options to purchase 400,000 shares of the Company’s common stock at exercise prices of $2.71 per share, pursuant to the Company’s stock option plan, which expires by its terms on February 28, 2003. The options expire ten years after the date of issuance.

NOTE 5                 COMMITMENTS AND CONTINGENCIES

At December 31, 2002, the Company had approximately $2,366,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 6                 EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share
Earnings Per Common Share

Basic earnings per share	$10,000	2,665,474	$0.00

Effect of dilutive securities options	—	43,369	—

Diluted earnings per share	$10,000	2,708,843	$0.00

	Six Months ended December 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(163,000)	2,698,586	$(0.06)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(163,000)	2,698,586	$(0.06)

	Three Months ended December 31, 2001
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(81,000)	2,973,357	$(0.03)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(81,000)	2,973,357	$(0.03)

	Six Months ended December 31, 2001
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(224,000)	3,123,171	$(0.07)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(224,000)	3,123,171	$(0.07)

SPORT-HALEY, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions and growth in the fashion golf apparel market and the general economy, competitive factors, and price pressures in the high-end golf-apparel market; general economic conditions resulting from threats or acts of war or terrorism; risks associated with an increasing percentage of sales relating to licensed apparel, such as the Ben Hogan® collections; inventory risks due to shifts in market and/or price erosion of purchased apparel, raw fabric and trim; cost controls; changes in product mix; loss or reduced manufacturing capacity of significant suppliers; loss or delay of shipments of finished goods from foreign suppliers; and other risks or uncertainties detailed in other Securities and Exchange Commission (“SEC”) filings made by Sport-Haley. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position of Sport-Haley could differ materially from those expressed in, or implied by, such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Company’s Notes to the Consolidated Financial Statements included in its Report on 10-K for the year ended June 30, 2002, which was filed with the SEC on September 27, 2002. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

The valuation of inventories involves complex judgments on the part of management. Excess finished goods inventories are a natural component of a seasonal apparel business. Management continually evaluates and balances the levels of current seasons’ inventories to meet market demands based upon sales projections, current bookings for future delivery and at-once business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. The Company markets previous seasons’ finished goods inventories at reduced wholesale prices. However, economic conditions and other factors may depress sales prices for previous seasons’ finished goods inventories to less than historical costs.

The Company’s management has significantly improved controls with respect to the amount of finished goods inventories that are anticipated to remain at the end of each selling season. While management believes that the Company’s processes produce a fair valuation of inventories, detrimental changes in general economic conditions or in the golf apparel industry could materially affect valuation of the Company’s inventories.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to net operating loss carryforwards for state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. The Company has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. Management periodically reviews and adjusts those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon the future operating results of the Company, actual recoverability of deferred tax assets may differ materially from management’s estimates.

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company’s processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

The Company records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company’s selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the Company’s allowance for sales returns. Significant changes in general economic or industry conditions may require the Company to adjust its allowance for sales returns.

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company’s working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at December 31, 2002 was approximately $20,282,000 and $20,766,000 at June 30, 2002.

Cash and cash equivalents plus marketable securities decreased since June 30, 2002 by approximately $557,000, to $8,970,000 from $9,527,000. Net accounts receivable decreased by approximately $871,000 to $3,264,000 at December 31, 2002 from $4,135,000 at June 30, 2002. Because the Company’s net sales for its second fiscal quarter (December 31) are normally less than net sales for its fourth fiscal quarter (June 30), the Company’s net accounts receivable are historically lower at December 31 when compared with the previous June 30 balance. Due to a combination of several factors, during the six months ended December 31, 2002, the Company’s operating activities used cash of approximately $67,000.

Since June 30, 2002, inventories increased by approximately $1,852,000 to $8,556,000 at December 31, 2002 from $6,704,000 at June 30, 2002. A significant portion of the increase in inventories was attributable to pending deliveries of ocean shipments of finished goods from foreign suppliers. Pending ocean deliveries of finished goods were approximately $1,060,000 at December 31, 2002 and $399,000 at June 30, 2002. The Company’s foreign suppliers generally deliver finished goods with shipping terms of free on board at the shipping location. Therefore, the Company’s reliance on foreign suppliers sustains the risk that the Company’s revenues could be adversely affected if a foreign shipment or shipments were received late or lost. One of the Company’s significant suppliers is located in South Korea. The current political unrest in the Koreas poses a risk that shipments from this supplier could be lost or delayed. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company’s significant reliance on foreign suppliers sustains the risk that the Company may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming or should the foreign supplier fail to deliver finished goods due to a political conflict or other unforeseen circumstances. Also included in the increase in inventories was an increase in Ben Hogan® finished goods inventories necessary to support the increasing sales of Ben Hogan® apparel collections. Ben Hogan® finished goods inventories totaled approximately $1,312,000 at December 31, 2002 and $728,000 at June 30, 2002.

Taxes receivable decreased by approximately $976,000 since June 30, 2002 to $95,000 from $1,071,000. The decrease includes approximately $1,066,000 in federal income tax refunds received during the six months ended December 31, 2002.

For the six months ended December 31, 2002, the Company expended approximately $231,000 for the purchase of property and equipment, and approximately $180,000 in depreciation and amortization was charged to current operations. In December 2002, the Company expended approximately $158,000 for new information systems software that management expects to be fully operational as of July 1, 2003. During the six-month period, investing activities used cash of approximately $2,413,000, primarily due to the purchases and redemptions of held-to-maturity federally insured marketable securities.

Accounts payable and accrued expenses decreased by approximately $10,000 since June 30, 2002, to $1,743,000 from $1,753,000. The decrease was comprised of an increase in trade accounts payable and decreases in accrued sales commissions and other expenses payable.

Total shareholders’ equity decreased by approximately $408,000 for the six-month period. The decrease was attributable to repurchases of common stock combined with the loss for the same period. Book value per share at December 31, 2002 was approximately $8.03 per share, an increase of $0.06 per share as compared with $7.97 at June 30, 2002.

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, with disproportionately higher sales occurring from January through June, which are the Company’s third and fourth quarters of each fiscal year.

Net sales for the fiscal quarter and six months ended December 31, 2002, were approximately $4,041,000 and $7,822,000, respectively, increases of approximately $472,000 or 13%, and $278,000 or 4%, from net sales of approximately $3,569,000 and $7,544,000 for the same periods in the prior fiscal year. Management attributes the increases in net sales to the successful introduction of Ben Hogan® apparel collections into upscale golf apparel markets. Net sales of Ben Hogan® apparel were approximately $1,446,000 and $0 for the six months ended December 31, 2002 and 2001, respectively. The percentage of net sales relating to Ben Hogan® apparel is indicative of the Company’s efforts to increase revenues in accordance with the Spalding Sports Worldwide licensing agreement for such apparel. The increasing relative percentage of sales relating to licensed apparel sustains a risk of loss, should the licensing agreement be terminated by either party. The sluggish USA economy continued to negatively impact the travel and leisure markets within which the Company operates. The soft economic conditions had already negatively impacted the Company’s sales for its first fiscal quarter, and the Company’s sales for its second fiscal quarter were similarly negatively affected by the continued sluggish economy. The Company continues to concentrate its efforts on increasing sales and creating new markets for both its HALEY® and Ben Hogan® products. In an effort to bolster sales, management recently reduced the Company’s sales prices for certain finished apparel items to pass along to customers the Company’s reduced costs associated with duty-free imports of finished apparel from foreign suppliers located in Peru. Based upon bookings as of December 31, 2002 for shipments after that date, management expects the Company’s overall sales trend to continue to improve within the current fiscal year ending June 30, 2003.

The Company’s gross profit, as a percentage of net sales, was approximately 39% and 39% for the quarter and six months ended December 31, 2002, respectively, and 40% and 35% for the same periods in the prior fiscal year. The gross profit percentages are reflective of management’s successful efforts to source its finished apparel at competitive prices from foreign suppliers and to minimize closeout inventories that must be sold at reduced prices.

Selling, general and administrative expenses for the quarter ended December 31, 2002 decreased by approximately $37,000, or 2%, to $1,618,000 from $1,655,000 for the same three-month period in the prior fiscal year. The decrease was primarily attributable to management’s continued efforts to control operating costs. Selling, general and administrative expenses for the six months ended December 31, 2002 increased by approximately $236,000, or 7%, to $3,408,000 from $3,172,000 for the same six-month period in the prior fiscal year. The increase was primarily attributable to selling, general and administrative expenses with respect to Ben Hogan® apparel. The Company is continually refining its business operations in an effort to operate as efficiently as possible in an ever increasingly difficult economic climate. Selling, general and administrative expenditures were approximately 40% and 44% of net sales for the quarter and six months ended December 31, 2002, as compared with 46% and 42% for the same periods in the prior fiscal year.

Other income, net, decreased by approximately $54,000 and $113,000, or 47% and 52%, respectively, to $62,000 and $105,000 for the quarter and six months ended December 31, 2002, from $116,000 and $218,000 for the same periods in the prior fiscal year. The decreases were primarily attributable to differences between the periods in the respective rates of interest earned on cash, cash equivalents and federally insured marketable securities.

Income (loss) before provision for income taxes increased by approximately $130,000, or 102%, to $10,000 for the fiscal quarter ended December 31, 2002, from ($128,000) for the same quarter in the prior fiscal year. Income (loss) before provision for income taxes improved by approximately $31,000, or 10%, to ($267,000) for the six months ended December 31, 2002, from ($298,000) for the same period in the prior fiscal year.

The Company’s effective tax rates for the six months ended December 31, 2002 and 2001 were 39% and 25%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

Net income for the fiscal quarter ended December 31, 2002 was approximately $10,000, an increase of $91,000, or 112%, when compared with the loss of ($81,000) for the same three-month period in the prior fiscal year. The loss for the six months ended December 31, 2002 was approximately ($163,000), an improvement of $61,000, or 27%, when compared with the loss of ($224,000) for the same six-month period in the prior fiscal year. The differences were primarily due the comparative increases in net sales.

Both the basic and diluted earnings (loss) per share were ($0.00) and ($0.06) for the fiscal quarter and six months ended December 31, 2002, respectively. Both the basic and diluted earnings (loss) per share were ($0.03) and ($0.07) for the same periods in prior fiscal year.

SPORT-HALEY, INC.

ITEM 4  CONTOLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the “Defendants”). The action, which seeks unspecified damages, alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by knowingly overstating Sport-Haley’s financial results, thereby causing Sport-Haley’s stock price to be artificially inflated. The complaint further alleges that the individual Defendants are liable by virtue of being controlling persons of Sport-Haley, pursuant to Section 20(a) of the Exchange Act. The allegations arise out of Sport-Haley’s restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998, which Sport-Haley previously reported. The Court appointed a group of investors (the “Plaintiffs”), to act as lead plaintiffs in the action.

The Defendants believe that the action is without merit and intend to continue their vigorous defense of the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. The Defendants’ motion to dismiss is still pending before the court. Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class if the action were certified by the court as a class action and if the lawsuit were determined in favor of the Plaintiffs.

As previously reported, the staff of the United States Securities and Exchange Commission (the “Commission”) advised Sport-Haley and its Chairman and former Chief Executive Officer, Robert G. Tomlinson, that the staff plans to recommend to the Commission that an enforcement action should be taken against Sport-Haley and Mr. Tomlinson to obtain an injunction prohibiting future violations of certain provisions of the securities laws and possibly other relief. The staff’s planned recommendation primarily relates to errors in Sport-Haley’s previously issued financial statements that Sport-Haley previously reported when it restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal year 2000. Sport-Haley and Mr. Tomlinson provided the staff with written submissions setting forth legal and factual reasons why such an action should not be brought. Sport-Haley and Mr. Tomlinson do not know what action, if any, the staff will ultimately recommend to the Commission. If the staff recommends that the Commission initiate an enforcement action, it is not known whether the Commission will accept the staff’s recommendation. Should the Commission bring such an action, Sport-Haley and Mr. Tomlinson intend to vigorously contest it. Based upon the information that is currently available, management does not believe that the impact, if any, of such an enforcement action would have a material adverse effect upon Sport-Haley’s financial position.

As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by Sport-Haley’s former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. No legal action has been filed by Sport-Haley or its former auditors that asserts any of these claims. As of December 31, 2002, the Company had incurred approximately $523,000 in cumulative expenses related to the restatements of its financial statements and material quarterly information noted above.

Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of Sport-Haley.

ITEM 5      OTHER INFORMATION

On October 5 and 7, 2002, the Company repurchased a total of 70,500 shares of its common stock at prices of $3.50 and $3.27 per share, respectively. The shares were repurchased as part of the Company’s previously disclosed repurchase program, which was established in 1994. On February 6, 2003, the Company’s Board of Directors approved an increase of 300,000 in the number of shares authorized for repurchase. As of February 6, 2003, the net number of shares authorized for repurchase totaled 523,100, or approximately 20% of the Company’s issued and outstanding common stock. The Company may repurchase shares from time to time in compliance with applicable Securities and Exchange Commission regulations in open market transactions at prevailing market prices. The Company has no commitment to repurchase all or any portion of the shares authorized for repurchase.

On December 20, 2002, the Company announced that it entered into a contract with a major Microsoft® reseller to purchase a new management information system designed specifically for the fashion industry. The new software will enable the Company to significantly improve its internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventories management. The software will also streamline the Company’s controls with respect to EDI orders received from major customers. Management expects the new software to be fully operational by July 1, 2003.

On January 20, 2003, the Compensation Committee of the board of directors approved the granting of options to purchase 400,000 shares of the Company’s common stock to certain officers and directors at exercise prices of $2.71 per share, pursuant to the Company’s stock option plan. The non-qualified stock options were issued to the following directors and officers of the Company:  James H. Everest (100,000), Ronald J. Norick (100,000), Kevin M. Tomlinson (100,000), Robert G. Tomlinson (75,000) and Mark J. Stevenson (25,000). The options expire ten years after the date of issuance. The Company’s stock option plan expires by its terms on February 28, 2003. Options granted under the plan prior to that date will remain exercisable according to the terms of their issuance.

On January 21, 2003, the Board of Directors approved a reduction from six to five in the number of board members. The board member nominees recommended for reelection at the upcoming shareholder meeting, scheduled for March 27, 2003, are such that, if the nominees are approved, the Board of Directors will be comprised of a majority of independent, outside directors. The reduction of board members was approved by the Board in anticipation of the enactment of new Securities and Exchange Commission or Nasdaq rules which would, when effective, require the Board to have a majority of independent, outside directors.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

10.1 Board of Directors resolutions amending the Sport-Haley, Inc. Amended and Restated 1993 Stock Option Plan

99.1 Certification pursuant to 18 U.S.C. Sub-Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Press Release dated February 10, 2003

(B)	REPORTS ON FORM 8-K - NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	February 12, 2003	/s/ Kevin M. Tomlinson
Kevin M. Tomlinson
Chief Executive Officer

Date:	February 12, 2003	/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer

Exhibit 99.1

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003

/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer