Form 10-Q
period 2003-03-31
SPORT HALEY INC
filed 2003-05-15
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, no par value	2,444,585

SPORT-HALEY, INC.

BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$3,753,000	$8,428,000
Marketable securities	2,508,000	1,099,000
Accounts receivable, net of allowances of $333,000 and $256,000, respectively	4,772,000	4,135,000
Inventories	8,942,000	6,704,000
Other current assets	539,000	702,000
Taxes receivable	112,000	1,071,000
Deferred taxes	351,000	380,000
Total current assets	20,977,000	22,519,000

Property and equipment, net	969,000	787,000
Deferred taxes	247,000	197,000
Other assets	21,000	22,000

Total Assets	$22,214,000	$23,525,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$887,000	$1,129,000
Accrued commissions and other expenses	536,000	624,000
Total current liabilities	1,423,000	1,753,000

Commitments and Contingencies (Note 3)

Shareholders’ equity:

Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,510,685 and 2,730,985 shares issued and outstanding, respectively	10,118,000	10,919,000
Additional paid-in capital	1,371,000	1,309,000
Retained earnings	9,302,000	9,544,000
Total shareholders’ equity	20,791,000	21,772,000

Total Liabilities and Shareholders’ Equity	$22,214,000	$23,525,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,504,000	$4,364,000	$13,326,000	$11,908,000

Cost of goods sold	3,215,000	2,954,000	8,001,000	7,842,000

Gross profit	2,289,000	1,410,000	5,325,000	4,066,000

Selling, general and administrative expense	2,405,000	2,086,000	5,813,000	5,258,000

Loss from operations	(116,000)	(676,000)	(488,000)	(1,192,000)

Other income, net	(4,000)	78,000	101,000	296,000

Income (loss) before provision for income taxes	(120,000)	(598,000)	(387,000)	(896,000)

Benefit from income taxes	41,000	278,000	145,000	352,000

Net income (loss)	$(79,000)	$(320,000)	$(242,000)	$(544,000)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.11)	$(0.09)	$(0.18)

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(242,000)	$(544,000)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	273,000	411,000
Deferred taxes and other	(22,000)	(86,000)
Allowance for doubtful accounts	269,000	193,000
Common stock options	62,000	—
Loss on dispositions of fixed assets	20,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	(905,000)	1,064,000
Inventories	(2,238,000)	421,000
Other assets	150,000	(148,000)
Income taxes receivable	958,000	(88,000)
Accounts payable	(242,000)	(7,000)
Accrued commissions and other expenses	(88,000)	(15,000)

Net cash provided (used) by operating activities	(2,005,000)	1,201,000

Cash flows from investing activities:
Redemption of held-to-maturity investments	1,815,000	2,474,000
Purchases of held-to-maturity investments	(3,210,000)	(2,447,000)
Proceeds from sales of fixed assets	12,000	96,000
Purchases of fixed assets	(486,000)	(57,000)

Net cash provided (used) by investing activities	(1,869,000)	66,000

See accompanying notes to financial statements.

	Nine Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$—	$—
Repurchases of common stock	(801,000)	(1,602,000)

Net cash used by financing activities	(801,000)	(1,602,000)

Net decrease in cash and cash equivalents	(4,675,000)	(335,000)

Cash and cash equivalents, beginning	8,428,000	4,413,000

Cash and cash equivalents, ending	$3,753,000	$4,078,000

Supplemental disclosure of cash flow information:

Cash received during the period for:
Income taxes	$1,066,000	$323,000

Cash paid during the period for:
Income taxes	$—	$145,000

Interest	$9,000	$29,000

See accompanying notes to financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1	CONDENSED FINANCIAL STATEMENTS

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

NOTE 2	INVENTORIES

	March 31, 2003	June 30, 2002
Inventories consisted of the following:
Component	$552,000	$455,000
Finished goods	8,390,000	6,249,000

	$8,942,000	$6,704,000

NOTE 3	COMMITMENTS AND CONTINGENCIES

At March 31, 2003, the Company had outstanding letters of credit of approximately $980,000 that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 4	REPURCHASE OF COMMON STOCK

In accordance with its common stock repurchase plan, the Company may repurchase shares from time to time in compliance with applicable Securities and Exchange Commission regulations in open market transactions at prevailing market prices. The Company has no commitment to repurchase all or any portion of the shares authorized for repurchase. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

In October 2002 and March 2003, the Company repurchased 70,500 and 149,800 shares of its common stock at cumulative costs of approximately $245,000 and $556,000, respectively. In May 2003, the Company repurchased 66,100 shares of its common stock at a cost of approximately $250,000.

Since the inception of the common stock repurchase plan, the Company’s Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company’s issued and outstanding common stock. From the inception of the repurchase plan in December 1994 through May 9, 2003, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000. As of May 9, 2003, the net number of shares authorized for repurchase totaled 307,200.

NOTE 5	COMMON STOCK OPTIONS

On January 20, 2003, the Compensation Committee of the board of directors approved the granting to certain officers and directors the options to purchase 400,000 shares of the Company’s common stock at exercise prices of $2.71 per share, pursuant to the Company’s stock option plan, which expired by its terms on February 28, 2003. The options that were granted in January 2003 expire ten years after the date of issuance.

At March 31, 2003, there were outstanding options to purchase 1,286,457 shares of the Company’s common stock at prices ranging from $2.50 to $9.78, with expiration dates between May 2003 and January 2013. Option agreements issued in accordance with the stock option plan prior to February 28, 2003’ will generally remain in force until the earlier of their exercise, their expiration or the termination of an employment relationship with the Company.

If the Company had accounted for its stock-based compensation plan in accordance with Statements of Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and loss per common share would have been reported as follows:

	Nine Months Ended March 31,
	2003	2002
Net income (loss), as reported	$(242,000)	$(544,000)
Pro forma stock compensation expense, net of tax benefit	117,000	—
Pro forma net income (loss)	$(359,000)	$(544,000)

Loss per common share, basic and diluted
As reported	$(0.09)	$(0.18)
Pro forma stock compensation expense, net of tax benefit	0.04	—
Pro forma	$(0.13)	$(0.18)

NOTE 6	EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(79,000)	2,614,598	$(0.03)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(79,000)	2,614,598	$(0.03)

	Nine Months ended March 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(242,000)	2,670,999	$(0.09)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(242,000)	2,670,999	$(0.09)

	Three Months ended March 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share

Loss Per Common Share

Basic loss per share	$(320,000)	2,768,613	$(0.11)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(320,000)	2,768,613	$(0.11)

	Nine Months ended March 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(544,000)	3,006,710	$(0.18)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(544,000)	3,006,710	$(0.18)

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

Excess finished goods inventories are a natural component of a seasonal apparel business. The valuation of inventories involves complex judgments on the part of management. Management continually evaluates and balances the levels of current seasons’ inventories to meet market demands based upon sales projections, current bookings for future deliveries and at-once business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. The Company markets previous seasons’ finished goods inventories at reduced wholesale prices. However, economic conditions and other factors may depress sales prices for previous seasons’ finished goods inventories to less than historical costs.

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

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company’s processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of the Company’s doubtful accounts that materially differs from management’s estimates.

The Company records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company’s selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions and each year a small percentage of the Company’s customers refuse receipt of merchandise at the time of delivery. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the Company’s allowance for sales returns. Significant changes in general economic or industry conditions may yield sales returns that differ materially from management’s estimates.

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company’s working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Working capital at March 31, 2003 was approximately $19,554,000 and $20,766,000 at June 30, 2002.

Cash and cash equivalents plus marketable securities decreased since June 30, 2002 by approximately $3,266,000, to $6,261,000 from $9,527,000. The decrease in cash and cash equivalents primarily relates to the increase in inventories and the repurchases of common stock which are discussed in further detail below. Net accounts receivable increased by approximately $637,000 to $4,772,000 at March 31, 2003 from $4,135,000 at June 30, 2002. Because the majority of the Company’s net sales for its third fiscal quarter (March 31) occur in the month of March, the Company’s net accounts receivable are historically higher at March 31 when compared with the previous June 30 balance. Due to a combination of these factors, the factors discussed below and others, during the nine months ended March 31, 2003, the Company’s operating activities used cash of approximately $2,005,000.

Since June 30, 2002, inventories increased by approximately $2,238,000 to $8,942,000 at March 31, 2003 from $6,704,000 at June 30, 2002. A primary component in the increase in inventories was an increase in Ben Hogan® finished goods inventories necessary to support the growing sales of Ben Hogan® apparel collections. Ben Hogan® finished goods inventories totaled approximately $2,023,000 at March 31, 2003 and $728,000 at June 30, 2002. Another significant portion of the increase in inventories was attributable to pending deliveries of ocean shipments of finished goods from foreign suppliers. Pending ocean deliveries of finished goods were approximately $662,000 at March 31, 2003 and $399,000 at June 30, 2002. The Company’s foreign suppliers generally deliver finished goods with shipping terms of free on board at the shipping location. Therefore, the Company’s reliance on foreign suppliers sustains the risk that the Company’s revenues could be adversely affected if a foreign shipment or shipments were received late or lost. Some of the Company’s significant suppliers are located in Asia. The spread of the SARS virus throughout portions of Asia and the current political unrest in the Koreas pose risks that shipments from such Asian suppliers could be delayed or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company’s significant reliance on foreign suppliers sustains the risk that the Company may be left with inadequate or unsatisfactory recourse should the finished goods received from a foreign supplier be nonconforming or should a foreign supplier fail to deliver finished goods due to a viral plague, political conflict or other unforeseen circumstances.

Taxes receivable decreased by approximately $959,000 since June 30, 2002 to $112,000 at March 31, 2003, from $1,071,000. The decrease includes approximately $1,066,000 in federal income tax refunds received during the nine months ended March 31, 2003.

For the nine months ended March 31, 2003, the Company expended approximately $486,000 for the purchase of property and equipment, and approximately $273,000 in depreciation and amortization was charged to current operations. In the current fiscal year, the Company has expended approximately $308,000 for new information systems hardware and software that management expects to be fully operational as of July 1, 2003. During the same nine-month period, investing activities used cash of approximately $1,869,000, primarily due to the purchases and redemptions of held-to-maturity federally insured marketable securities and other low-risk short-term investments.

Accounts payable and accrued expenses decreased by approximately $330,000 since June 30, 2002, to $1,423,000 at March 31, 2003, from $1,753,000. The decrease was comprised of an increase in accrued payroll expenses combined with decreases in trade accounts payable, accrued sales commissions and other expenses payable.

Total shareholders’ equity decreased by approximately $981,000 for the nine-month period. The decrease was attributable to a decrease in common stock due to the repurchases, an increase in additional paid-in capital due to the recording of stock options compensation expense and a decrease in retained earnings due to the net loss for the nine-month period. Book value per share at March 31, 2003 was approximately $8.28 per share, an increase of $0.31 per share as compared with $7.97 at June 30, 2002.

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, with disproportionately higher sales occurring from January through June, which are the Company’s third and fourth quarters of each fiscal year.

Net sales for the fiscal quarter and nine months ended March 31, 2003, were approximately $5,504,000 and $13,326,000, respectively, increases of approximately $1,140,000 or 26%, and $1,418,000 or 12%, from net sales of approximately $4,364,000 and $11,908,000 for the same periods in the prior fiscal year. Management attributes the increases in net sales to the continued acceptance of Ben Hogan® apparel collections within upscale golf apparel markets. Net sales of Ben Hogan® apparel were approximately $2,754,000 and $319,000 for the nine months ended March 31, 2003 and 2002, respectively. The overall percentage of net sales relating to Ben Hogan® apparel is indicative of the Company’s efforts to increase revenues associated with the Spalding Sports Worldwide licensing agreement for such apparel. The increasing relative percentage of sales relating to licensed apparel sustains a risk of loss, should the Spalding licensing agreement be terminated by either party. During the nine months ended March 31, 2003, the sluggish USA economy continued to negatively impact the travel and leisure markets within which the Company operates. Relatively soft economic conditions negatively impacted the Company’s sales for its first and second fiscal quarters. While the USA economy appeared to strengthen somewhat during the Company’s third fiscal quarter, the ensuing war with Iraq further impacted the travel and leisure segments of the economy. Because the war with Iraq has detrimentally affected bookings for future deliveries, management has lowered the Company’s sales forecasts for its forthcoming fall selling season. The Company continues to concentrate its efforts on increasing sales and creating new markets for both its HALEY® and Ben Hogan® products. Based upon bookings as of March 31, 2003 for shipments after that date, management expects the Company’s overall sales trend to flatten within the current fiscal year ending June 30, 2003.

The Company’s gross profit, as a percentage of net sales, was approximately 42% and 40% for the quarter and nine months ended March 31, 2003, respectively, and 32% and 34% for the same periods in the prior fiscal year. The gross profit percentages are reflective of management’s successful efforts to source its finished apparel at competitive prices from foreign suppliers and to minimize closeout inventories that must be sold at reduced prices.

Selling, general and administrative expenses for the quarter ended March 31, 2003 increased by approximately $319,000, or 15%, to $2,405,000 from $2,086,000 for the same three-month period in the prior fiscal year. While selling, general and administrative costs increased comparatively for the quarter ended March 31, 2003, they decreased as a percentage of sales for the same comparable period. Selling, general and administrative expenditures were approximately 44% of net sales for the quarter ended March 31, 2003, as compared with 48% for the same period in the prior fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2003 increased by approximately $555,000, or 1%, to $5,813,000 from $5,258,000 for the same nine-month period in the prior fiscal year. A majority of the increase was attributable to selling, general and administrative expenses with respect to Ben Hogan® apparel. Other contributing factors were increases in advertising expenses and bad debt expenses of approximately $140,000 and $75,000, respectively, in the nine-month comparative period. Management continually searches for ways to refine the Company’s business operations in order to operate as efficiently as possible in continually difficult economic conditions.

Other income, net, decreased by approximately $82,000 and $195,000, or 105% and 66%, respectively, to ($4,000) and $101,000 for the quarter and nine months ended March 31, 2003, from $78,000 and $296,000 for the same periods in the prior fiscal year. The decreases were primarily attributable to differences between the periods in the respective rates of interest earned on cash, cash equivalents and federally insured marketable securities.

Income (loss) before provision for income taxes improved by approximately $478,000, or 80%, to ($120,000) for the fiscal quarter ended March 31, 2003, from ($598,000) for the same quarter in the prior fiscal year. Income (loss) before provision for income taxes improved by approximately $509,000, or 57%, to ($387,000) for the nine months ended March 31, 2003, from ($896,000) for the same period in the prior fiscal year.

The Company’s effective tax rates for the nine months ended March 31, 2003 and 2002 were 34% and 37%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

Net income (loss) for the fiscal quarter ended March 31, 2003 was approximately ($79,000), an improvement of $241,000, or 75%, when compared with ($320,000) for the same three-month period in the prior fiscal year. Net income (loss) for the nine months ended March 31, 2003 was approximately ($242,000), an improvement of $302,000, or 56%, when compared with ($544,000) for the same nine-month period in the prior fiscal year. The differences were primarily due the comparative increases in net sales combined with the increases in gross margins.

Both the basic and diluted earnings (loss) per share were ($0.03) and ($0.09) for the fiscal quarter and nine months ended March 31, 2003, respectively. Both the basic and diluted earnings (loss) per share were ($0.11) and ($0.18) for the same periods in prior fiscal year.

SPORT-HALEY, INC.

ITEM 4  CONTROLS AND PROCEDURES

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

The Defendants believe that the action is without merit and intend to continue their vigorous defense of the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. On March 25, 2003, the Court denied the Defendants’ motion to dismiss. No discovery has been conducted in the case to date.  Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class if the action were certified by the court as a class action and if the lawsuit were determined in favor of the Plaintiffs.

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

As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal year ended June 30, 2000. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by Sport-Haley’s former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. No legal action has been filed by Sport-Haley or its former auditors that asserts any of these claims. As of March 31, 2003, the Company had incurred approximately $534,000 in cumulative expenses related to the restatements of its financial statements and material quarterly information noted above.

Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of Sport-Haley.

ITEM 4                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport-Haley, Inc. held its annual meeting of shareholders on March 27, 2003. The following matters were considered and approved by the shareholders:

A.            The following five directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

Robert G. Tomlinson	2,293,722	54,875	2,348,597
Kevin M. Tomlinson	2,294,097	54,500	2,348,597
Mark J. Stevenson	2,294,097	54,500	2,348,597
Ronald J. Norick	2,294,097	54,500	2,348,597
James H. Everest	2,294,097	54,500	2,348,597

B.              To ratify appointment of Hein + Associates LLP as the independent certified public accountants for Sport-Haley, Inc.

Votes For	2,344,727
Votes Against	2,700
Votes Abstaining	1,170
Total Voted	2,348,597

ITEM 5                 OTHER INFORMATION

On March 3 and 4, 2003, the Company repurchased 85,200 and 64,600 shares of its common stock at net prices of $3.70 and $3.73 per share, respectively. On May 6, 2003, the Company repurchased 66,100 shares of its common stock at a net price of $3.75 per share. The shares were repurchased as part of the Company’s previously disclosed repurchase program, which was established in 1994. As of May 9, 2003, the net number of shares authorized for repurchase totaled 307,200, or approximately 13% of the Company’s issued and outstanding common stock as of that date. The Company may repurchase shares from time to time in compliance with applicable Securities and Exchange Commission regulations in open market transactions at prevailing market prices. The Company has no commitment to repurchase all or any portion of the shares authorized for repurchase.

ITEM 6                 EXHIBITS AND REPORTS ON FORM 8-K

(A)           EXHIBITS - NONE

(B)             REPORTS ON FORM 8-K - NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	May 15, 2003	/s/ Kevin M. Tomlinson
Kevin M. Tomlinson
Chief Executive Officer

Date:	May 15, 2003	/s/ Patrick W. Hurley
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

Date:    May 15, 2003

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

Date:    May 15, 2003

/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer