Form 10-K
period 2003-06-30
SPORT HALEY INC
filed 2003-09-29
CIK 892653

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12888

SPORT-HALEY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1111669 (I.R.S. Employer Identification Number)

4600 East 48th Avenue, Denver, Colorado (Address of Principal Executive Offices)	80216-3215 (Zip Code)
Registrant's telephone number, including area code: (303) 320-8800
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, no par value per share

        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of September 15, 2003, the aggregate market value of the 2,444,585 shares of Common Stock (the Registrant's only common equity) held by non-affiliates was approximately $9,778,000 based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market® on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate.

        There were 2,444,585 shares of the Registrant's Common Stock outstanding at the close of business on September 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

PART I

ITEM 1. BUSINESS

General

        Sport-Haley designs, purchases, contracts for the manufacture of, markets and distributes high quality men's and women's fashion golf apparel and outerwear under the HALEY® label and premium men's golf apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative design, quality fabrics, generous fit and classic style, is primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops at country clubs and resorts throughout the United States and internationally. Appeal for the HALEY® brand name is enhanced because golf professional shops generally prefer to sell quality apparel that is not broadly distributed in the retail market. Sport-Haley also markets HALEY® apparel to corporate, collegiate and other markets. Sport-Haley has focused its marketing efforts on expanding brand recognition and appeal for HALEY® apparel by continually improving the styling, sourcing and fabrications of its garments in order to continue to offer its customers high-quality garments at competitive prices. Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. Sport-Haley is currently designing and developing lines of good quality men's and women's golf apparel under the Top-Flite® label. Top-Flite® apparel will be marketed primarily in the lower-price markets, through a network of independent sales representatives and distributors, to golf professional shops and specialty retail stores throughout the United States and internationally. Sport-Haley anticipates introducing the Top-Flite® apparel lines during the second half of its fiscal year ending June 30, 2004 ("fiscal 2004"). Other services offered by Sport-Haley include optional custom embroidering of its apparel with a personalized club, resort or corporate logo, thereby promoting the image of both Sport-Haley and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

Products and Product Design

        During the fiscal year ended June 30, 2003 ("fiscal 2003"), apparel marketed under the distinctive HALEY® label consisted of the following principal lines: men's, women's, Elements (comprised of men's and women's outerwear) and corporate.

        HALEY® apparel is marketed in the premium and mid-price markets. Apparel designed for premium pricing features larger sizing, higher quality materials and more detailed designs and fabrications. The fall collections for all of the HALEY® apparel lines are introduced at a major golf industry tradeshow, generally held in January of each year. Spring collections typically account for approximately 60% of annual sales, with the fall collections accounting for the remaining sales.

        Over the years, Sport-Haley has expanded the number of items available in each of the HALEY® men's and women's apparel lines, offering more extensive selections of styles, colors and fabrics. Each of the HALEY® men's and women's lines for each of the spring and fall selling seasons typically consist of between 150 and 250 separate pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. The HALEY® Elements outerwear line for each of the fall and spring selling seasons typically consists of over 70 pieces of apparel such as rain suits, casual jackets, wind shirts, vests and pants.

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

        The following table presents the suggested retail price ranges for various HALEY® apparel items:

HALEY® Men's Apparel	Suggested Retail Price Range	HALEY® Women's Apparel	Suggested Retail Price Range
Shirts	$29-$85	Tops	$48-$75
Shorts	$60-$75	Shorts	$60-$85
Pants	$80-$150	Pants	$70-$120
Pullovers/Vests	$50-$120	Sweaters	$50-$140
Elements Outerwear	$45-$200	Elements Outerwear	$45-$200

        Ben Hogan® men's apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores. Apparel designed for elite pricing features the finest quality materials, exquisite designs and premium fabrications. The fall collections for the Ben Hogan® lines are introduced at a major golf industry tradeshow, generally held in January of each year. Spring collections typically account for approximately 60% of annual sales, with the fall collections accounting for the remaining sales. The collections of Ben Hogan® men's apparel for each selling season are comprised of over 230 individual pieces of apparel such as tops, bottoms, wind wear, and outerwear.

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

        The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan® Men's Apparel	Suggested Retail Price Range
Shirts	$70-$95
Shorts	$68-$75
Pants	$88-$125
Pullovers/Vests	$78-$95
Outerwear	$72-$225

        In June 2003, Sport-Haley agreed to amend its licensing agreement with The Top-Flite Golf Company ("Top-Flite Golf"), formerly known as Spalding Sports Worldwide, Inc., in order to obtain the right to manufacture and market men's and women's golf apparel bearing the Top-Flite® brand name. While the initial Top-Flite® apparel lines are currently in the development stage, Sport-Haley anticipates the initial lines will be comprised of men's apparel including tops, bottoms, wind wear and outerwear with suggested retail prices ranging from $19 to $59. Sport-Haley anticipates introducing the initial lines of Top-Flite® branded apparel during the second half of fiscal 2004.

        From time to time, Sport-Haley markets specialty lines of apparel. The Fall 2004 lines of HALEY® women's apparel include a line of spa and leisure wear that has received acclaim within certain golf apparel industry publications for its quality, styling and innovation. While sales of the spa and leisure line are expected to make a minimal contribution to total sales, the image of Sport-Haley is enhanced by the positive industry acclaim for the novel ingenuity of such a line of apparel.

        Sport-Haley closely coordinates the designing functions with its sales and production operations. The designing functions for each collection of garments comprise a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques and includes supervising the production of prototype garments. Sport-Haley primarily utilizes in-house designers to develop its apparel collections. Sport-Haley's design staff is responsible for negotiating price and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for shrinkage and colorfastness. Key persons within Sport-Haley's design and production staffs periodically visit international and domestic factories that produce HALEY® and Ben Hogan® apparel in order to assure that quality expectation standards and production schedules are met or exceeded.

        Finished apparel is generally received from the ready-made manufacturers or cutting and sewing vendors at Sport-Haley's warehouse, embroidery and distribution facilities in Denver, Colorado. Some apparel items, primarily shirts and tops, are embroidered with the Haley® or Ben Hogan® sleeve logo. Approximately 80% of men's apparel is custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 30% of women's apparel is similarly embroidered. Sport-Haley maintains an electronic library of over 10,000 custom logos and ten computer-controlled embroidering machines, which cumulatively have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer's specifications, apparel receives a final inspection by quality assurance personnel. Generally, customer orders are packaged and shipped from the Denver, Colorado facility.

Sales and Marketing

        Overview.    Sport-Haley implements marketing strategies designed to enhance its position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the HALEY® and Ben Hogan® brand names to establish, maintain and improve distribution channels. Sport-Haley implements these strategies by: (i) enhancing distribution channels through its networks of independent sales representatives in an effort to add new golf professional shops to its customer base and maximize purchases from existing customers; (ii) securing, utilizing and maintaining distributor arrangements for international sales; (iii) diversifying product lines by developing new styles and designs that are natural variations on its existing apparel designs; and, (iv) intensifying marketing efforts in the premium, mid-priced and corporate markets.

        In the fiscal 2003, sales of HALEY® apparel to domestic and international golf course professional shops, country clubs, resorts and corporate, special event and retail customers accounted for approximately 77% of Sport-Haley's net sales. Sales of Ben Hogan® apparel to elite golf professional shops, upscale resorts and exclusive department stores, corporate, special event and retail customers accounted for approximately 23% of Sport-Haley's net sales. Less than 1% was sold through a retail outlet store in Laughlin, Nevada. No sales of Top-Flite® apparel were made in fiscal 2003. No single customer accounted for 10% or more of net sales.

        Golf Professional Shops, Country Clubs and Resorts.    Domestic sales of HALEY® apparel are solicited primarily through a network of approximately 30 independent sales representatives that sell HALEY® apparel, on a commission basis, mainly to golf professional shops at country clubs and resorts in all of the 50 United States. The independent HALEY® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories. Since January 1997, Sport-Haley has maintained buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from Sport-Haley in accordance with specific promotional programs. The promotional programs accounted for approximately 25% of total gross sales in fiscal 2003. International sales are made through distributors in the United Kingdom, Caribbean Islands, Mexico, Japan, Chile, certain regions of Southeast Asia and the Philippines and to U.S. military bases overseas. Historically, the vast majority of Sport-Haley's sales have been to United States customers. International sales represented less than 2% of net sales in fiscal 2003.

        Domestic sales of Ben Hogan® apparel are solicited primarily through a network of approximately 20 independent sales representatives that sell Ben Hogan® apparel, on a commission basis, to elite golf professional shops, upscale resorts and exclusive department stores in all of the 50 United States. The independent Ben Hogan® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories in the United States. Sport-Haley expects to expand the international sales of Ben Hogan® apparel within the United Kingdom, Mexico and certain of the Caribbean islands by establishing and maintaining distribution agreements with individual distributors in the respective markets.

        Sport-Haley is currently assembling a network of independent sales representatives and distributors to market Top-Flite® apparel to golf professional shops and specialty retail stores throughout the United States.

        Sport-Haley's sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating the networks of independent HALEY®, Ben Hogan® and Top-Flite® sales representatives, providing customer service support and participating in industry tradeshows. Sport-Haley's executives support the sales activities of the independent sales representatives and distributors by assigning specific HALEY® customer service personnel to specific geographic regions, assigning specific service personnel to Ben Hogan® and Top-Flite® apparel customers, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives' order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with Sport-Haley's management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls. Sport-Haley also maintains an internet webpage at "www.sporthaley.com". The Sport-Haley webpage is purely informational at present, providing limited information about HALEY® apparel, and is currently being redeveloped. When fully developed, the website will provide highly comprehensive information about Sport-Haley and the HALEY® products it markets and will provide links to the websites for the Ben Hogan® and Top-Flite® products that it also markets. Similarly, the Ben Hogan® website is also being redeveloped. Limited information regarding Ben Hogan® apparel is currently available on the internet webpage at "www.behogan.com." When completed, the websites will offer limited items for sale to the general public at retail prices.

        Sport-Haley introduces the distinctive HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, Sport-Haley usually books a significant number of customer orders at or following the show. The tradeshow also provides Sport-Haley with direct customer feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of detailed sales forecasts and production schedules.

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

        Sport-Haley periodically advertises the availability of HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. Sport-Haley also expends a portion of its advertising budget to support the sales activities of its networks of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories. In accordance with their licensing agreement with Sport-Haley, the Top-Flite Golf Company also advertises Ben Hogan® apparel in golf trade industry publications and through other golf marketing channels.

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

        Sport-Haley also maintains a program that provides certain customers with distinctive display fixtures dedicated to featuring Ben Hogan® apparel collections. Upon the customer's agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixtures become the property of the customer for a nominal delivery fee. This display fixture program is intended to encourage customers to increase brand appeal for Ben Hogan® apparel by featuring its prominent display within their places of business.

        Corporate Market.    Sport-Haley's management believes that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, allowing quick response to a shifting demand in either market. Sport-Haley has developed several direct corporate accounts, and has historically pursued this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company will also source and supply a specific product or products for special events sponsored by a corporation. HALEY® apparel is currently included, or confirmed to be included, in a variety of catalogs, including catalogs for a few Fortune 500 companies. Sport-Haley does not enter into formal agreements or contracts with these promotional-product companies but does agree that it will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Sport-Haley generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. Because the corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific selling season, Sport-Haley features one collection of garments in its corporate catalog each year. Corporate sales are made periodically throughout the year, and thus corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other HALEY® and Ben Hogan® apparel collections. In the near future, Sport-Haley plans to develop a new network of independent sales representatives to market HALEY®, Ben Hogan® and Top-Flite® apparel directly within corporate markets.

        Factory Outlet and Retail Sales.    Sport-Haley maintained a 2,200 square foot factory outlet store in Laughlin, Nevada. Beginning in June 1996, Sport-Haley utilized this facility to market closeout inventories, discontinued styles and irregular garments at discounted retail prices, as opposed to discounted wholesale prices, enabling Sport-Haley to maximize sales revenue. Sport-Haley also sells a small percentage of its apparel in the retail market through selected upscale department stores. Sport-Haley negotiated an early termination of the lease for the factory outlet store, and the store ceased business operations in January 2003.

        Ben Hogan® and Top-Flite® Licensing Agreement.    In May 2001, Sport-Haley entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") that granted Sport-Haley the rights to market men's premium golf apparel under the Ben Hogan® brand name. In July 2002, Sport-Haley and Spalding agreed to amend the Licensing Agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original Licensing Agreement had previously granted Sport-Haley the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. ("Top-Flite Golf"). In June 2003, the licensing agreement was amended to reflect Spalding's name change to Top-Flite Golf and to grant Sport-Haley an additional license to manufacture and market a full line of golf apparel bearing the Top-Flite® brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway Golf purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® licensing agreement. Sport-Haley does not anticipate that the purchase by Callaway Golf will materially affect Sport-Haley's operations with regard to the Ben Hogan® and Top-Flite® licensing agreement.

Competition

        The fashion golf apparel market, both domestically and internationally, is highly fragmented, and the market leader has a share of only between 10% and 15% of the total market, per the most recent "Darrell Survey" of the golf industry. Sport-Haley currently views Ashworth, Cutter & Buck, Polo, and Fairways and Greens as its most significant competitors in the fashion golf apparel market. In addition to competing with fashion golf apparel manufacturers, Sport-Haley must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike and. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. Many of Sport-Haley's competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Sport-Haley. Because of the intense competition in the golf apparel and leisure wear markets, Sport-Haley cannot be assured of obtaining additional market share or maintaining its current market share; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins and adversely impact Sport-Haley's results of operations.

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

        Purchases of made-to-order finished goods are manufactured by outside suppliers in accordance with HALEY® and Ben Hogan® specifications with regard to quality and custom styling. In fiscal 2003, Sport-Haley purchased approximately 85% of HALEY® and Ben Hogan® apparel as finished goods from a variety of foreign and domestic suppliers. In fiscal 2003, Sport-Haley purchased 40% and 14% of its finished apparel from two separate vendors, respectively. The loss of either of the two significant vendors could cause substantial disruption to Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis.

        With the exception of custom embroidering, which is done at Sport-Haley's facility in Denver, Colorado, most manufacturing activities were undertaken by foreign and domestic "cutting and sewing" vendors. In fiscal 2003, Sport-Haley manufactured approximately 15% of its finished apparel by utilizing a variety of foreign and domestic cutting and sewing vendors. Following the purchase of raw materials, Sport-Haley arranged for shipment of the materials directly to the cutting and sewing vendors. The individual vendors were responsible for cutting and sewing apparel to HALEY® and Ben Hogan® specifications. Sport-Haley purchased from 10% to 16% of its component materials from each of six separate foreign and domestic suppliers in fiscal 2003. Sport-Haley did not execute contractual arrangements other than purchase orders with any of its domestic or foreign cutting and sewing vendors and believes that these services could be obtained from a large number of international and other domestic sources. However, the loss of any of the six significant vendors could cause substantial disruption to Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis.

        Sport-Haley receives sales orders for the HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Sport-Haley must begin to schedule purchases and production in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, Sport-Haley devotes considerable time and efforts to the revision of forecasts of apparel sales by item and style. Sport-Haley's computerized management information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Seasonal Nature of Business

        Fashion apparel sales in golf professional shops tend to be seasonal in nature, with disproportionately higher sales occurring in spring and summer months. Accordingly, Sport-Haley's sales are disproportionately higher from January through June, which are Sport-Haley's third and fourth quarters of each fiscal year, than sales from July to December, which are Sport-Haley's first and second fiscal quarters. Sport-Haley continues to seek to reduce the impact of seasonal revenues by attempting to increase sales in other markets, such as the corporate and international markets.

Management Information Systems and Inventory Management

        Sport-Haley utilizes integrated computer systems to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. The computer systems provide information to all of Sport-Haley's internal departments. The electronic computer system used by Sport-Haley's sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability and allows the sales forces to order against actual inventory availability. The computer systems provide information critical to forecasting such as analyses of sales histories, purchasing histories, and future customer commitments, all of which allow for better management of finished goods inventories.

        Sport-Haley is currently completing the implementation of a new comprehensive computer system designed specifically for the garment industry and tailored exclusively to Sport-Haley's business operations. Implementation of the new system is expected to be completed by the end of calendar year 2003. Once fully operational, the new system will integrate almost all of Sport-Haley's information systems into one common computer system, thereby increasing controls and efficiencies within the daily business operations.

        Sport-Haley maintains a significant amount of finished goods inventories to meet customers' delivery expectations and to support the rapidly increasing sales of Ben Hogan® apparel. Because of such factors as the long lead time between ordering and receiving packaged apparel from foreign vendors, receiving advance orders from and delivery of finished apparel to customers, and the considerable number of individual items that comprise apparel collections within a single selling season, an excess of finished goods inventories remaining at the end of a selling season is common within the golf apparel industry. Excess and previous seasons' finished goods inventory items usually must be marketed at reduced selling prices, which negatively affects gross margins. Sport-Haley utilizes its computer systems to assist management with controlling finished goods inventories by providing information with regard to sales forecasting, initial and reorders of finished apparel and warehouse management. When fully implemented, the new computer system is expected to dramatically increase operating efficiencies by providing better information with regard to sales forecasting, purchasing and inventory management. Sport-Haley maintains reserves for inventory write-downs due to obsolescence in the ordinary course of business. However, if excess and obsolete inventories become significant, the corresponding increase in reserves for inventory write-downs could negatively affect financial performance.

Order Placement and Backlog

        Advance sales orders for the fall selling season are typically received by the first of June each year. Similarly, advance sales orders for the spring selling season are typically received by the first of December each year.

        Generally, Sport-Haley ships partial orders if they are at least 85% complete. Orders may be changed or canceled up to 30 days prior to the scheduled shipping date of the order. Generally, Sport-Haley does not sell its apparel on consignment and generally does not accept returns of purchased apparel, other than apparel that is defective or damaged or which is shipped to the customer after their specified delivery date. However, Sport-Haley's sales returns with respect to refused shipments have increased substantially within the last year. Sales returns were approximately 5% of net sales in fiscal 2003, approximately 6% of net sales in fiscal 2002 and approximately 5% of sales in fiscal 2001. Historically, the backlog of orders has not materially impacted Sport-Haley's sales with respect to cancellations and rejections of back orders.

        Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor's ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of Sport-Haley's backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Sport-Haley's backlog of unfilled customer orders was approximately $200,000 as of June 30, 2003, which compares to approximately $300,000 in back orders as of June 30, 2002. Sport-Haley expects to fill the majority of the June 30, 2003 back orders within the first few months of fiscal 2004.

Payment Terms

        Generally, Sport-Haley's sales to customers are collectible within 30 days of the sale. However, on a limited basis, Sport-Haley may offer discounted or extended payment terms of up to 90 days. On rare occasions, payment terms may be extended on specific sales to as much as 180 days.

Trademarks

        Sport-Haley markets men's and women's fashion golf apparel under the HALEY® label. Sport-Haley has registered the HALEY® trademarks with the United States Patent and Trademark Office. Sport-Haley has also registered its trademarks in a number of international jurisdictions.

        Sport-Haley also markets men's fashion golf apparel under the Ben Hogan® label. Top-Flite Golf has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Top-Flite Golf is licensed, through an affiliate, to use the Ben Hogan® trademark outside of the United States. Sport-Haley is licensed by Top-Flite Golf to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of their licensing agreement, as amended.

        Sport-Haley expects to begin marketing men's and women's golf apparel under the Top-Flite® label in approximately January 2004. Top-Flite Golf has registered the Top-Flite® trademark with the United States Patent and Trademark Office. Sport-Haley is licensed by Top-Flite Golf to use the Top-Flite® trademark in the United States, and its territories and possessions, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands.

Employees

        At June 30, 2003, Sport-Haley had 71 full-time employees and one part-time employee, including 32 full-time and one part-time executive and administrative employees, 5 full-time marketing and corporate sales employees, and 34 full-time personnel in inspection, packaging, embroidering and distribution operations.

        In January 2003, Sport-Haley closed the factory outlet store it previously operated in Laughlin, Nevada. Since that date, the factory outlet store ceased operations and no longer employed any persons.

ITEM 2. PROPERTIES

        Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado. Prior to negotiating an extension of the lease in September 2001, Sport-Haley leased approximately 82,500 square feet of floor space at the Denver location. In conjunction with the lease extension, Sport-Haley negotiated a reduction in the floor space leased at the Denver location. As of October 2001, Sport-Haley leases approximately 66,640 square feet of the available 82,500 square feet of floor space. The Denver facilities were leased at an annual base rent of approximately $223,000 in fiscal 2003. Sport-Haley is obligated to pay its proportionate share of taxes, insurance and maintenance expenses for the leased space.

        Sport-Haley leased approximately 2,200 square feet of retail space for a retail factory outlet store in Laughlin, Nevada. Sport-Haley was obligated to pay its proportionate share of taxes, insurance and maintenance expenses for the leased space. Sport-Haley negotiated an early termination of the lease, and the retail factory outlet store ceased business operations in January 2003. The Laughlin, Nevada store was leased at a cost of approximately $41,000 in fiscal 2003.

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

        The Defendants believe that the action is without merit and intend to vigorously defend the lawsuit. As previously reported, in December 2001, the Defendants filed a motion to dismiss the action. In February 2002, the Plaintiffs filed their first amended complaint, alleging the same claims. The Defendants moved to dismiss the first amended complaint in February 2002. In March 2003, the Court denied the Defendants' motion to dismiss. Subsequently, the Plaintiffs and the Defendants have conducted limited discovery. The Plaintiffs have moved to have the case certified as a class action. The Defendants are not yet required to respond to the motion, which is still pending. Based upon information that is currently available, management is not able to estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class if the action were to be certified by the court as a class action and if the lawsuit were to be determined in favor of the Plaintiffs.

        On September 26, 2003, the United States Securities and Exchange Commission (the "Commission") filed suit in the United States District Court for the District of Colorado against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the "Defendants"). The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-Haley's fiscal years 2000, 1999 and 1998. The complaint alleges that Sport-Haley violated §17(a) of the Securities Act of 1933 (the "Securities Act"), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and various other rules promulgated thereunder. The complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted Sport-Haley's violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission's suit primarily relates to errors in Sport-Haley's previously issued financial statements that Sport-Haley previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. As of September 29, 2003, none of the Defendants have been served with the Complaint, and thus have not been required to answer the allegations of the Complaint. The Defendants intend to vigorously defend the Commission's allegations, which the Defendants believe are without merit. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that Sport-Haley will incur defending the Commission's allegations. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that Sport-Haley might be required to pay could negatively impact Sport-Haley's financial position and the results of its operations.

        As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by Sport-Haley's former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither Sport-Haley nor its former auditors have yet filed any legal action to assert any of these claims. As of June 30, 2003, Sport-Haley had cumulatively incurred approximately $616,000 in expenses related to the restatements of its financial statements and material quarterly information, the investigation by the Commission and the class action lawsuit noted above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Sport-Haley's Common Stock is quoted on the Nasdaq National Market® under the trading symbol "SPOR." The following table sets forth the range of high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market®, from July 1, 2000 through June 30, 2003. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2003
Fourth Quarter	$4.300	$3.700
Third Quarter	4.000	3.150
Second Quarter	3.500	3.180
First Quarter	4.100	3.150
Fiscal Year 2002
Fourth Quarter	$4.640	$3.720
Third Quarter	4.870	3.250
Second Quarter	3.500	2.160
First Quarter	3.220	2.030
Fiscal Year 2001
Fourth Quarter	$3.360	$2.563
Third Quarter	3.563	2.750
Second Quarter	4.438	2.875
First Quarter	4.750	3.250

        As of February 13, 2003, Sport-Haley's common stock was held by approximately 900 shareholders. Holders of common stock are entitled to receive such dividends as may be declared by Sport-Haley's Board of Directors. No dividends have been paid on the common stock, and the Board of Directors does not anticipate that dividends will be declared in the foreseeable future.

Equity Compensation Plan Information

        The only equity compensation plan maintained by Sport-Haley is the Company's Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan was approved by the shareholders of Sport-Haley in 1993 and was amended in 1997. The Option Plan expired by its own terms on February 28, 2003. The following table contains information regarding Sport-Haley's equity compensation plan as of June 30, 2003.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,277,697	(1)	$3.69	(2)	0	(3)
Equity compensation plans not approved by security holders	0		—		0
Total	1,277,697		$3.69		0

(1)
The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley common stock granted pursuant to the

  Option Plan to employees, officers, directors, consultants, independent sales representatives and golf tour professionals. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

(2)
The outstanding options issued under the Option Plan range in exercise price from $2.50 to $9.78 per share.

(3)
The Option Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley common stock can be granted under the Plan after that date. At the time the Plan expired, a total of 1,180 options remained of the total of 2,150,000 options authorized to be issued.

ITEM 6. SELECTED FINANCIAL DATA

        The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the fiscal years in the three-year period ended June 30, 2003 and the balance sheets data at June 30, 2003 and 2002 are derived from the consolidated financial statements of Sport-Haley which have been audited by Hein + Associates LLP, independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley.

        As previously reported, the Company restated its financial statements for fiscal years 1999 and 1998. The following consolidated selected financial information for the fiscal year ended June 30, 1999 is derived from the restated financial statements for that year:

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$19,196	$17,099	$21,714	$23,139	$27,541
Cost of goods sold	11,873	12,915	15,141	15,879	18,833
Gross profit	7,323	4,184	6,573	7,260	8,708
Selling, general and administrative expenses	8,026	6,886	7,967	6,948	7,776
Impairment of fixed assets	0	0	254	0	0
Income (loss) from operations	(703)	(2,702)	(1,648)	312	932
Other income and expenses, net	135	346	591	686	454
Income (loss) from operations before (provision for) benefit from income taxes	(568)	(2,356)	(1,057)	998	1,386
(Provision for) benefit from income taxes	180	1,383	291	(344)	(810)
Income (loss) from continuing operations	(388)	(973)	(766)	654	576
Income (loss) from discontinued operations	0	0	0	0	(428)
Cumulative effect of change in accounting principle	0	0	0	361	0
Net income (loss)	$(388)	$(973)	$(766)	$1,015	$148
Income (loss) per common and equivalent shares outstanding:
From continuing operations (basic)	$(0.15)	$(0.33)	$(0.22)	$0.17	$0.13
From discontinued operations (basic)	$0.00	$0.00	$0.00	$0.00	$(0.10)
Cumulative effect of change in accounting principle (basic)	$0.00	$0.00	$0.00	$0.10	$0.00
Net income (loss) (basic)	$(0.15)	$(0.33)	$(0.22)	$0.27	$0.03
From continuing operations (diluted)	$(0.15)	$(0.33)	$(0.22)	$0.17	$0.13
From discontinued operations (diluted)	$0.00	$0.00	$0.00	$0.00	$(0.10)
Cumulative effect of change in accounting principle (diluted)	$0.00	$0.00	$0.00	$0.10	$0.00
Net income (loss) (diluted)	$(0.15)	$(0.33)	$(0.22)	$0.27	$0.03
Weighted average common and basic equivalent shares outstanding (basic)	2,621	2,938	3,439	3,755	4,408
Weighted average common and basic equivalent shares outstanding (diluted)	2,621	2,938	3,439	3,784	4,452
	June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Balance Sheets Data:
Working capital	$19,180	$20,766	$22,581	$23,085	$24,969
Total assets	21,545	23,525	25,383	26,985	30,155
Long-term debt	0	0	0	0	0
Total liabilities	1,118	1,753	1,097	1,366	2,133
Shareholders' equity	20,427	21,772	24,286	25,619	28,022
Net book value per share of common stock	$7.79	$7.97	$7.42	$7.40	$6.58

        The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2003 and 2002:

	Fiscal Quarter Ended
					Year Ended Jun 30
	Sep 30	Dec 31	Mar 31	Jun 30
	(in thousands, except per share data)
Quarterly Financial Data—Unaudited
Fiscal year 2003:
Net sales	$3,781	$4,041	$5,504	$5,870	$19,196
Cost of goods sold	2,303	2,483	3,215	3,872	11,873
Gross profit	1,478	1,558	2,289	1,998	7,323
Other operating costs	1,790	1,618	2,405	2,213	8,026
Other income and expense, net	43	62	(4)	34	135
Benefit from income taxes	96	8	41	35	180
Net income (loss)	$(173)	$10	$(79)	$(146)	$(388)
Basic and diluted loss per common share	$(0.06)	$0.00	$(0.03)	$(0.06)	$(0.15)
Weighted average shares outstanding
Basic	2,731	2,665	2,615	2,471	2,621
Diluted	2,731	2,701	2,615	2,471	2,621
Fiscal year 2002:
Net sales	$3,975	$3,569	$4,364	$5,191	$17,099
Cost of goods sold	2,730	2,158	2,954	5,073	12,915
Gross profit	1,245	1,411	1,410	118	4,184
Other operating costs	1,517	1,655	2,086	1,628	6,886
Other income and expense, net	102	116	78	50	346
Benefit from income taxes	27	47	278	1,031	1,383
Net loss	$(143)	$(81)	$(320)	$(429)	$(973)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.15)	$(0.33)
Weighted average shares outstanding
Basic	3,273	2,973	2,769	2,731	2,938
Diluted	3,273	2,973	2,769	2,731	2,938

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

  •
  Sport-Haley maintains a significant level of finished goods inventories to support its sales volume and its corporate apparel program. Disposal of excess prior seasons' inventory at reduced margins is an inherent characteristic within the golf apparel industry, but a significant amount of sales at the lower margins dictated by the liquidation of excess inventories may impair Sport-Haley's financial condition. Write-downs with regard to obsolete inventories may also affect its financial condition.

  •
  Sport-Haley depends on timely delivery of finished garments from its suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including labor shortages and transportation difficulties, could adversely affect Sport-Haley's ability to make timely delivery of finished garments to its customers.

  •
  Sport-Haley's reliance on foreign suppliers enhances the risk that Sport-Haley's revenues might be adversely affected if a foreign shipment were lost or significantly delayed. Sport-Haley maintains insurance for risk of loss relating to component inventories shipped between foreign vendors and finished goods inventories shipped from its foreign suppliers to its distribution facilities in Denver, Colorado. However, significant reliance on foreign suppliers heightens the risk that Sport-Haley would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

  •
  Sport-Haley purchases significant amounts of its finished apparel from two separate foreign suppliers and significant amounts of its component inventories from six separate foreign vendors. If Sport-Haley were to lose or terminate the services of any of these significant suppliers, Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting Sport-Haley's results of operations.

  •
  An ever increasing percentage of Sport-Haley's net sales are derived from licensed sales related to the agreement with Top-Flite Golf to market and distribute Ben Hogan® and Top-Flite® apparel lines. An early termination of the agreement with Top-Flite Golf could negatively impact Sport-Haley's financial position and results of its operations significantly.

  •
  Sport-Haley has been under investigation by the Securities and Exchange Commission (the "SEC"), as previously announced. Sport-Haley has incurred a significant amount of legal and other expenses in responding to the investigation. On September 26, 2003, the SEC commenced an enforcement action, as described above, against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger. Sport-Haley will incur additional expenses, including Company resources and executive time, in responding to and defending the action, which could negatively impact Sport-Haley's financial position and the results of its operations. Further, Sport-Haley and the named individuals could be subject to certain civil penalties and disgorgement, if the SEC action were successful, which could negatively impact Sport-Haley's financial position and the results of its operations.

  •
  As previously announced, Sport-Haley and three officers and/or directors of the Company were named in a putative class action lawsuit related to the restatement of the Company's financial statements for the fiscal years ended June 30, 1999 and 1998 and certain interim periods in fiscal years 2000, 1999 and 1998. While management believes that the claims are without merit, Sport-Haley will incur significant expenses, including Company resources and executive time, in responding to discovery and otherwise defending the action, which could negatively impact the Company's financial position and the results of its operations. Further, if the case were to be certified as a class action and the plaintiffs were to be successful at trial, the amount of any judgment against the Company or against the individual defendants, if Sport-Haley were required to indemnify them, could further negatively impact Sport-Haley's financial position and the results of its operations.

  •
  The increased threats of terrorist activities in the United States and the conflicts in Afghanistan and Iraq have likely adversely affected Sport-Haley's sales. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. The recent international conflicts continued to weaken the travel and leisure sectors that had already been negatively impacted by the general economic downturn experienced during the previous years. Sport-Haley's sales could decrease if the economy further weakens or if the popularity of golf decreases.

  •
  Sport-Haley may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Critical Accounting Policies and Estimates

        The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Consolidated Financial Statements included in this Report on 10-K. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange Commission: inventory valuation; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

        Excess finished goods inventories are a natural component of a seasonal apparel business. The valuation of inventories involves complex judgments on the part of management. Management continually evaluates and balances the levels of current seasons' inventories to meet market demands based upon sales projections, current bookings for future deliveries and at-once business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. Sport-Haley markets previous seasons' finished goods inventories at reduced wholesale prices. However, economic conditions and other factors may depress sales prices for previous seasons' finished goods inventories to less than historical costs.

        Sport-Haley's management has refined its controls with respect to the amount of finished goods inventories that are anticipated to remain at the end of each selling season. While management believes that the Company's processes produce a fair valuation of inventories, detrimental changes in general economic conditions or in the golf apparel industry could materially affect valuation of the Company's inventories.

        Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Sport-Haley's significant deferred tax assets are related to net operating loss carryforwards for state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. State income tax regulations require that Sport-Haley's operating losses be carried forward for state income tax purposes. Sport-Haley has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. Management periodically reviews and adjusts those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from management's estimates.

        Sport-Haley's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating the reserve for uncollectible accounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company's processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of Sport-Haley's doubtful accounts that differs materially from management's estimates.

        Sport-Haley records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company's selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and recently an increasing percentage of Sport-Haley's customers refuse receipt of merchandise at the time of delivery. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating Sport-Haley's allowance for sales returns. Significant changes in general economic or industry conditions may yield sales returns that differ materially from management's estimates.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income for its fiscal years ended June 30, 2003, 2002 and 2001 and as previously restated for its fiscal years ended June 30, 1999 and 1998:

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9	75.5	69.7	68.6	68.4
Gross profit	38.1	24.5	30.3	31.4	31.6
Selling, general and administrative expenses	41.8	40.3	36.7	30.0	28.2
Impairment of fixed assets	—	—	1.2	—	—
Income (loss) from operations	(3.7)	(15.8)	(7.6)	1.4	3.4
Other income and expenses, net	0.7	2.0	2.7	2.9	1.6
Income (loss) from operations before (provision for) benefit from income taxes	(3.0)	(13.8)	(4.9)	4.3	5.0
(Provision for) benefit from income taxes	1.0	8.1	1.4	(1.5)	(2.9)
Income (loss) from continuing operations	(2.0)	(5.7)	(3.5)	2.8	2.1
Income (loss) from discontinued operations	—	—	—	—	(1.6)
Cumulative effect of change in accounting principle	—	—	—	1.6	—
Net income (loss)	(2.0)%	(5.7)%	(3.5)%	4.4%	0.5%

        Comparison of Fiscal Years Ended June 30, 2003 and 2002.    Net sales for fiscal 2003 were approximately $19,196,000, an increase of approximately $2,097,000, or 12%, as compared with approximately $17,099,000 for the fiscal year ended June 30, 2002 ("fiscal 2002"). The increase was primarily attributable to increased sales of Ben Hogan® apparel combined with decreased sales of HALEY® apparel. The increase in Ben Hogan® apparel sales is indicative of the strong market acceptance of the brand within upscale golf markets. The increasing percentage of net sales relating to Ben Hogan® apparel is indicative of management's efforts to increase revenues associated with the Top-Flite Golf licensing agreement for such apparel. However, the increasing relative percentage of sales relating to licensed apparel sustains a risk of loss, should the Top-Flite Golf licensing agreement be terminated by either party. The continued decline in HALEY® apparel sales is indicative of the intense competitive environment within golf apparel industry that continued throughout fiscal 2003. Several companies with significantly greater financial resources and better name recognition than Sport-Haley have continued to influence their customers to maintain strong business relationships with them in these times of a continued weak United States economy. Because of their status, the "big name" companies have a competitive advantage over Sport-Haley in a sluggish economy, and they have the ability to maintain a greater relative share of the overall golf apparel business in such times. During fiscal 2003, management implemented marketing strategies to build a unified network of independent sales representatives to thereby strengthen relationships with its loyal HALEY® and Ben Hogan® customers and to attract new customers to the HALEY® and Ben Hogan® brands.

        For fiscal 2003, the HALEY® men's and women's lines accounted for approximately 29% and 34% of total net sales, respectively. The HALEY® Elements line accounted for approximately 8% of total net sales. Approximately 23% of total net sales was attributable to Ben Hogan® apparel. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the retail factory outlet store, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

        For fiscal 2002, the HALEY® men's and women's lines accounted for approximately 37% and 42% of total net sales, respectively. The HALEY® Elements line accounted for approximately 9% of total net sales. Approximately 6% of total net sales was attributable to the introduction of Ben

Hogan® apparel. The remaining 6% was comprised of embroidering and shipping revenues plus sales at retail outlet stores.

        Gross profit for fiscal 2003 was approximately $7,323,000, an increase of approximately $3,139,000 or 75%, as compared with approximately $4,184,000 in fiscal 2002. The increase in gross profit was attributable to a combination of factors. The increased sales of Ben Hogan® apparel contributed significantly to the increase in gross profit achieved in fiscal 2003, because a significant portion of the Ben Hogan® sales were made at full margin. The increase in gross profit was also attributable to higher margins earned on HALEY® apparel, primarily due to minimizing the margin erosion relating to sales of obsolete and closeout finished goods inventories at reduced selling prices as discussed below. The higher gross margins on HALEY® apparel were achieved in part because of the improved controls over the purchasing of finished goods inventories that management implemented in fiscal 2001 to minimize the level of finished goods inventories remaining at the end of a selling season. During fiscal 2001, Sport-Haley evolved from a company that manufactured its finished goods inventories into a company that primarily purchases its inventories from foreign suppliers.

        Gross margin for fiscal 2003 was approximately 38%, an increase of approximately 13%, from approximately 25% in fiscal 2002. Management attributes the increase in gross margin to the increased sales of Ben Hogan® apparel combined with improved margins on the sales of the HALEY® apparel lines. Throughout fiscal 2003, management continued to improve the sourcing for the HALEY® apparel lines in order to achieve higher top-line margins. However, during fiscal 2003, Sport-Haley continued to experience margin erosion with regard to excess and prior seasons' component and HALEY® finished goods inventories. Sales of excess and prior seasons' inventories at reduced selling prices are common within the golf apparel industry. Because the Ben Hogan® lines were introduced less than two years ago, sales of excess and prior seasons' inventories caused minimal erosion of gross margins with respect to Ben Hogan® apparel in fiscal 2003. During fiscal 2003 and 2002, sales of excess and prior season's inventories, i.e. sales at or near zero margin, were approximately $1,950,000 and $2,600,000, respectively. Write-downs of obsolete inventories to liquidation values are also common within the golf apparel business. In fiscal 2002, Sport-Haley experienced considerable margin erosion due to writing down component and finished goods inventories to liquidation values. In fiscal 2003, write-downs with respect to obsolete component and finished goods inventories caused much less margin erosion than was caused by the same in fiscal 2002. In fiscal 2003, Sport-Haley wrote-down obsolete component and finished goods inventories by approximately $259,000 as compared with write-downs of approximately $1,274,000 in fiscal 2002.

        Selling, general and administrative expenses for fiscal 2003 were approximately $8,026,000, an increase of approximately $1,140,000 or 17%, as compared with approximately $6,886,000 for fiscal 2002. A significant portion of the increase was attributable to operating costs with respect to Ben Hogan® apparel. Selling, general and administrative costs with respect to Ben Hogan® apparel for fiscal 2003 were approximately $1,484,000, an increase of approximately $1,118,000 or 306%, as compared with approximately $366,000 for fiscal 2002. Contributing factors included in the increased Ben Hogan® selling, general and administrative costs were: higher amount of royalties paid to Top-Flite Golf and commissions paid to independent sales representatives on a corresponding increase in sales of Ben Hogan® apparel; increased advertising expenditures; increased salaries due to expanded customer service operations; and, other increases in general expenses necessary to support the increasing sales. Another contributing factor to the total increase in selling, general and administrative expenses was an increase in bad debt expense. In fiscal 2003, Sport-Haley recorded bad debt expenses totaling approximately $245,000 with respect to three separate customer accounts. Legal defense costs with respect to a Securities and Exchange Commission investigation of and a class action lawsuit filed against Sport-Haley and certain of its officers and directors continued to contribute to increased selling, general and administrative costs in fiscal 2003. Such legal costs approximated $103,000 and $97,000 in fiscal years 2003 and 2002, respectively. As a percentage of net sales, selling, general and administrative expenses were 42% and 40% for fiscal years 2003 and 2002, respectively.

        Total other income, net, for fiscal 2003 approximated $135,000, a decrease of approximately $211,000 or 61%, as compared with approximately $346,000 for fiscal 2002. The decrease was primarily due to the difference between the fiscal years in the rates in interest earned on cash equivalents and marketable securities. The federal reserve bank's actions to strengthen the sluggish USA economy kept interest rates available on virtually risk-free investments at or near all-time lows during fiscal 2003. Sport-Haley continues to search for investment alternatives available within the guidelines approved by its Board of Directors in order to maximize the rates of return achieved on cash equivalents and marketable securities.

        Income (loss) from operations before provision for income taxes for fiscal 2003 was approximately ($568,000), an improvement of approximately $1,788,000, or 76%, as compared with approximately ($2,356,000) for fiscal 2002. Net loss for fiscal 2003 was approximately ($388,000), an improvement of approximately $585,000, or 60%, as compared with approximately ($973,000) for fiscal 2002. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net losses between the fiscal years arose because of the differences in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The proportional disparity was primarily caused by differences in recording federal net operating loss carry-backs in fiscal 2002 with regard to the liquidation of the Subsidiary. The effective tax rate for fiscal 2003 was approximately (32%) as compared with (59%) for fiscal 2002.

        Comparison of Fiscal Years Ended June 30, 2002 and 2001.    Net sales for fiscal 2002 were approximately $17,099,000, a decrease of approximately $4,615,000, or 21%, as compared with approximately $21,714,000 for the fiscal year ended June 30, 2001 ("fiscal 2001"). The decrease was primarily attributable to the general downturn in the United States economy combined with the significant negative economic impact caused by the events of September 11, 2001. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. The historic events of September 11, 2001 severely depressed the travel and leisure sectors of the economy that had already been negatively impacted by the general economic downturn experienced during calendar year 2001. As a result, Sport-Haley experienced significant cancellations of orders during its second and third fiscal quarters as well as substantial decreases in the number of orders placed for delivery during its third fiscal quarter of fiscal 2002, as compared with the same periods in prior fiscal years. The cancellations and decreases in orders significantly impacted Sport-Haley's net sales for its third quarter ended March 31, 2002. Further, the golf apparel industry sustained an intense competitive environment throughout fiscal 2002. Companies with greater financial resources and better name recognition than Sport-Haley have continued to pressure their individual customers to maintain strong business relationships with them during times of a relatively weak United States economy. Because of their status, the "big name" companies have a competitive advantage over Sport-Haley in a sluggish economy, and the big name companies have the ability to maintain a greater relative share of the overall golf apparel business in such times. Sport-Haley, through its networks of independent sales representatives, implemented marketing strategies to strengthen relationships with its loyal HALEY® customers and to attract new customers to the HALEY® and Ben Hogan® brands.

        For fiscal 2002, the HALEY® men's and women's lines accounted for approximately 37% and 42% of total net sales, respectively. The HALEY® Elements line accounted for approximately 9% of total net sales. Approximately 6% of total net sales were attributable to the introduction of Ben

Hogan® apparel. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the retail outlet stores, which Sport-Haley used to sell prior seasons' and other inventories at discounted retail prices.

        For fiscal 2001, the HALEY® men's and women's lines accounted for approximately 37% and 46% of total net sales, respectively. The HALEY® Elements line accounted for approximately 11% of total net sales. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the Laughlin, Nevada retail factory outlet store.

        Gross profit for fiscal 2002 was approximately $4,184,000, a decrease of approximately $2,389,000 or 36%, as compared with approximately $6,573,000 in fiscal 2001. While the decrease in gross profit is consistent with the downward trend in net sales, the decrease is not entirely due to such a downward trend. In an effort to diminish its prior seasons' and closeout finished goods inventories, Sport-Haley opened a temporary retail warehouse outlet at its distribution facilities, in the fall of calendar year 2001. In its fourth quarter of fiscal 2002, because of the relative success of the fall 2001 retail sales effort, Sport-Haley entered into an agreement with a professional liquidator to dispose of prior seasons' and closeout inventories at a liquidation retail store operation in Denver, Colorado. Because the liquidation effort was only marginally successful and excessive amounts of prior seasons' and closeout finished goods inventories remained at June 30, 2002, Sport-Haley recorded a charge of approximately $1,206,000 to revalue prior seasons and closeout finished goods inventories to the lower of cost or fair market value. Sport-Haley also recorded a charge of approximately $68,000 to revalue obsolete component inventories to the lower of cost or market value at June 30, 2002. Sport-Haley dramatically altered its business operations during fiscal 2001 in order to place the Company in a better competitive position within the golf apparel industry. Prior to fiscal 2001, Sport-Haley manufactured substantially all of its finished goods inventories and predominantly utilized United States vendors. Since fiscal 2001, Sport-Haley has primarily purchased its finished goods inventories from offshore suppliers.

        Gross margin for fiscal 2002 was approximately 25%, a decrease of approximately 5%, from approximately 30% in fiscal 2001. As discussed above, gross margin was negatively impacted in fiscal 2002 due to sales of closeout inventories at reduced selling prices combined with inventory write-down adjustments of approximately $1,274,000 that were included in cost of goods sold. In both fiscal 2002 and fiscal 2001, gross margins were negatively impacted by inventory write-downs and dispositions of excess and prior seasons' inventories at discounted sales prices. Disposition of closeout inventories is common and recurring within the seasonal apparel business in general. However, dispositions of closeout inventories were disproportionately higher in fiscal 2002 and fiscal 2001 than normal as a result of the slowing United States economy, adverse weather conditions, changes in Sport-Haley's business operations and other factors. Sales of closeout inventories represented approximately 15% of Sport-Haley's net sales in fiscal 2002 and 10% in fiscal 2001 and generated approximately $2,600,000 and $2,200,000 in operating cash in fiscal 2002 and 2001, respectively.

        Selling, general and administrative expenses for fiscal 2002 were approximately $6,886,000, a decrease of approximately $1,081,000 or 14%, as compared with approximately $7,967,000 for fiscal 2001. A significant portion of the decrease was attributable to lower commissions paid to independent sales representatives on the corresponding decrease in net sales in fiscal 2002. Another significant portion of the improvement in selling, general and administrative expenses in fiscal 2002 was related to a decrease in accounting, legal and other expenses. In fiscal 2001, Sport-Haley incurred approximately $416,000 in accounting, legal and other expenses related to the restating of Sport-Haley's financial statements for fiscal years 1999 and 1998 and the correction of material quarterly information for the quarters of fiscal years 2000, 1999 and 1998. Comparatively, Sport-Haley incurred approximately $97,000 in such additional legal expenses in fiscal 2002. The remainder of the decrease in selling, general and administrative expenses directly relates to management's concerted efforts to control operating expenses in fiscal 2002. The success of management's efforts to control operating expenses is evidenced by the overall decrease in selling, general and administrative expenses even after Sport-Haley incurred start-up and operational costs of approximately $366,000 relating to the introduction of Ben Hogan® apparel in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 40% and 37% for fiscal years 2002 and 2001, respectively.

        Total other income, net, for fiscal 2002 approximated $346,000, a decrease of approximately $245,000 or 42%, as compared with approximately $591,000 for fiscal 2001. The decrease was primarily due to the difference between fiscal years 2002 and 2001 in the rates in interest earned on cash equivalents and marketable securities. As a function of the dramatically sluggish USA economy, interest rates available on virtually risk-free investments plummeted to near all-time lows during fiscal 2002. Sport-Haley continues to search for investment alternatives available within the guidelines approved by its Board of Directors in order to maximize the rates of return achieved on cash equivalents and marketable securities.

        Income (loss) from operations before provision for income taxes for fiscal 2002 was approximately ($2,356,000), a difference of approximately ($1,299,000), or (123%), as compared with approximately ($1,057,000) for fiscal 2001. Net loss for fiscal 2002 was approximately ($973,000), a difference of approximately ($207,000), or (27%), as compared with approximately ($766,000) for fiscal 2001. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net losses between the fiscal years arose because of the differences in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The proportional disparity was primarily caused by differences in recording federal net operating loss carry-backs in fiscal 2002 with regard to the liquidation of the Subsidiary. Sport-Haley recorded an increase in income taxes receivable of approximately $683,000 relating to the fiscal 2002 net loss combined with the liquidation of the Subsidiary and other book versus tax differences. The effective tax rate for fiscal 2002 was approximately (59%) as compared with (28%) for fiscal 2001.

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

        Net cash provided by (used in) operating activities totaled approximately ($1,398,000), 2,631,000 and $438,000 for fiscal years 2003, 2002 and 2001, respectively. The primary components of adjustments to reconcile net income to cash provided by operating activities were changes between fiscal years relating to impairments and write-downs, provisions for doubtful accounts and sales returns, accounts receivable, inventories, income taxes receivable, accounts payable, and accrued commissions and other expenses.

  •
  Adjustments for impairments and write-downs affected net cash provided by (used in) operating activities by approximately $259,000 in fiscal 2003, $1,274,000 in fiscal 2002, and $1,126,000 in fiscal 2001. The effects on net cash provided by (used in) operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the apparel business, excess inventories left over at the end of each selling season ("previous seasons' inventories") are common within the industry. Throughout each fiscal year, Sport-Haley markets previous seasons' inventories through its ordinary marketing channels. At or near the end of each fiscal year, management identifies and revalues obsolete inventories to estimated liquidation values.

  •
  The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. Provisions for doubtful accounts affected net cash provided by operating activities by approximately $437,000 in fiscal 2003, $183,000 in fiscal 2002, and $65,000 in fiscal 2001. In fiscal 2002, the weak USA economy contributed to an increase in delinquent and uncollectible accounts, and Sport-Haley increased its estimated allowance for doubtful accounts accordingly. In fiscal 2003, Sport-Haley recorded bad debt expenses totaling approximately $245,000 with respect to the following three separate customer accounts: (a) $100,000 was charged to write-down the net amount due on a delinquent receivable balance owed by an account in Mexico; (b) approximately $89,000 was charged to write-off an uncollectible account due to the insolvency of the customer; and (c) approximately $56,000 was charged to record an allowance for the disputed amount due from a former Canadian distributor. Provisions for sales returns affected net cash provided by operating activities by approximately $46,000 in fiscal 2003, $86,000 in fiscal 2002, and $46,000 in fiscal 2001.

  •
  Accounts receivable used operating cash of approximately $1,068,000 in fiscal 2003, provided operating cash of approximately $798,000 in fiscal 2002, and used operating cash of approximately $478,000 in fiscal 2001. Accounts receivable, net of allowances, increased from approximately $4,135,000 at June 30, 2002 to approximately $4,719,000 at June 30, 2003. The increase in fiscal 2003 primarily relates to the comparative increase in net sales between the fourth fiscal quarter of 2003 versus the fourth fiscal quarter of 2002.

  •
  Inventories, not including the effects of inventory write-downs, used cash of approximately $1,383,000 in fiscal 2003, provided operating cash of approximately $1,186,000 in fiscal 2002, and used operating cash of approximately $377,000 in fiscal 2001. Inventories increased from approximately $6,704,000 at June 30, 2002 to approximately $7,828,000 at June 30, 2003. The increase related primarily to a higher level of finished goods inventories to support the increasing sales of the Ben Hogan® apparel lines.

  •
  Income taxes receivable provided operating cash of approximately $950,000 in fiscal 2003, used operating cash of approximately $683,000 in fiscal 2002, and provided operating cash of approximately $61,000 in fiscal 2001. Income taxes receivable decreased from approximately $1,071,000 at June 30, 2002 to approximately $120,000 at June 30, 2003. Sport-Haley received approximately $1,066,000 in federal income tax refunds during fiscal 2003.

  •
  Accounts payable used operating cash of approximately $460,000 in fiscal 2003, provided operating cash of approximately $675,000 in fiscal 2002, and used operating cash of approximately $394,000 in fiscal 2001. Accounts payable decreased from approximately $1,129,000 at June 30, 2002 to approximately $669,000 at June 30, 2003.

  •
  Accrued commissions and other expenses used operating cash of approximately $175,000 in fiscal 2003, used operating cash of approximately $19,000 in fiscal 2002, and provided operating cash of approximately $125,000 in fiscal 2001. Accrued commissions and other expenses decreased from approximately $624,000 at June 30, 2002 to approximately $449,000 at June 30, 2003.

        Working capital requirements are expected to remain relatively constant for at least the next twelve months. To the extent such amounts are insufficient to finance working capital requirements, Sport-Haley may also make periodic borrowings under its revolving line of credit. Working capital was approximately $19,180,000 at June 30, 2003 and approximately $22,519,000 at June 30, 2002. Cash and cash equivalents plus marketable securities totaled approximately $6,485,000 and $9,527,000 at June 30, 2003 and 2002, respectively. For purposes of the statements of cash flows, Sport-Haley considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

        Net cash provided by (used in) investing activities totaled approximately ($1,398,000), $2,631,000, and $438,000 for fiscal years 2003, 2002, and 2001, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

  •
  Net maturities (purchases) of marketable securities used investing activities cash of approximately $1,076,000 in fiscal 2003, provided investing activities cash of approximately $2,799,000 in fiscal 2002, and used investing activities cash of approximately $1,931,000 in fiscal 2001. Marketable securities increased from approximately $1,099,000 at June 30, 2002 to approximately $2,181,000 at June 30, 2003. Marketable securities primarily consist of United States government and mortgage-backed debt securities that mature within one year or less. Due to the short-term nature of the investments, Sport-Haley did not recognize material unrealized gains or losses on marketable securities in fiscal 2003, 2002 or 2001. Therefore, the carrying values of marketable securities approximated their fair values at June 30, 2003 and 2002.

  •
  Purchases of fixed assets used investing activities cash of approximately $611,000, $99,000, and $184,000 in fiscal 2003, 2002, and 2001, respectively. Property and equipment, at cost, increased from approximately $3,859,000 at June 30, 2001 to approximately $4,060,000 at June 30, 2003. As of June 30, 2003, Sport-Haley had expended approximately $368,000 for a new computerized management information system and computer hardware that Sport-Haley expects to be fully operational by the end of calendar year 2003.

        Net cash used in financing activities totaled approximately $1,051,000, $1,602,000, and $587,000 for fiscal years 2003, 2002, and 2001, respectively, and related solely to repurchases of common stock. Since December 1994, management has been authorized by the Board of Directors to repurchase shares of Sport-Haley's common stock. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given Sport-Haley's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. During fiscal years 2003 and 2002, Sport-Haley repurchased 286,400 and 542,000, shares of its common stock, respectively. Since the inception of its repurchase program through June 2003, Sport-Haley had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000.

        The Company had no long-term debt at June 30, 2003 or 2002. Since April 1994, Sport-Haley has maintained a revolving line-of-credit with a commercial bank at 1/2% below the bank's prime rate, which has been renewed through December 5, 2003. The agreement provides for a maximum loan amount of $7,000,000 to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets. Sport-Haley generally maintains the line-of-credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. Sport-Haley had no outstanding borrowings under the line-of-credit at either June 30, 2003 or June 30, 2002.

        Sport-Haley, in the ordinary course of its business, enters into letters of credit arrangements with a commercial bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2003, the Company had outstanding letters of credit totaling approximately $2,491,000, which related to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the lines of credit.

        Historically, gross proceeds received by Sport-Haley from the exercise of stock options and warrants have fluctuated significantly from year to year. Sport-Haley realized no proceeds in fiscal 2003, 2002 or 2001 from the exercise of stock options or warrants.

        Most of Sport-Haley's purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no material currency exchange risk. Management believes that inflation has not materially affected the results of its operations during the three most recent fiscal years.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statements of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: (1) the timing of the liability recognition; (2) initial measurement of the liability; (3) allocation of asset retirement cost to expense; (4) subsequent measurement of the liability; and, (5) financial statement disclosures. SFAS 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS 143 July 1, 2003, as required. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position or results of its operations.

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

        In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or (b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148 in the financial statements attached herewith.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate variable interest entities if the company is a primary beneficiary (holds a majority of the variable interest) of the variable interest entity, and the variable interest entity possesses specific characteristics. FIN 46 also requires additional disclosure for parties involved with variable interest entities. The provisions of FIN 46 are effective in 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of its operations.

        In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        (a)   Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, required to be disclosed in this report, has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

        (b)   Changes in Internal Control Over Financial Reporting. During the last quarter of fiscal 2003, Sport-Haley did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting, except that it continued the implementation of new management information system software. Management believes that when the new system is fully operational, it will significantly improve the Company's internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventories management. The new software is expected to be fully operational during the fall of 2003.

        Sport-Haley's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that Sport-Haley's disclosure controls and procedures or its internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While Sport-Haley's control systems provide a reasonable assurance level, the design of its control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sport-Haley have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management's override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert G. Tomlinson	62	Chairman of the Board
Kevin M. Tomlinson	43	Chief Executive Officer and Director
Robert W. Haley(3)	58	President
Patrick W. Hurley	51	Chief Financial Officer, Secretary, Treasurer and Controller
Donald W. Jewell	52	Senior Vice President
Catherine B. Blair	52	Vice President—Merchandising/Design
James A. Saxon(4)	48	Vice President—Sales, Special Markets and Brands
Mark J. Stevenson(1)(2)	65	Director and Chairman of the Audit Committee
Ronald J. Norick(1)(2)	62	Director
James H. Everest(1)(2)	55	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Robert W. Haley was a Director during fiscal 2003 through the annual meeting of shareholders on March 27, 2003, at which time he did not stand for reelection.

(4)
James A. Saxon resigned as Vice President—Sales, Special Markets and Brands effective July 1, 2003.

        Officers are appointed by and serve at the discretion of the Board of Directors except in those instances that officers are employed under employment agreements. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of Sport-Haley's officers devote full-time to Sport-Haley's business and affairs. During fiscal 2003, the Board of Directors approved a reduction from six to five in the number of Directors.

        Robert G. Tomlinson has served as Chairman of the Board of Sport-Haley since October 1992 and served as Chief Executive Officer from October 1992 until March 2002. Prior to joining Sport-Haley, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in the management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin M. Tomlinson, the Chief Executive Officer.

        Kevin M. Tomlinson has served as Chief Executive Officer since March 2002 and as a director since September 1999. Previously, Mr. Tomlinson had served as Chief Operating Officer and Executive Vice President—Operations, from January 1999 until March 2002, and as Vice President of Operations from December 1997 until January 1999. From 1992 until joining Sport-Haley, Mr. Tomlinson was employed by Nu-Kote International, Inc., an office products manufacturer and distributor, in capacities including vice president of product marketing, vice president of marketing, vice president of global procurement and vice president of retail sales. Mr. Tomlinson is the son of Robert G. Tomlinson, the Chairman of the Board of Sport-Haley.

        Robert W. Haley has served as President of Sport-Haley since May 1996 and served as a director from May 1996 until March 2003. Since March 2003, Mr. Haley has served as an advisor to the Board of Directors. As such, Mr. Haley may attend and participate at board meetings, but is excluded from voting on board decisions. From January 1992 until his appointment to such positions, Mr. Haley served as Vice President of Marketing of Sport-Haley. Prior to joining Sport-Haley, Mr. Haley served in various marketing positions for various golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with more than 25 years experience in the golf industry.

        Patrick W. Hurley has served as Secretary, Treasurer and Controller since November 1999 and as Chief Financial Officer since December 2000. Prior to joining Sport-Haley, Mr. Hurley was employed as a Senior Staff Accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a Bachelor of Science in Accounting in 1991. Mr. Hurley is also a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

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

        Catherine B. Blair has served as Vice President of Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of Sport-Haley's design team since 1992, and was appointed Director of Design in 1995. Prior to joining Sport-Haley, Ms. Blair was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy's, Bloomingdale's, Ann Taylor and The Gap.

        James A. Saxon served as Vice President—Sales, Special Markets and Brands beginning in June 2001. Mr. Saxon resigned effective July 1, 2003. From August 2000 until joining Sport-Haley, Mr. Saxon was vice president of sales and marketing for American Design Studios, Inc. From July 1998 to August 2000, Mr. Saxon was vice president and chief operating officer for Jewell Apparel Group. From September 1994 to December 1997, Mr. Saxon was the president and chief operating officer for Montecito Sportswear Corp.

        Mark J. Stevenson has been a director of Sport-Haley since November 1993. Mr. Stevenson serves as president and chief executive officer of Zenodata Corporation, a Colorado based financial services software company. Mr. Stevenson held the positions of chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries, from June 1994 until that company was merged into E-M-Solutions in January 1999. At that time, Mr. Stevenson was appointed executive chairman and chairman of the board of E-M-Solutions, which filed for bankruptcy protection in the Northern District of California in approximately November 2001 and was immediately purchased by Sanmina/SCI. From 1992 to 1994, Mr. Stevenson served as chairman of the board for Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. Mr. Stevenson currently serves on the Colorado Governor's Commission on Science and Technology and on the Advisory Council of the University of Colorado Center for Entrepreneurship. Mr. Stevenson formerly served as chairman of the American Electronics Association, the nation's largest high technology trade association.

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

Board Committees

        The Board of Directors has delegated certain of its authority to a Compensation Committee and an Audit Committee. The Compensation Committee is comprised of Messrs. Stevenson, Norick and Everest. The Audit Committee is also comprised of Messrs. Norick, Stevenson and Everest. Mr. Stevenson serves as Chairman of the Audit Committee. No member of either committee is a current or former officer or employee of Sport-Haley.

        The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan. See "Compensation Committee Report" included in Item 11 below. The Compensation Committee held one meeting in fiscal 2003. All of the committee members attended the meeting held during fiscal 2003.

        The main function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the audit committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee held four formal meetings during fiscal 2003. Each committee member attended all of the meetings held during fiscal 2003.

        The Board of Directors authorized the hiring of a consultant to assist the Audit Committee with the review of financial statements in accordance with regulations promulgated by the Securities and Exchange Commission. The consultant attended all of the Audit Committee meetings held during fiscal 2003.

        In fiscal 2003, the Board of Directors held five formal meetings. Mr. Stevenson attended four of the five meetings and each other director attended all board meetings held during fiscal 2003.

ITEM 11. EXECUTIVE COMPENSATION

        Summary Compensation Table.    The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley, for the three fiscal years ended June 30, 2003, of Robert G. Tomlinson, Chairman of the Board, Kevin M. Tomlinson, Chief Executive Officer, Robert W. Haley, President, James A. Saxon, Vice President—Sales, Special Markets and Brands, and Donald W. Jewell, Senior Vice President, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2003 (the "Named Officers").

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Securities underlying Options/SARs(#)	All Other Compensation
		Salary	Bonus
Robert G. Tomlinson, Chairman of the Board	2003 2002 2001	$170,000 170,000 170,000	-0- -0- -0-	-0- -0- -0-	$1,783 2,249 1,301	(1) (1) (1)
Kevin M. Tomlinson, Chief Executive Officer	2003 2002 2001	160,000 160,000 140,000	-0- -0- -0-	-0- -0- -0-	2,148 1,941 1,255	(1) (1) (1)
Robert W. Haley, President	2003 2002 2001	150,000 150,000 150,000	-0- -0- -0-	-0- -0- -0-	2,023 999 124	(1) (2) (1)
Donald W. Jewell, Senior Vice President	2003 2002	130,000 100,571	-0- -0-	-0- -0-	1,773 937	(1) (1)
James A. Saxon, Vice President—Sales, Special Markets and Brands(3)	2003 2002	130,000 130,000	-0- -0-	-0- -0-	1,773 937	(1) (1)

(1)
Comprised of contributions by Sport-Haley to the Named Officer's 401(k) account and term life insurance premiums.

(2)
Comprised solely of term life insurance premiums.

(3)
James A. Saxon resigned as Vice President—Sales, Special Markets and Brands effective July 1, 2003.

Option/SAR Grants Table.

        The following table sets forth information concerning grants of stock options to the Named Executive Officers pursuant to the Company's stock option plan during the fiscal year ended June 30, 2003.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in the Fiscal Year	Exercise or Base Price ($/Sh)	Market Price of Common Stock on Date of Grant	Expiration Date
Robert G. Tomlinson	75,000	18.75%	$2.71	$3.18	01/20/13
Kevin M. Tomlinson	100,000	25.0	$2.71	$3.18	01/20/13

	Potential Realizable Value at Assumed Annual Rates Of Stock Price Appreciation for Option Term
Name
	0% ($)	5% ($)	10% ($)
Robert G. Tomlinson	$35,250	$185,240	$415,347
Kevin M. Tomlinson	47,000	246,988	553,797

Fiscal Year-End Options/Option Values Table.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money(1) Options/SARs at Fiscal Year-End(2)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Tomlinson	-0-	-0-	41,666	108,334	$40,416	$129,834
Kevin M. Tomlinson	-0-	-0-	70,000	150,000	44,500	172,500
Robert W. Haley	-0-	-0-	41,666	33,334	40,416	26,334
Donald W. Jewell	-0-	-0-	16,666	33,334	13,166	26,334
James A. Saxon	-0-	-0-	25,000	25,000	22,250	17,250

(1)
Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.

(2)
The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $4.09 on June 30, 2003, the last trading date for the end of the 2003 fiscal year.

        No employee of Sport-Haley receives any additional compensation for his services as a director. In September 2003, the Board of Directors approved certain increases in the compensation paid to non-employee members of the Board of Directors and Audit Committee, effective July 1, 2003. Each non-employee member of the Board receives $6,000 per year for attending up to four meetings and $1,000 for each Board meeting attended per year in excess of four meetings. In addition to the above compensation, the Chairman of the Audit Committed receives $6,000 per year and each other non-employee Audit Committee member receives $4,000 per year for attending up to four Audit Committee meetings. All Audit Committee members receive $1,000 for each Audit Committee meeting attended per year in excess of four meetings. The Board of Directors has also authorized payment of reasonable travel and other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. During fiscal 2003, the three non-employee directors were granted a total of 225,000 options (100,000 options each to Messrs. Norick and Everest and 25,000 options to Mr. Stevenson) to purchase the Company's common stock, at an exercise price per share of $2.71.

        Employment Agreements.    Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. In March 2002, Mr. Tomlinson resigned from his position as Chief Executive Officer, but continues to serve as the Chairman of the Board. Mr. Tomlinson's employment agreement requires that he devote his full business time to Sport-Haley as Chairman of the Board at an annual salary of $230,000, as amended, be provided an automobile and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from January 1, 1997 to December 31, 1999, subject to automatic one (1) year extensions at the end of each year. Mr. Tomlinson has the option to convert the employment agreement to a consulting agreement in the event of a change in control of Sport-Haley or upon his resignation. Subject to the right of Sport-Haley to terminate the consulting agreement for cause, Mr. Tomlinson is entitled to serve as a consultant to Sport-Haley for the duration of the agreement and to continue to receive compensation in the amount of 60% of his annual salary. If Mr. Tomlinson terminates the agreement with "cause" (as defined in the agreement), or Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), or if there is a change in control of Sport-Haley or if Mr. Tomlinson dies, Mr. Tomlinson or his estate, as applicable, is entitled to receive severance compensation for three years from the date of termination in an amount equal to his annual salary and bonus payments during the preceding 12 months. During the time he is to receive such severance compensation, Mr. Tomlinson would be entitled to participate in all employee benefit plans, at Sport-Haley's expense. The change of control provisions and death benefits entitle Mr. Tomlinson or his estate, as applicable, to receive such amount in a lump sum. If Mr. Tomlinson becomes totally disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one-year following termination. Mr. Tomlinson agreed to a voluntary salary reduction in fiscal 1999. Since that time, Mr. Tomlinson has received an annual salary of $170,000 per year instead of the $230,000 annual salary, which he is entitled to receive per the employment agreement.

        Effective March 18, 2002, Sport-Haley entered into an employment agreement with Mr. Kevin Tomlinson to act as the Company's Chief Executive Officer. The agreement requires that he devote his full business time to Sport-Haley as Chief Executive Officer, at an annual salary of $160,000 per year and such bonuses as awarded by the Board of Directors. The term of the employment agreement extends from March 18, 2002 until March 18, 2005, subject to automatic one-year extensions at the end of each year. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Tomlinson is entitled to receive severance compensation equal to 36 months salary and bonus and incentive payments over the last 12 months, payable monthly over the 36-month period. During the time he were to receive any such severance compensation, he would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated "change in control" (as defined in the agreement) of Sport-Haley, he is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a negotiated change of control, Mr. Tomlinson is not entitled to any severance benefits if, after the change of control has occurred, he continues to serve as Chief Executive Officer and his employment agreement remains in full force and effect, or, he is able to negotiate a satisfactory new employment agreement with the Company. If Mr. Tomlinson becomes disabled during the term of the agreement, his full salary shall be continued for one year from the date of disability. If termination is for any reason other than by Sport-Haley with cause, all options previously granted shall become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination.

        Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. The agreement requires that he devote his full business time to Sport-Haley as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. The employment agreement extended through December 31, 1998 and has subsequently automatically renewed for additional one-year terms. If Sport-Haley terminates the agreement for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive severance compensation for one year from the date of termination in an amount equal to his annual salary and bonus payment during the preceding 12 months. If Mr. Haley terminates the agreement with or without cause, Mr. Haley is entitled to receive severance compensation for one year in an amount equal to 60% of his annual salary and bonus payment during the preceding 12 months. During the time he were to receive any such severance compensation, Mr. Haley would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there is a non-negotiated change in control of Sport-Haley or if Mr. Haley dies, Mr. Haley or his estate, as applicable, is entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. If Mr. Haley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. If Mr. Haley were to be terminated for any reason other than by Sport-Haley with cause, all options previously granted would become fully vested on the date of termination. The agreement contains a non-competition provision for one year following termination. Mr. Haley agreed to a voluntary salary reduction in fiscal 1999. Since that time, Mr. Haley has received an annual salary of $150,000 per year instead of the $1600,000 annual salary, which he is entitled to receive per the employment agreement.

        Sport-Haley entered into an employment agreement with Mr. Donald Jewell effective February 1, 2001. The agreement requires that Mr. Jewell devote his full business time to Sport-Haley as Senior Vice President at an annual salary of $130,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends from February 1, 2001 through January 1, 2003, subject to automatic one-year extensions at the end of each year. If Sport-Haley were to terminate the agreement for other than "cause" (as defined in the agreement), or if Mr. Jewell were to terminate the agreement for "cause," Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus. During the time he were to receive any such severance compensation, Mr. Jewell would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there were to be a non-negotiated change in control of Sport-Haley, Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a non-negotiated change in control of the Company, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a pro-rata basis from the date of grant to the date of termination. If Sport-Haley were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition agreement for twelve months following termination, provided Mr. Jewell could be released from the non-compete if he were terminated without cause and if he had elected to forego any severance pay.

        Sport-Haley entered into an employment agreement with Mr. James A. Saxon effective June 6, 2001. Mr. Saxon resigned effective July 1, 2003. The agreement required that he devote his full business time to Sport-Haley as Vice President—Sales, Special Markets and Brands for an annual salary of $130,000 and such bonuses as awarded by the Board of Directors. The employment agreement extended from June 1, 2001 through May 31, 2003, subject to automatic one-year extensions at the end of each year. If Sport-Haley had terminated the agreement for other than "cause" (as defined in the agreement), or if Mr. Saxon had terminated the agreement for "cause," he would have been entitled to receive severance compensation equal to six months salary and 50% of his last annual bonus. During the time he were to receive any such severance compensation, he would have been eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there had been a non-negotiated change in control of Sport-Haley, Mr. Saxon would have been entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a non-negotiated change in control of the Company, options previously granted to Mr. Saxon would have become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted and vested must be exercised within one month of termination or such options are extinguished. If Sport-Haley were to have terminated the agreement with cause, no unexercised options would have been exercisable. Sport-Haley granted Mr. Saxon a severance package equal to three months salary and benefits upon his resignation.

Stock Option Plan

        Sport-Haley adopted a stock option plan in 1993 (as amended, the "Option Plan"). The Option Plan, as amended, provided for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights ("SARs"), up to a maximum number of 2,150,000 shares. Non-qualified options could be granted to employees, directors and consultants of Sport-Haley, while incentive options could only be granted to employees. No options could be granted under the Option Plan subsequent to February 28, 2003, when the Option Plan expired by its terms. Options granted pursuant to the Option Plan prior to its expiration on February 28, 2003 remain exercisable according to the terms of their issuance.

        The Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determined the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

        The exercise price of incentive options granted under the Option Plan must have been at least equal to the fair market value of the Common Stock of Sport-Haley on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport-Haley, the exercise price of incentive options could not be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan was determined by the Compensation Committee, but could not be less than 85% of the fair market value of the Common Stock. The terms of all non-qualified stock options granted under the Option Plan could not exceed ten years and the terms of all incentive options could not exceed five years.

        The Option Plan provided the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder should become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with Sport-Haley, all unvested options terminate and are no longer exercisable. Vested options shall remain exercisable for a specified period of time following the termination date. The length of such an extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

        In January 2003, the Board of Directors approved an amendment to the Option Plan which expressly gives discretion to the Compensation Committee to accelerate the vesting or exercisability of an option granted pursuant to the Plan.

        The Option Plan provided that, in the event Sport-Haley enters into an agreement providing for the merger of Sport-Haley into another corporation or the sale of substantially all of Sport-Haley's assets, any outstanding unexercised option would become exercisable at any time prior to the effective date of such agreement. Upon the consummation of a merger or sale of assets, such options would terminate unless they were assumed or another option was substituted therefor by the successor corporation.

        As of June 30, 2003, a total of 1,277,697 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.50 to $9.78 per share and a weighted average exercise price per share of $3.69.

401(k) Plan

        In January 1996, Sport-Haley adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of Sport-Haley. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all full-time employees who are at least 18 years of age and have been employed at least three months. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by Sport-Haley of $0.25 on the dollar for employee deferrals of the first 5% of the employee's annual compensation. Upon leaving Sport-Haley, each participant is 100% vested with respect to the participant's contributions and is vested based upon years of service with respect to Sport-Haley's matching contributions. All contributions are invested as directed by the participant in investment funds available under the 401(k) Plan, as selected by the Plan Administrator. Upon retirement, benefits are payable to each participant in a single lump-sum cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant's retirement.

Compliance with Section 16(a) of the Exchange Act

        Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2003. Based solely on Sport-Haley's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 2003, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

        This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 2003.

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

        Base Salary.    For fiscal 2003, the Compensation Committee reviewed the base salaries paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2003, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of any Sport-Haley executive officer in fiscal 2003.

        Incentive Cash Bonus Compensation.    The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. The Compensation Committee also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision of whether to award incentive cash bonus compensation is based on a combination of the achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, Sport-Haley's future operating results, and on an officer's responsibilities, capabilities and contributions to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although the executive officers' employment agreements generally provide that executives are eligible for a discretionary bonus of up to specified percentages of their base salaries. Although all of the executive officers' contributions were noted and commended, the Compensation Committee did not believe that bonuses were merited in view of the continued negative profitability trend of Sport-Haley in fiscal 2003.

        Long-Term Incentive (Option) Compensation.    The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. In fiscal 2003, the Compensation Committee granted 400,000 options to executives or directors of the Company.

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

        Tax Considerations.    Beginning in 1994, the Internal Revenue Code limited the federal income tax deductibility of compensation paid to a company's Chief Executive Officer and to each of the four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. A company may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as shareholder approval). Considering current compensation plans and policies and the exercise prices of currently outstanding stock options held by the executive officers, the Compensation Committee believes that, for the near future, there is little risk that Sport-Haley will lose any significant tax deduction relating to executive compensation. At such time, if any, that the deductibility of executive compensation becomes an issue, modifications to compensation plans and policies will be considered by the Compensation Committee.

        CEO Compensation.    During fiscal 2003, Kevin M. Tomlinson served as Chief Executive Officer of the Company. In reviewing the Chief Executive Officer's compensation package, the Committee pursues the same objectives that apply for other executive officers. The Committee's overall goal is to set the Chief Executive Officer's salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chief Executive Officer, particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee believes that Kevin M. Tomlinson has exhibited exemplary leadership as the Chief Executive Officer of Sport-Haley.

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

        This report was furnished by the members of the Compensation Committee: Mark J. Stevenson; Ronald J. Norick; and, James H. Everest.

Compensation Committee Interlocks and Insider Participation

        All of the Compensation Committee members are independent directors of Sport-Haley. None of these members have ever been an officer or employee of Sport-Haley or it's former Subsidiary, nor have any of them had a relationship, which would require disclosure under the "Certain Relationship and Related Transactions" captions of any of Sport-Haley's filings with the Commission during the past three fiscal years.

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

        Set forth below is a line graph prepared by Zacks Investment Research comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) the Nasdaq US Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 1998 through June 30, 2003 (the "Measurement Period"). The graph assumes that $100 is invested in each of Sport-Haley's common stock, the Nasdaq US Market Index and the publicly traded peers on July 1, 1998 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing the difference between Sport-Haley's share price at July 1, 1998 and each June 30 of the Measurement Period by the share price at the beginning of the Measurement Period.

Comparison of 5 Year Cumulative Total Return
Among Sport-Haley, Inc., Peer Group Index and Nasdaq US Market Index

	Fiscal Year Ended June 30,
	1998	1999	2000	2001	2002	2003
Sport-Haley, Inc.	100.00	36.67	31.43	22.86	28.34	31.16
Industry Peer Group Index	100.00	88.82	84.67	75.11	75.7	71.95
Nasdaq Market Index	100.00	143.67	212.43	115.14	78.43	80.40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of September 15, 2003 by: (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Commission under Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 15, 2003
Name and Address(1)	Number of Shares(2)	Percent of Class(3)
Robert G. Tomlinson(4)	103,000	4.13%
Kevin M. Tomlinson(7)	78,334	3.10
Robert W. Haley(5)	71,616	2.87
Donald W. Jewell(7)	25,000	1.01
Patrick W. Hurley(7)	26,667	1.08
Catherine Blair(6)	35,833	1.45
Mark J. Stevenson(7)	50,000	2.00
Ronald J. Norick(8)	160,617	6.44
James H. Everest(9)	90,000	3.61
Catalyst Master Fund, L.P.(10) c/o W.S. Walker & Co. Walker House, Mary Street P.O. Box 265GT George Town, Grand Cayman, Cayman Islands	210,085	8.59
Dimensional Fund Advisors Inc.(11) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	246,900	10.10
Hillson Partners Limited Partnership(12) 6900 Wisconsin Avenue, Suite 501 Bethesda, MD 20815	274,600	11.23
Michael Cook Asset Management, Inc.(13) d/b/a Cook Mayer Taylor 5170 Sanderlin Avenue, Suite 200 Memphis, Tennessee 38117	270,675	11.07
All directors and officers as a group (Ten persons)(14)	651,067	22.58

(1)
Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.

(2)
Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after the date hereof.

(3)
All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 15, 2003.

(4)
Includes 50,000 shares subject to currently exercisable options or options which will become exercisable within 60 days and 15,000 shares owned of record by his spouse, of which shares Mr. Tomlinson disclaims beneficial ownership.

(5)
Includes 50,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(6)
Includes 33,333 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(7)
Consists solely of shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(8)
Includes 50,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(9)
Includes 50,000 shares subject to currently exercisable options.

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

(13)
Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 270,675 shares.

(14)
Includes 438,334 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Sport-Haley adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        (1)   Audit Fees. The aggregate fees billed by Hein + Associates LLP, Sport-Haley's independent auditors, during fiscal years 2003 and 2002 for the audits of Sport-Haley's annual financial statements, the reviews of Sport-Haley's quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled approximately $58,000 and $50,000, respectively.

        (2)   Audit-related Fees. The aggregate fees billed by Hein + Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of Sport-Haley's financial statements that are not included in the "Audit Fees" described above totaled approximately $7,000 and $0 for fiscal 2003 and 2002, respectively. For fiscal 2003, the audit related services consisted of an audit of the Sport-Haley, Inc. 401(k) Plan for the plan year ended December 31, 2001.

        (3)   Tax Fees. The aggregate fees billed by Hein + Associates LLP in fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning were approximately $10,000 and $19,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns, advice with regard to federal and state income tax audits and income tax planning.

        (4)   All Other Fees. Hein + Associates LLP billed no other fees in either fiscal 2003 or 2002 other than for the services reported in "Audit Fees," "Audit Related Fees" or "Tax Fees" described above.

        (5)   Audit Committee Approval Procedures. Sport-Haley's independent auditor reports to, and is engaged at the direction of, the Audit Committee, with annual approval by the shareholders. Effective May 2003, the Audit Committee implemented new procedures for the pre-approval of audit and non-audit services performed by the Company's independent auditors. The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent auditors to the Company and acts to assure that the independent auditors are not engaged to perform specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   Exhibits, Financial Statements and Financial Statement Schedules

        The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

        (1)   Financial Statements

    Report of Independent Certified Public Accountants
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Shareholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

        (2)   Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

        (3)   Exhibits

Exhibit No.		Document
*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley as filed on March 7, 1994 with the Secretary of State of the State of Colorado.
—	3.2.3	Amended and Restated By-laws of Sport-Haley as adopted January 10, 1996.
x*	3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, adopted March 15, 2002.
*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley.
#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.
x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.
III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley.
xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley.

x	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley.
x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley.
##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley.
##	10.2.8	Employment Agreement, dated June 1, 2001, by and between James A. Saxon and Sport-Haley.
##	10.2.9	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.
x	10.2.10	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.
II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association, Sport-Haley and B&L Sportswear, Inc.
##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]
x*	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.
	10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]
++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.
x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.
+	10.4.4	Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and Sport-Haley.
**	10.4.5	Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.
*/	10.5	Form of Independent Sales Representative Agreement.
+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.
—	10.10	Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.
**	21	Subsidiaries of the Registrant
***	31.1	Certification of Kevin M. Tomlinson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

***	32.1	Certifications of Kevin M. Tomlinson and Patrick W. Hurley Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*/
Incorporated by reference from Sport-Haley's Registration Statement on Form SB-2 (File No. 33-74876-D)

+
Incorporated by reference from Sport-Haley's Form 10-KSB filed October 6, 1995 (File No. 1-12888)

++
Incorporated by reference from Sport-Haley's Form 10-KSB filed September 14, 1994 (File No. 1-12888)

—
Incorporated by reference from Sport-Haley's Form 10-QSBA/1 filed February 2, 1996 (File No. 1-12888)

#
Incorporated by reference from Sport-Haley's Form 10-QSB filed on May 12, 1997 (File No. 1-12888)

x
Incorporated by reference from Sport-Haley's Form 10-KSB filed on September 29,1997 (File No. 1-12888)

**
Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888)

II
Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831)

III
Incorporated by reference from Sport-Haley's Form 10-K filed on November 3, 2000 (File No. 03374876-D)

*/-
Incorporated by reference from Sport Haley's Form 8-K filed on July 20, 2000 (File No. 1-12888)

##
Incorporated by reference from Sport-Haley's Form 10-K filed on October 9, 2001 (File No. 033-74876-D)

xx
Incorporated by reference from Sport-Haley's Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)

x*
Incorporated by reference from Sport-Haley's Form 10-K filed on September 27, 2002 (File No. 033-74876-D)

+++
Incorporated by reference from Sport-Haley's Form 8-K filed on June 13, 2003 (File No. 033-74876-D)

***
Filed herewith.

        (b)   Reports on Form 8-K

        Sport-Haley filed a report on Form 8-K on June 13, 2003, which announced that on June 12, 2003, Sport-Haley issued a news release announcing an amendment to its licensing agreement with The Top-Flite Golf Company, formerly known as Spalding Sports Worldwide, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.
September 29, 2003	By:	/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson, Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson	Chief Executive Officer (Principal Executive Officer)	September 29, 2003

/s/ ROBERT G. TOMLINSON Robert G. Tomlinson	Chairman of the Board	September 29, 2003
/s/ ROBERT W. HALEY Robert W. Haley	President	September 29, 2003
/s/ PATRICK W. HURLEY Patrick W. Hurley	Chief Financial Officer, Secretary, Treasurer and Controller	September 29, 2003
/s/ MARK J. STEVENSON Mark J. Stevenson	Director	September 29, 2003
/s/ RONALD J. NORICK Ronald J. Norick	Director	September 29, 2003
/s/ JAMES H. EVEREST James H. Everest	Director	September 29, 2003

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sport-Haley, Inc. and Subsidiary
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ending June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. and Subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

HEIN + ASSOCIATES LLP
 Denver, Colorado

September 8, 2003, except for the third paragraph of Note 11 for which the date is September 26, 2003

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,304,000	$8,428,000
Marketable securities	2,181,000	1,099,000
Accounts receivable, net of allowances of $542,000 and $256,000, respectively	4,719,000	4,135,000
Inventories	7,828,000	6,704,000
Prepaid expenses and other	737,000	702,000
Taxes receivable	120,000	1,071,000
Deferred taxes	409,000	380,000

Total current assets	20,298,000	22,519,000
Property and Equipment, net	1,014,000	787,000
Deferred Taxes	217,000	197,000
Other Assets	16,000	22,000

Total Assets	$21,545,000	$23,525,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$669,000	$1,129,000
Accrued commissions payable	278,000	329,000
Accrued payroll	72,000	74,000
Other	99,000	221,000

Total current liabilities	1,118,000	1,753,000

Commitments and Contingencies (Notes 10 and 11)
Shareholders' Equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,444,585 and 2,730,985 shares issued and outstanding, respectively	9,868,000	10,919,000
Additional paid-in capital	1,403,000	1,309,000
Retained earnings	9,156,000	9,544,000

Total shareholders' equity	20,427,000	21,772,000

Total Liabilities and Shareholders' Equity	$21,545,000	$23,525,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2003	2002	2001
Net Sales	$19,196,000	$17,099,000	$21,714,000
Cost of goods sold	11,873,000	12,915,000	15,141,000

Gross Profit	7,323,000	4,184,000	6,573,000

Other Operating Costs:
Selling, general and administrative expenses	8,026,000	6,886,000	7,967,000
Impairment of fixed assets	—	—	254,000

Total other operating costs	8,026,000	6,886,000	8,221,000

Loss From Operations	(703,000)	(2,702,000)	(1,648,000)

Other Income and (Expense):
Interest income, net	110,000	283,000	525,000
Other income	45,000	72,000	70,000
Other expense	(20,000)	(9,000)	(4,000)

Total other income	135,000	346,000	591,000

Loss From Operations Before Benefit from Income Taxes	(568,000)	(2,356,000)	(1,057,000)
Benefit from income taxes	180,000	1,383,000	291,000

Net Loss	$(388,000)	$(973,000)	$(766,000)

Net Loss Per Share:
Basic and diluted	$(0.15)	$(0.33)	$(0.22)

Weighted Average Shares Outstanding:
Basic and diluted	2,621,000	2,938,000	3,439,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balances, July 1, 2000	3,460,385	$13,108,000	$1,228,000	$11,283,000	$25,619,000
Stock option compensation	—	—	20,000	—	20,000
Repurchase of common stock	(187,400)	(587,000)	—	—	(587,000)
Net loss	—	—	—	(766,000)	(766,000)

Balances, June 30, 2001	3,272,985	12,521,000	1,248,000	10,517,000	24,286,000
Stock option compensation	—	—	61,000	—	61,000
Repurchase of common stock	(542,000)	(1,602,000)	—	—	(1,602,000)
Net loss	—	—	—	(973,000)	(973,000)

Balances, June 30, 2002	2,730,985	10,919,000	1,309,000	9,544,000	21,772,000
Stock option compensation	—	—	94,000	—	94,000
Repurchase of common stock	(286,400)	(1,051,000)	—	—	(1,051,000)
Net loss	—	—	—	(388,000)	(388,000)

Balances, June 30, 2003	2,444,585	$9,868,000	$1,403,000	$9,156,000	$20,427,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(388,000)	$(973,000)	$(766,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	354,000	524,000	774,000
Impairments and write-downs	259,000	1,274,000	1,126,000
Deferred taxes and other	(49,000)	(254,000)	(92,000)
Provisions for doubtful accounts and sales returns	484,000	274,000	65,000
Common stock options	94,000	61,000	20,000
Gain/loss on disposal of assets	20,000	21,000	—
Changes in assets and liabilities:
Accounts receivable	(1,068,000)	798,000	(478,000)
Inventory	(1,383,000)	1,186,000	(377,000)
Prepaid expenses	(34,000)	(122,000)	224,000
Taxes receivable	950,000	(683,000)	61,000
Other assets	(2,000)	(131,000)	150,000
Accounts payable	(460,000)	675,000	(394,000)
Accrued commissions and other expenses	(175,000)	(19,000)	125,000

Net cash provided by (used in) operating activities	(1,398,000)	2,631,000	438,000

Cash Flows from Investing Activities:
Purchase of fixed assets	(611,000)	(99,000)	(184,000)
Maturities (purchases) of marketable securities	(1,076,000)	2,799,000	(1,931,000)
Proceeds from the disposal of fixed assets	12,000	286,000	1,000

Net cash provided by (used in) investing activities	(1,675,000)	2,986,000	(2,114,000)

Cash Flows from Financing Activities:
Repurchases of common stock	(1,051,000)	(1,602,000)	(587,000)

Net cash used in financing activities	(1,051,000)	(1,602,000)	(587,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,124,000)	4,015,000	(2,263,000)
Cash and Cash Equivalents, Beginning of year	8,428,000	4,413,000	6,676,000

Cash and Cash Equivalents, End of year	$4,304,000	$8,428,000	$4,413,000

Supplemental Cash Flow Information:
Cash receipts for:
Income tax refunds	$1,066,000	$556,000	$510,000

Cash payments for:
Interest	$9,000	$29,000	$6,000

Income taxes	$—	$145,000	$246,000

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

        Reclassification—Certain prior amounts have been reclassified to conform with the year 2003 presentation.

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

        Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the Company's fourth fiscal quarter (Note 5) as an adjustment to reserves for inventory obsolescence. Changes in the reserves for inventory obsolescence are reflected in cost of goods sold during the periods in which the reserve is recorded and the impaired inventory is sold, respectively. Changes in the reserves for inventory obsolescence totaling ($895,000), $479,000 and $1,126,000 were included in the costs of goods sold for the years ended June 30, 2003, 2002 and 2001, respectively.

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

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying amount to determine whether a write-down to market value or discounted cash flow value were required. At June 30, 2003, management believes the Company has no long-lived assets that require a write-down to market or discounted cash flow.

        Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in

Financial Statements," as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is determinable and fixed; and, (4) collectibility is reasonably assured. During fiscal 2001 the Company implemented limited consignment programs with certain of its customers. The Company recognizes revenue on its consignment sales at the time of collection from the Company's customer. Consigned inventories totaled $0 and $8,000 at June 30, 2003 and 2002, respectively. On a limited basis, the Company also offers the right of return for certain inventory, for which the Company estimates a return allowance.

        Advertising—The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at June 30, 2003, 2002 or 2001. Advertising expense was $652,000, $506,000, and $585,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

        Deferred Taxes—Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense equals taxes payable for the period plus the net change during the period in deferred tax assets and liabilities.

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

        At June 30, 2003, the Company had a receivable balance of $61,000 related to an audit by the Canadian Customs & Revenue Agency. The receivable represents the Company's deposit with the agency in an amount equal to the disputed initial audit assessment by the agency. The Company paid the deposit in accordance with Canadian regulations and has filed a formal dispute with the Canadian agency. The Company considers the $61,000 deposit to be fully recoverable, and no allowance has been recorded with respect to the receivable at June 30, 2003.

        Certain Risks and Concentrations—The Company's operations consist of the designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 2003, 2002 and 2001, the majority of the Company's receivables were from customers in the golfing industry. The Company performs on-going credit evaluations, and management believes that the Company maintains adequate allowance for potential credit losses.

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

        In 2003 and 2002, the Company purchased significant amounts of its finished apparel from two separate foreign suppliers. If the Company were to lose or terminate the services of either of these significant suppliers, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting the Company's results of operations. In 2003, the Company purchased 40% and 14% of its finished apparel from two foreign suppliers, respectively. Comparatively, the Company purchased 31% and 11% of its finished apparel from the same suppliers in 2002.

        In 2003, the Company purchased significant amounts of its component inventories from six separate foreign and domestic suppliers. If the Company were to lose or terminate the services of any of these significant suppliers, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting the Company's results of operations. In 2003, the Company purchased from 10% to 16% of its component inventories from each of six separate foreign and domestic suppliers, respectively.

        Statements of Cash Flows—For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

        Recent Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statements of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and, 5) financial statement disclosures. SFAS 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt SFAS 143 on July 1, 2003, as required. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position or results of its operations.

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

        In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-

based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or (b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148 in these financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate variable interest entities if the company is a primary beneficiary (holds a majority of the variable interest) of the variable interest entity, and the variable interest entity possesses specific characteristics. FIN 46 also requires additional disclosure for parties involved with variable interest entities. The provisions of FIN 46 are effective in 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of its operations.

        In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

        Financial Instruments—The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

        Comprehensive Income (Loss)—Comprehensive income is defined as all changes in shareholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. The Company had no items of other comprehensive income at June 30, 2003, 2002, or 2001.

        Net Income (Loss) Per Share—Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses incurred in 2003, 2002 and 2001, basic and diluted earnings per share were the same.

        Stock-Based Compensation—As permitted under the Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

        Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

	2003	2002	2001
Net loss—as reported	$(388,000)	$(973,000)	$(766,000)
Effect of employee stock-based compensation included in reported net loss	59,000	39,000	10,000
Effect of employee stock-based compensation per SFAS 123	(275,000)	(254,000)	(115,000)

Net loss applicable to common stock -pro forma	$(604,000)	$(1,188,000)	$(871,000)

Basic and Diluted:
Loss per share—as reported	$(0.15)	$(0.33)	$(0.22)
Effect of employee stock-based compensation included in reported net loss	0.02	0.01	0.00
Effect of employee stock-based compensation per SFAS 123	(0.10)	(0.08)	(0.03)

Net loss applicable to common stock-pro forma	$(0.23)	$(0.40)	$(0.25)

        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest	2.2%	3.5%-4.4%	3.5%-6.5%
Expected life	3 years	3 years	5-10 years
Expected volatility	46.0%	46.1%	32%-54.5%
Expected dividend	—	—	—

        The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

2. Fair Value of Financial Instruments:

        The carrying values of financial instruments, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

3. Cash and Cash Equivalents:

        Cash and cash equivalents consist of the following at June 30:

	2003	2002
Cash in banks	$1,191,000	$1,380,000
Short-term securities with maturities of three months or less	3,113,000	7,048,000

	$4,304,000	$8,428,000

4. Inventories:

        Inventories consist of the following at June 30:

	2003	2002
Component inventories	$673,000	$548,000
Finished goods inventories	7,155,000	6,156,000

	$7,828,000	$6,704,000

5. Fourth Quarter Adjustments:

        The Company typically evaluates obsolescence of its inventories at or near the end of its fourth fiscal quarter each year. Component and finished goods inventories are written down to market values as adjustments to reserves for inventory obsolescence. The Company recorded component and finished goods inventories write-downs totaling $259,000, $1,274,000 and $1,126,000 during the fourth quarters of its fiscal years 2003, 2002 and 2001, respectively.

6. Property and Equipment:

        Property and equipment are recorded at cost and are comprised of the following at June 30:

	2003	2002
Plant equipment	$1,334,000	$1,329,000
Leasehold improvements	404,000	375,000
Furniture, fixtures and computer software and equipment	2,261,000	2,109,000
Other	61,000	46,000

	4,060,000	3,859,000
Less accumulated depreciation, amortization, and impairment	(3,046,000)	(3,072,000)

	$1,014,000	$787,000

        Depreciation and amortization expense at June 30, 2003, 2002, and 2001 was $351,000, $524,000, and $774,000, respectively.

7. Line of Credit Agreement:

        The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, which was renewed through December 5, 2003, provides for interest at 1/2% below the bank's prime rate. The agreement provides for a maximum loan amount of $7,000,000 to Sport-Haley collateralized by a lien on substantially all of the Company's assets. The Company generally maintains its line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. The Company did not have any balances due on the line of credit at June 30, 2003 and 2002, respectively.

        At June 30, 2003 and 2002, the Company had outstanding letters of credit of approximately $2,491,000 and $2,264,000, respectively. Outstanding letters of credit reduce the amount available for borrowing under the Company's line of credit agreement.

8. Acquisition and Disposition:

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

        These capital stock transactions were accounted for using the purchase method of accounting. The Company included the operations of B&L in its consolidated financial statements upon the Company's purchase of the 52% interest in B&L.

        In August 2001, the Company closed the manufacturing plant formerly operated by B&L. At that time, B&L ceased all business operations and had no employees. In September 2001, substantially all of B&L's remaining assets were sold at a public auction. In May 2002, the Company formally dissolved B&L Sportswear, Inc.

9. Income Taxes:

        The differences between the U.S. Federal statutory rate and the Company's effective rate are as follows at June 30:

	2003	2002	2001
U.S. Federal statutory rate	$(194,000)	$(764,000)	$(359,000)
State income taxes	(28,000)	(118,000)	(32,000)
Change in deferred tax valuation allowance	35,000	(135,000)	52,000
Permanent differences from liquidation of B&L	—	(358,000)	—
Permanent differences and other	7,000	(8,000)	48,000

Total tax benefit (current and deferred)	$(180,000)	$(1,383,000)	$(291,000)

        The components of income tax expense (benefits) are as follows at June 30:

	2003	2002	2001
Federal	$(135,000)	$(1,131,000)	$(193,000)
State	4,000	2,000	—
Deferred	(49,000)	(254,000)	(98,000)

	$(180,000)	$(1,383,000)	$(291,000)

        The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2003		2002
	Current	Long-Term	Current	Long-Term
Deferred tax liability	$—	$(127,000)	$—	$(130,000)
Deferred tax asset	409,000	491,000	380,000	439,000

Net deferred tax asset before valuation allowance	409,000	364,000	380,000	309,000
Valuation allowance	—	(147,000)	—	(112,000)

	$409,000	$217,000	$380,000	$197,000

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2003			2002
	Temporary Difference	Current	Long- Term	Temporary Difference	Current	Long- Term
Allowance for doubtful accounts	$316,000	$117,000	$—	$76,000	$28,000	$—
Reserve for sales returns	226,000	84,000	—	180,000	67,000	—
Prepaid expenses	413,000	153,000	—	620,000	230,000	—
Accrued vacation	89,000	33,000	—	89,000	33,000	—
Accumulated depreciation and impairment	342,000	—	(127,000)	352,000	—	(130,000)
Stock options	485,000	—	180,000	392,000	—	145,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventories	60,000	22,000	—	60,000	22,000	—
State net operating losses	4,835,000	—	224,000	4,481,000	—	207,000

Net deferred tax asset before valuation allowance		409,000	364,000		380,000	309,000
Valuation allowance		—	(147,000)		—	(112,000)

		$409,000	$217,000		$380,000	$197,000

        The valuation allowances for fiscal 2003, 2002 and 2001 partially offset the deferred tax assets with respect to stock options and an unrealized loss on an investment.

10. Operating Leases:

        The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2006.

        Rent expenses for the years ended June 30, 2003, 2002, and 2001 were $264,000, $307,000, and 320,000, respectively, of which $0, $32,000, and $65,000 pertained to the B&L lease.

        The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2003 are as follows:

Years Ending June 30,	Amount
2004	$223,000
2005	230,000
2006	233,000
2007	78,000

$764,000

11. Commitments and Contingencies:

        Potential Claims—In the fiscal year ending June 30, 2000, the Company restated previously issued financial statements. In October 2001, a former shareholder of the Company commenced a putative class action lawsuit against Sport-Haley, Inc. and three of its officers and directors (the "Defendants"). The Defendants maintain their belief that the lawsuit is without merit. The Defendants filed a motion to dismiss, which was denied by the court. Subsequently, the Plaintiffs and the Defendants have conducted limited discovery. Based upon information that is currently available, the Company's management cannot reasonably estimate the amount of damages, if any, that might be awarded to the Plaintiffs and the class, if the action were to be certified by the court as a class action and if the lawsuit were to be determined in favor of the Plaintiffs.

        In March 2001, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Also, counsel to the former auditors advised the Company that the former auditors may file certain claims against the Company, possibly including allegations of unpaid fees. Neither the Company nor its former auditors have yet filed any legal action to assert any of these claims. Based upon the information that is currently available, management does not believe that the impact, if any, that might be awarded to the former auditors, if they were to initiate a formal action against the Company, would have a material adverse effect upon the Company's financial position or results of its operations.

        In September 2003, the United States Securities and Exchange Commission (the "Commission") filed suit in the United States District Court for the District of Colorado against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the "Defendants"). The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-Haley's fiscal years 2000, 1999 and 1998. The complaint alleges that Sport-Haley violated §17(a) of the Securities Act of 1933 (the "Securities Act"), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and various other rules promulgated thereunder. The complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted Sport-Haley's violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission's suit primarily relates to errors in Sport-Haley's previously issued financial statements that Sport-Haley previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants intend to vigorously defend the Commission's allegations, which the Defendants believe are without merit. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that the Company will incur defending the Commission's allegations. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties that Sport-Haley might be required to pay, and other relief, could negatively impact Sport-Haley's financial position and the results of its operations.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business. Based upon the information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect the Company's financial position or results of its operations.

        Touring Professionals—In accordance with marketing agreements, the Company agrees to provide certain touring professionals with clothing and to pay them specified amounts in cash, based upon the professionals' individual performances in PGA sponsored tour events. Pursuant to the terms of these agreements, the Company provided clothing to several tour professionals and paid $10,000 in cash to one tour professional during the year ended June 30, 2003.

        Employment Agreements—The Company maintains several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. During the year ended June 30, 2003, employment and non-compete agreements provided for minimum salary levels totaling $950,000 per year, excluding discretionary bonuses and severance payments upon termination of employment without cause.

        Licensing Agreements—In May 2001, the Company entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") for the rights to market a line of men's premium golf apparel under the Ben Hogan® brand name. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. ("Top-Flite Golf").

        In July 2002, the Company and Spalding agreed to amend the licensing agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original licensing agreement had previously granted the Company the right to market Ben Hogan® apparel within the United States. The Company paid Spalding $50,000 in cash and an additional retail value of $50,000 in finished goods (at a cost to the Company of approximately $29,000) for the rights to market Ben Hogan® apparel for a five year period ending December 31, 2006.

        In June 2003, the Company and Top-Flite Golf agreed to amend the licensing agreement to grant the Company the right to market lines of golf apparel under the Top-Flite® brand name within the United States, Sweden, Mexico and various Caribbean countries. The Company paid Top-Flite $25,000 in cash for the rights to market Top-Flite® apparel for the balance of the licensing period ending December 31, 2006.

        The Company records royalty payments governed by the Top-Flite Golf licensing agreement as selling costs in the periods when such sales are recognized. Royalty payments with respect to licensing agreements totaled $322,000 and $56,000 for fiscal years 2003 and 2002, respectively.

12. Shareholders' Equity:

        Repurchase of Common Stock—As of June 30, 2003, the Company's Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock. Through June 30, 2003, the Company repurchased a total of 2,512,800 shares of its common stock at a cost of approximately $13,488,000.

        Preferred Stock—The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2003, the Company had no preferred stock issued or outstanding.

        Common Stock Options—In March 1993, the Company adopted a Stock Option Plan (the "Plan"). The Plan, as originally adopted, provided for the reservation of 750,000 shares of the Company's common stock for issuance pursuant to the Plan. Since its adoption, as a result of various actions, the number of shares reserved for issuance under the Plan increased to 2,150,000 shares. The Plan expired by its terms in February 2003.

        Under the Plan, the Company could grant to employees, directors and consultants of the Company, and any subsidiary thereof, options to purchase common stock. Generally, granted options vest over three years, are granted at fair market value on the date of grant, expire 10 years from that date, are non-transferable and cannot be exercised for a period of one year from the date of grant. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determined the optionee, number of options granted and exercise periods. Option agreements issued in accordance with the Plan prior to its expiration in February 2003 will generally remain in force until the earlier of their exercise, their expiration or the termination of an employment relationship with the Company.

        In January 2003, the Compensation Committee granted to certain officers and directors the options to cumulatively purchase 400,000 shares of the Company's stock with an exercise price of $2.71 per share.

        At June 30, 2003, the Company had outstanding options to purchase 1,277,697 shares of common stock at prices ranging from $2.50 to $9.78 with expiration dates between fiscal 2004 and fiscal 2013. No options were exercised in fiscal 2003.

        Activity under the Company's Plan is set forth below:

	Employees			Non-Employees
Option Balances	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
June 30, 2000	475,501	$6.71	$3.00 - $10.63	72,380	$7.26	$2.50 - $9.78
Granted	25,000	$3.00	$3.00	10,000	$3.00	$3.00
Canceled	(65,500)	$6.74	$3.00 - $9.25	—	—	—

June 30, 2001	435,001	$6.48	$3.00 - $10.63	82,380	$6.74	$2.50 - $9.78
Granted	548,000	$3.36	$3.00 - $3.60	7,000	$3.00	$3.00
Canceled	(88,500)	$6.92	$3.00 - $8.63	(4,923)	$7.75	$7.75

June 30, 2002	894,501	$4.44	$3.00 - $8.63	84,457	$6.37	$2.50 - $9.78
Granted	400,000	$2.71	$2.71	—	—	—
Canceled	(99,501)	$8.63	$8.63	(1,760)	$2.50	$2.50

June 30, 2003	1,195,000	$3.50	$2.71 - $8.63	82,697	$6.45	$2.50 - $9.78

        Options vest as follows:

	Employees			Non-Employees
Vesting	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Vested as of June 30, 2002	200,334	$5.65	$3.00 - $8.63	69,030	$7.14	$2.50 - $9.78
Vested during
2003	233,330	$3.26	$3.00 - $3.60	5,666	$3.00	$3.00
2004	322,338	$3.06	$3.00 - $3.60	5,668	$3.00	$3.00
2005	305,666	$3.07	$3.00 - $3.60	2,333	$3.00	$3.00
2006	133,332	$2.71	$2.71	—	—	—

Totals	1,195,000	$3.50	$2.71 - $8.63	82,697	$6.45	$2.50 - $9.78

        If not exercised earlier, options outstanding as of June 30, 2003 will expire as follows:

	Employees			Non-Employees
Expiration	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Expiring during
2004	20,000	$8.50	$8.50	12,250	$2.50	$2.50
2005	—	—	—	16,947	$7.75	$7.75
2006	—	—	—	10,000	$9.25	$9.25
2007	75,000	$8.63	$8.63	10,000	$7.56	$6.50 - $8.63
2008	—	—	—	7,500	$8.63	$8.63
2009	—	—	—	9,000	$9.78	$9.78
2010	133,000	$3.00	$3.00	—	—	—
2011	25,000	$3.00	$3.00	10,000	$3.00	$3.00
2012	542,000	$3.33	$3.00 - $3.60	7,000	$3.00	$3.00
2013	400,000	$2.71	$2.71	—	—	—

Totals	1,195,000	$3.50	$2.71 - $8.63	82,697	$6.45	$2.50 - $9.78

        Included in the Company's net income (loss) for the year ended June 30, 2001 are charges of approximately $20,000, which are a result of applying SFAS 123, "Accounting for Stock-Based Compensation," to non-employees. In 2003 and 2002, no SFAS 123 non-employee stock option expense was recorded.

        The Company issued 400,000 options in fiscal 2003 at approximately 85% of market price and 304,000 options in fiscal 2002 at approximately 80% of market price with weighted average fair values of $1.24 and $1.71, respectively. All other options were granted at exercise prices that approximated the market prices on the dates of grant. The weighted average fair values of options granted during fiscal 2002, and 2001 were $1.07, and $1.69, per share, respectively for those options issued with exercise prices approximating stock prices at the dates of grant.

        Since its fiscal year 1997, the Company has followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company. The Company follows APB 25 for all grants of stock options to its employees. Generally, all stock options granted to the Company's employees, pursuant to the Plan, are not compensatory. During fiscal 2003 and 2002, the Company recognized $94,000 and $61,000, respectively, in compensation expense related to the granting of options to its employees. No compensation cost was recognized for stock options granted to employees under the Plan for fiscal 2001.

13. Net Income (Loss) Per Share:

        In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. In 2003, 2002 and 2001, due to the Company's net losses, all options, totaling 1,277,697, 978,958 and 529,881, respectively, were antidilutive and therefore excluded from the earnings (loss) per share calculations.

14. Retirement Plan:

        In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company of $0.25 on the dollar for employee deferrals of the first 5% of a participating employee's annual compensation. For the years ended June 30, 2003, 2002, and 2001, the Company contributed $19,000, $19,000 and $11,000, respectively, to the 401(k) Plan accounts of Company employees.

Schedule II

Sport-Haley, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
June 30,
2001	$62,000	$65,000	$—	$(47,000	)(1)	$80,000
2002	$80,000	$183,000	$—	$(187,000	)(1)	$76,000
2003	$76,000	$437,000	$—	$(197,000	)(1)	$316,000
Allowance for Sales Returns
June 30,
2001	$68,000	$1,115,000	$—	$(1,089,000	)(2)	$94,000
2002	$94,000	$1,127,000	$—	$(1,041,000	)(2)	$180,000
2003	$180,000	$1,084,000	$—	$(1,038,000	)(2)	$226,000

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
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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