Form 10-Q
period 2003-09-30
SPORT HALEY INC
filed 2003-11-19
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, no par value	2,444,585

SPORT-HALEY, INC.

BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$3,424,000	$4,304,000
Marketable securities	2,294,000	2,181,000
Accounts receivable, net of allowances of $467,000 and $542,000, respectively	3,880,000	4,719,000
Inventories	9,424,000	7,828,000
Other current assets	729,000	737,000
Taxes receivable	120,000	120,000
Deferred taxes	362,000	409,000

Total current assets	20,233,000	20,298,000

Property and equipment, net	1,061,000	1,014,000
Deferred taxes	353,000	217,000
Other assets	15,000	16,000

	$21,662,000	$21,545,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$908,000	$669,000
Accrued commissions and other expenses	457,000	449,000

Total current liabilities	1,365,000	1,118,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,444,585 shares issued and outstanding	9,868,000	9,868,000
Additional paid-in capital	1,434,000	1,403,000
Retained earnings	8,995,000	9,156,000
Total shareholders’ equity	20,297,000	20,427,000

	$21,662,000	$21,545,000

***  Taken from the audited balance sheet at that date

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$4,312,000	$3,781,000

Cost of goods sold	2,672,000	2,303,000

Gross profit	1,640,000	1,478,000

Selling, general and administrative expense	1,945,000	1,790,000

Loss from operations	(305,000)	(312,000)

Other income, net	54,000	43,000

Loss before benefit from income taxes	(251,000)	(269,000)

Benefit from income taxes	90,000	96,000

Net loss	$(161,000)	$(173,000)

Basic and diluted loss per common share	$(0.07)	$(0.06)

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(161,000)	$(173,000)

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	82,000	90,000
Deferred taxes and other	(90,000)	4,000
Allowance for doubtful accounts	30,000	55,000
Common stock options	31,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	824,000	785,000
Inventory	(1,596,000)	(973,000)
Other assets	10,000	69,000
Taxes receivable	—	(85,000)
Accounts payable	239,000	(573,000)
Accrued commissions and other expenses	8,000	(125,000)

Net cash used by operating activities	(623,000)	(926,000)

Cash flows from investing activities:
Redemptions of held to maturity investments	623,000	—
Purchases of held to maturity investments	(752,000)	(329,000)
Purchase of fixed assets	(128,000)	(20,000)

Net cash used by investing activities	(257,000)	(349,000)

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Repurchase of common stock	$—	$—

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(880,000)	(1,275,000)

Cash and cash equivalents, beginning	4,304,000	8,428,000

Cash and cash equivalents, ending	$3,424,000	$7,153,000

Supplemental disclosure of cash flow information:
Cash received during the period for:
Income taxes	$—	$81,000

Cash paid during the period for:
Income taxes	$—	$61,000

Interest	$—	$9,000

See accompanying notes to consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1                                        CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Sport-Haley, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of American have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s annual audited financial statements dated June 30, 2003, included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

NOTE 2                                        INVENTORIES

	September 30, 2003	June 30, 2003
Inventories consisted of the following:
Component	$492,000	$673,000
Finished goods	8,932,000	7,155,000

	$9,424,000	$7,828,000

NOTE 3                                        COMMITMENTS AND CONTINGENCIES

At September 30, 2003, the Company had approximately $1,014,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 4                                        REPURCHASE OF COMMON STOCK

As of September 30, 2003, the Company’s Board of Directors had authorized the repurchase of up to 2,520,000 shares of the Company’s issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

From the inception of the repurchase plan through September 30, 2003, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000.

NOTE 5                                        COMMON STOCK OPTIONS

The Company’s Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements, issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the termination of a grantee’s employment or other relationship with the Company or expiration by their terms.

At September 30, 2003, there were outstanding options to purchase 1,210,197 shares of the Company’s common stock at exercise prices ranging from $2.50 to $9.78 per share and expiration dates between November 2003 and January 2013.

If the Company had accounted for its stock-based compensation plan in accordance with Statements of Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per common share would have been reported as follows:

	Three Months Ended September 30,
	2003	2002
Net loss - as reported	$(161,000)	$(173,000)
Effect of employee stock-based compensation included in reported net loss	19,000	—
Effect of employee stock-based compensation per SFAS 123	(66,000)	(40,000)
Net loss applicable to common stock - pro forma	$(208,000)	$(213,000)

Basic and Diluted:
Loss per share - as reported	$(0.07)	$(0.06)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.00
Per share effect of employee stock-based compensation per SFAS 123	(0.03)	(0.02)
Loss per share applicable to common stock - pro forma	$(0.09)	$(0.08)

NOTE 6                                        EARNINGS PER SHARE

The Company adopted the provisions of Statements of Financial Accounting Standards Number 128, Earnings per Share, (SFAS 128) effective with the year ended June 30, 1998. SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share:

	Three Months ended September 30, 2003
	Net Loss	Weighted Average Shares	Per Share
Earnings (Loss) Per Common Share

Basic loss per share	$(161,000)	2,444,585	$(0.07)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(161,000)	2,444,585	$(0.07)

	Three Months ended September 30, 2002
	Net Loss	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(173,000)	2,730,985	$(0.06)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(173,000)	2,730,985	$(0.06)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Company’s Notes to the Consolidated Financial Statements included in its Report on 10-K for the year ended June 30, 2003, which was filed with the SEC on September 29, 2003. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

The Company’s management has significantly improved controls with respect to the amount of finished goods inventories that are anticipated to remain at the end of each selling season. The Company typically evaluates obsolescence and other impairments of its inventories at or near the end of its fourth fiscal quarter each year. At that time, the Company writes down its component and finished goods inventories to market values by adjusting its reserves for inventory obsolescence accordingly. While management believes that the Company’s processes produce a fair valuation of inventories, detrimental changes in general economic conditions or in the golf apparel industry could materially affect valuation of the Company’s inventories.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to net operating loss carryforwards for federal and state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. The Company has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. Management periodically reviews and adjusts those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon the future operating results of the Company, actual recoverability of deferred tax assets may differ materially from management’s estimates.

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

The Company records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company’s selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and the percentage of the Company’s customers that refuse receipt of merchandise at the time of delivery has increased in recent periods. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the Company’s allowance for sales returns. Significant changes in general economic or industry conditions may yield sales returns that differ materially from management’s estimates.

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company’s working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Cash and cash equivalents plus marketable securities decreased since June 30, 2003 by approximately $767,000. Working capital at September 30, 2003 was approximately $18,868,000 and was approximately $19,180,000 at June 30, 2003.

Net accounts receivable decreased by approximately $839,000 to $3,380,000 at September 30, 2003, from approximately $4,719,000 at June 30, 2003. Because the Company’s net sales for its first (September 30) fiscal quarter are usually less than its net sales for its fourth (June 30) fiscal quarter, net accounts receivable usually decrease during its first fiscal quarter. Due to the combination of many factors, during the fiscal quarter ended September 30, 2003, operating activities used cash of approximately $623,000.

Since June 30, 2003, inventories increased by approximately $1,596,000 to $9,424,000 at September 30, 2003, from $7,828,000 at June 30, 2003. The approximately 20% increase in inventories primarily consisted of comparative increases in: (a) pending deliveries of ocean shipments of finished goods from foreign suppliers; (b) closeout inventories of prior seasons’ women’s apparel; and, (c) Ben Hogan® apparel collections. Pending ocean deliveries of finished goods totaled approximately $1,488,000 at September 30, 2003 and $195,000 at June 30, 2003. Closeout inventories of prior seasons’ women’s apparel increased primarily because the war in Iraq impacted late spring bookings and spring sales of women’s apparel greater than it impacted similar bookings and sales of men’s apparel. Management revised its inventory requirements and adjusted reorder quantities, when possible, to minimize the excess inventories relating to the spring selling season. The increase in Ben Hogan® finished goods inventories was necessary to support the continued increase in sales of Ben Hogan® apparel collections.

The Company’s continued reliance on foreign suppliers sustains the risk that the Company’s revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company’s predominant reliance upon foreign suppliers, and significant reliance on two separate foreign suppliers, also sustains the risk that the Company could be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

For the three months ended September 30, 2003, the Company spent approximately $128,000 for the purchase of property and equipment, and approximately $82,000 in depreciation and amortization was charged to current operations. The property and equipment purchases consisted primarily of implementation costs for new comprehensive operations software that the Company expects to be fully operational at or near the end of December 2003. During the same three-month period, investing activities used cash of approximately $257,000, due to the purchases and redemptions of held-to-maturity federally insured marketable securities combined with the property and equipment purchases.

Accounts payable and accrued expenses increased by approximately $247,000 since June 30, 2003. The net increase in current liabilities was primarily related to the accrued costs of in-transit ocean shipments of finished goods inventories. The Company’s other trade accounts and sales commissions payable are generally lower at the end of its first fiscal quarter, when compared with the previous June 30 balances each year. A decrease in sales commissions payable at the end of the first fiscal quarter is consistent with the lower comparative sales volumes typically recorded during the Company’s first (September 30) fiscal quarter as compared with its fourth (June 30) fiscal quarter.

Total shareholders’ equity decreased by approximately $130,000 for the fiscal quarter. The decrease was comprised of the net loss for the fiscal quarter combined with the equity effect of stock-based compensation expense for the fiscal quarter. Book value per share decreased by approximately $0.06 to $8.30 per share at September 30, 2003 as compared with $8.36 per share at June 30, 2003.

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, with disproportionately higher sales occurring from January through June, which are the Company’s third and fourth quarters of each fiscal years.

Net sales for the first fiscal quarter ended September 30, 2003, were approximately $4,312,000, an increase of approximately $531,000, or 14%, from net sales of $3,781,000 for the same quarter in the prior fiscal year. Management attributes the increase in net sales to the continued growth of Ben Hogan® apparel collections within upscale golf apparel markets. Net sales of Ben Hogan® apparel were approximately $1,326,000 and $637,000 for the fiscal quarters ended September 30, 2003 and 2002, respectively. The overall percentage of net sales relating to Ben Hogan® apparel is indicative of the Company’s efforts to increase revenues associated with the licensing agreement with The Top Flite Golf Company for such apparel. The trend indicating an increasing relative percentage of sales relating to licensed apparel sustains a risk of loss in the event the licensing agreement were to be terminated by either party. The Company continues to direct its marketing efforts with the goals of increasing sales within established distribution channels and creating new market opportunities for both its HALEY® and Ben Hogan® product lines. Based upon bookings as of October 31, 2003 for shipments after that date, management expects the Company’s sales trend to continue to show improvement throughout the current fiscal year.

The Company’s gross profit, as a percentage of net sales, was 38% for the quarter ended September 30, 2003, and 39% for the same quarter in the prior fiscal year. The relatively equivalent gross profit percentages are reflective of management’s continual efforts to source finished apparel at competitive prices from foreign suppliers and to maximize revenues with respect to closeout inventories that must be marketed at reduced selling prices.

Selling, general and administrative expenses increased by approximately $155,000, or 9%, to approximately $1,945,000 for the fiscal quarter ended September 30, 2003, from $1,790,000 for the same quarter in the prior fiscal year. The increase was primarily attributable to increasing selling, general and administrative expenses with respect to Ben Hogan® apparel which included increases in sales commissions and royalties payable on higher net sales and severance compensation paid to a former executive. Management continually monitors the Company’s business operations to operate as efficiently as possible while attempting to expand its sales growth opportunities. While the total expenses increased when comparing the fiscal quarters, as a percentage of sales, selling, general and administrative costs decreased for the fiscal quarter ended September 30, 2003 when compared with the same quarter in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenditures were approximately 45% and 47% for the quarters ended September 30, 2003 and 2002, respectively.

Other income, net, increased by approximately $11,000, or 26%, to $54,000 for the quarter ended September 30, 2003, from approximately $43,000 for the same quarter in the prior fiscal year. The primary component of other income consists of interest earned on cash equivalents and federally insured marketable securities. Interest rates earned on such investments have remained at near historical lows over the last twelve months.

Loss before benefit from income taxes for the fiscal quarter ended September 30, 2003, was approximately ($251,000), an improvement of $18,000 or 7%, as compared with ($269,000) for the same quarter in the prior fiscal year.

The Company’s effective tax rate was (36%) for the fiscal quarters ended September 30, 2003 and 2002. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

For the fiscal quarter ended September 30, 2003, net loss improved by approximately $12,000 or 7% when compared to the same three-month period in the prior fiscal year. Net loss approximated ($161,000) and ($173,000) for the fiscal quarters ended September 30, 2003 and 2002, respectively. The improvement was primarily the result of the increase in net sales with respect to Ben Hogan® apparel.

Both the basic and diluted losses per share were ($0.07) for the quarter ended September 30, 2003. Both the basic and diluted losses per share were ($0.06) for the same quarter in the prior fiscal year.

SPORT-HALEY, INC.

ITEM 4  CONTOLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company’s disclosure controls and procedures were effective in ensuring that: (a) all material information relating to the Company, required to be disclosed in this report, has been made known to management in a timely manner; and, (b) information was recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and regulations.

(b)  Changes in Internal Controls Over Financial Reporting

During the first quarter of fiscal 2004, the Company did not institute any significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that the Company continued the implementation of new management information software. Management believes that, when fully utilized, the new system will significantly improve the Company’s internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventory management. The new software is expected to be operational at or near the end of the second quarter of fiscal 2004.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While the Company’s control systems provide a reasonable assurance level, the design of its control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1                         LEGAL PROCEEDINGS

As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the “Defendants”). Pursuant to a settlement conference, on November 7, 2003, the parties to the class action reached a preliminary agreement to settle the action against all parties and began drafting a Memorandum of Understanding to set forth the parties’ agreement in principle. Under the contemplated settlement, which is subject to further agreement between the parties, court approval and other contingencies, the Defendants will pay to the class a total of $1,000,000. The settlement amount is expected to be derived from proceeds of the Defendants’ liability insurance coverage. Although the Defendants believe that it is probable that the parties will complete formal documentation of the settlement agreement, and that the settlement will be approved by the court, there can be no assurance that completion of the settlement or court approval will occur. In the event that the settlement is not completed, the litigation will continue. The Defendants continue to maintain that they have meritorious defenses to the class action claims, but have agreed to the settlement for practical and other reasons. The Defendants have incurred significant costs and expenses, including the uses of Company resources and executive time, defending the class action. Of those expenses, a considerable portion is not recoverable by applicable insurance. If the settlement is not completed and approved, such unrecoverable expenses may continue to negatively impact the Company’s financial position and the results of its operations.

As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the “Defendants”). The Commission filed an amended complaint on October 29, 2003, which added one of the Company’s former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for the Company’s fiscal years 2000, 1999 and 1998. The complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder. The complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company’s violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in the Company’s previously issued financial statements that the Company previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. None of the Defendants have filed an answer to the allegations of the Complaint.

The Defendants intend to vigorously defend the Commission’s allegations, which the Defendants believe are without merit. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that the Company will incur defending the Commission’s allegations. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that the Company might be required to pay could negatively impact the Company’s financial position and the results of its operations.

As previously reported, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Further, counsel to the former auditors has advised the Company that the former auditors may bring certain claims against the Company. Management believes that the claims threatened by the former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither the Company nor its former auditors have yet filed any legal action to assert any of these claims. As of September 30, 2003, the Company had cumulatively incurred approximately $649,000 in expenses related to the restatements of its financial statements and material quarterly information, the investigation by the Commission and the class action lawsuit noted above.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position the Company or the results of its operations.

ITEM 5                         OTHER INFORMATION

During the fiscal quarter ended September 30, 2003, the Compensation Committee of the Board of Directors met to discuss adjustments to the annual salaries of certain of the Company’s executives. The Compensation Committee suggested an increase in the annual salary for one of the Company’s Named Officers, as described in Item 11 of the Company’s Form 10-K for the year ended June 30, 2003. Accordingly, the Company increased the annual salary paid to its Senior Vice President to $150,000 per year.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(A)          EXHIBITS

Exhibit 31.1 – Certification of Kevin M. Tomlinson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 – Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 – Certifications of Kevin M. Tomlinson and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)            REPORTS ON FORM 8-K

On September 30, 2003, the Company filed a Form 8-K to report that the Company had issued a news release dated September 25, 2003, which announced its financial results for the quarter and year ended June 30, 2003.

On October 31, 2003, the Company filed a Form 8-K to report that the Company issued a news release on September 30, 2003, which announced that on September 26, 2003, the United States Securities and Exchange Commission filed suit in the United States District Court for the District of Colorado against the Company, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former Controller, Steve S. Auger.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	November 19, 2003	/s/ Kevin M. Tomlinson
Kevin M. Tomlinson
Chief Executive Officer

Date:	November 19, 2003	/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer