Form 10-Q
period 2003-12-31
SPORT HALEY INC
filed 2004-02-17
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:   Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2004
Common Stock, no par value	2,450,252

SPORT-HALEY, INC.

BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$3,810,000	$4,304,000
Marketable securities	2,264,000	2,181,000
Accounts receivable, net of allowances of $487,000 and $542,000, respectively	3,733,000	4,719,000
Inventories	9,478,000	7,828,000
Other current assets	775,000	737,000
Taxes receivable	120,000	120,000
Deferred taxes	350,000	409,000
Total current assets	20,530,000	20,298,000

Property and equipment, net	1,100,000	1,014,000
Deferred taxes	348,000	217,000
Other assets	15,000	16,000

Total Assets	$21,993,000	$21,545,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,154,000	$669,000
Accrued commissions and other expenses	482,000	449,000
Total current liabilities	1,636,000	1,118,000

Commitments and Contingencies (Note 3)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,450,252 and 2,444,585 shares issued and outstanding, respectively	9,886,000	9,868,000
Additional paid-in capital	1,465,000	1,403,000
Retained earnings	9,006,000	9,156,000
Total shareholders’ equity	20,357,000	20,427,000

Total Liabilities and Shareholders’ Equity	$21,993,000	$21,545,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,763,000	$4,041,000	$9,075,000	$7,822,000

Cost of goods sold	2,905,000	2,483,000	5,577,000	4,786,000

Gross profit	1,858,000	1,558,000	3,498,000	3,036,000

Selling, general and administrative expenses	1,901,000	1,618,000	3,846,000	3,408,000

Loss from operations	(43,000)	(60,000)	(348,000)	(372,000)

Other income, net	71,000	62,000	125,000	105,000

Income (loss) before provision for income taxes	28,000	2,000	(223,000)	(267,000)

(Provision for) benefit from income taxes	(17,000)	8,000	73,000	104,000

Net income (loss)	$11,000	$10,000	$(150,000)	$(163,000)

Basic and diluted earnings (loss) per common share	$0.01	$0.00	$(0.06)	$(0.06)

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(150,000)	$(163,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,000	180,000
Deferred taxes and other	(73,000)	2,000
Allowance for doubtful accounts	60,000	99,000
Gain on sale of fixed assets	—	(2,000)
Common stock option	63,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	926,000	772,000
Inventories	(1,650,000)	(1,852,000)
Other assets	(22,000)	(69,000)
Income taxes receivable	—	976,000
Accounts payable	485,000	188,000
Accrued commissions and other expenses	33,000	(198,000)

Net cash used by operating activities	(179,000)	(67,000)

Cash flows from investing activities:
Redemption of held-to-maturity investments	1,653,000	150,000
Purchases of held-to-maturity investments	(1,752,000)	(2,334,000)
Sales of fixed assets	—	2,000
Purchase of fixed assets	(234,000)	(231,000)

Net cash used by investing activities	(333,000)	(2,413,000)

See accompanying notes to financial statements.

	Six Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$18,000	$—
Repurchase of common stock	—	(245,000)

Net cash provided (used) by financing activities	18,000	(245,000)

Net decrease in cash and cash equivalents	(494,000)	(2,725,000)

Cash and cash equivalents, beginning	4,304,000	8,428,000

Cash and cash equivalents, ending	$3,810,000	$5,703,000

Supplemental disclosure of cash flow information:

Cash received during the period for: Income taxes	$—	$1,066,000

Cash paid during the period for: Income taxes	$—	$—

Interest	$—	$9,000

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

NOTE 2                 INVENTORIES

	December 31, 2003	June 30, 2003
Inventories consisted of the following:
Component	$595,000	$673,000
Finished goods	8,883,000	7,155,000

	$9,478,000	$7,828,000

NOTE 3                 COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the Company had approximately $2,501,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the “Defendants”). Pursuant to a settlement conference, on November 7, 2003, and a Memorandum of Understanding dated December 16, 2003, the parties to the class action reached a preliminary agreement to settle the action against all parties, subject to court approval and other contingencies. On January 23, 2004, the parties entered into, and filed with the court, a Stipulation of Settlement which more particularly describes the parties’ agreement. Also on January 23, 2004, the Plaintiffs’ filed a motion with the court for preliminary approval of the proposed settlement. If the court grants preliminary approval of the proposed settlement, notice of the class action and the proposed settlement will be sent to the class and the court will schedule and conduct a hearing to consider the settlement and any objections, if any. Under the contemplated settlement, the Defendants will pay to the class a total of $1,000,000, from which will be deducted certain administrative costs and awards made to the named Plaintiffs and to Plaintiffs’ counsel for attorneys’ fees and costs. The settlement amount is expected to be derived from proceeds of the Defendants’ liability insurance coverage. Although the Defendants believe that it is probable that the parties will complete formal documentation of the settlement agreement, and that the settlement will be approved by the court, there can be no assurance that completion of the settlement or court approval will occur. In the event that the settlement is not completed, the litigation will continue. The Defendants continue to maintain that they have meritorious defenses to the class action claims, but have agreed to the settlement for practical and other reasons. The Defendants have incurred significant costs and expenses, including the uses of Company resources and executive time, defending the class action. Of those expenses, a considerable portion is not recoverable by applicable insurance. If the settlement is not completed and approved, such unrecoverable expenses may continue to negatively impact the Company’s financial position and the results of its operations.

NOTE 4                 REPURCHASE OF COMMON STOCK

As of December 31, 2003, the Company’s Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company’s issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

From the inception of the repurchase plan through December 31, 2003, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000.

NOTE 5                 COMMON STOCK OPTIONS

The Company’s Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the termination of a grantee’s employment or other relationship with the Company or expiration by their terms.

At December 31, 2003, there were outstanding options to purchase 1,195,447 shares of the Company’s common stock at exercise prices ranging from $3.00 to $9.78 per share and expiration dates between January 2004 and January 2013.

If the Company had accounted for its stock-based compensation plan in accordance with Statements of Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per common share would have been reported as follows:

	Six Months Ended December 30,
	2003	2002
Net loss - as reported	$(150,000)	$(163,000)
Effect of employee stock-based compensation included in reported net loss	39,000	—
Effect of employee stock-based compensation per SFAS 123	(133,000)	(81,000)
Net loss applicable to common stock - pro forma	$(244,000)	$(244,000)

Basic and Diluted:
Loss per share - as reported	$(0.06)	$(0.06)
Per share effect of employee stock-based compensation included in reported net loss	0.02	0.00
Per share effect of employee stock-based compensation per SFAS 123	(0.06)	(0.03)
Loss per share applicable to common stock - pro forma	$(0.10)	$(0.09)

NOTE 6                 EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, effective with the year ended June 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Earnings Per Common Share

Basic earnings per share	$11,000	2,445,078	$0.01

Effect of dilutive securities options	—	260,433	(0.01)

Diluted loss per share	$11,000	2,705,511	$0.00

	Six Months ended December 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(150,000)	2,444,831	$(0.06)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(150,000)	2,444,831	$(0.06)

	Three Months ended December 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share

Earnings Per Common Share

Basic earnings per share	$10,000	2,666,186	$0.00

Effect of dilutive securities options	—	43,369	—

Diluted earnings per share	$10,000	2,709,555	$0.00

	Six Months ended December 31, 2002
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(163,000)	2,698,586	$(0.06)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(163,000)	2,698,586	$(0.06)

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

The Company currently performs an evaluation of obsolescence and other impairments of its inventories quarterly. The Company evaluated obsolescence of its finished goods inventories and increased its reserves for inventory obsolescence by approximately $133,000 during the fiscal quarter ended December 31, 2003. While management believes that the Company’s processes produce a fair valuation of inventories, detrimental changes in general economic conditions or in the golf apparel industry could materially affect valuation of the Company’s inventories.

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

FINANCIAL CONDITION

The Company intends to rely on cash generated from operations and available cash on hand to finance its working capital requirements for at least the next 12 months. To the extent such amounts are insufficient to finance the Company’s working capital requirements, the Company may also make periodic borrowings under its revolving line of credit. Cash and cash equivalents plus marketable securities decreased since June 30, 2003 by approximately $411,000, to $6,074,000 at December 31, 2003 from $6,485,000 at June 30, 2003. Working capital was approximately $18,894,000 and $19,180,000 at December 31, 2003 and June 30, 2003, respectively.

Net accounts receivable decreased by approximately $986,000 to $3,733,000 at December 31, 2003, from $4,719,000 at June 30, 2003. Because net sales for the Company’s second fiscal quarter (December 31) are normally less than net sales for its fourth fiscal quarter (June 30), the Company’s net accounts receivable are historically lower at December 31 when compared with the previous June 30 balance.

Inventories increased by approximately $1,650,000 to $9,478,000 at December 31, 2003, from $7,828,000 at June 30, 2003. The approximately 20% increase in inventories primarily consisted of comparative increases in: (a) pending deliveries of ocean shipments of finished goods from foreign suppliers; (b) closeout inventories of prior seasons’ women’s apparel; and, (c) Ben Hogan® apparel collections. Pending ocean deliveries of finished goods approximated $2,501,000 at December 31, 2003, and $195,000 at June 30, 2003. Management believes that closeout inventories of prior seasons’ women’s apparel increased primarily because the war in Iraq impacted late Spring 2003 bookings and spring sales of HALEY® women’s apparel greater than it impacted bookings and sales of men’s apparel during the same period. During slow economic periods, wholesale buyers of golf apparel are more hesitant to order women’s products than to order men’s products. The Company was significantly impacted by the reduced Spring 2003 bookings, because while the golf apparel market is generally comprised of 80% men’s products and 20% women’s products, the Company’s sales of HALEY® apparel are generally comprised of 30% men’s products and 70% women’s products. Management revised its inventory requirements and adjusted reorder quantities for the Spring 2003 selling season, when possible, to minimize the excess inventories relating to that spring selling season. The increase in Ben Hogan® finished goods inventories was necessary to support the continued increase in sales of Ben Hogan® apparel collections. As discussed above in “Critical Accounting Policies and Estimates,” management evaluated obsolescence of its finished goods inventories and increased its reserves for inventory obsolescence by approximately $133,000 during the fiscal quarter ended December 31, 2003.

The Company’s continued reliance on foreign suppliers sustains the risk that the Company’s revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company’s predominant reliance upon foreign suppliers, and significant reliance on two separate foreign suppliers, also sustains the risk that the Company would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

Due to a combination of several factors, during the six months ended December 31, 2003, the Company’s operating activities used cash of approximately $179,000.

For the six months ended December 31, 2003, the Company expended approximately $234,000 for the purchase of property and equipment, and approximately $149,000 in depreciation and amortization was charged to current operations. A significant component of the property and equipment purchases included continued implementation costs for new comprehensive operations software that the Company began utilizing in January 2004. During the six-month period ended December 31, 2003, investing activities used cash of approximately $333,000, comprised of the fixed asset purchases combined with purchases and redemptions of held-to-maturity federally insured marketable securities.

Accounts payable and accrued expenses increased by approximately $518,000 since June 30, 2003. The net increase in current liabilities was primarily related to the accrued costs of in-transit ocean shipments of finished goods inventories. As of December 31, 2003, the accrued costs of in-transit inventories increased by approximately $817,000 since June 30, 2003. The Company’s other trade accounts and sales-related payables are generally lower at the end of its second fiscal quarter, when compared with the previous June 30 balances each year. Decreases in commissions and other sales-related payables at the end of the second fiscal quarter compare with the lower comparative sales volumes typically recorded during the Company’s second (December 31) fiscal quarter as compared with its fourth (June 30) fiscal quarter.

Total shareholders’ equity decreased by approximately $70,000 for the six-month period. The decrease was primarily comprised of the net loss for the six-month period combined with the equity effect of stock-based compensation expense for the same period. Book value per share decreased by $0.05 to approximately $8.31 per share at December 31, 2003, as compared with $8.36 per share at June 30, 2003.

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, with disproportionately higher sales occurring from January through June, which comprise the Company’s third and fourth quarters of each fiscal year.

Net sales for the fiscal quarter and six months ended December 31, 2003, were approximately $4,763,000 and $9,075,000, respectively, increases of approximately $722,000 or 18%, and $1,253,000 or 16%, from net sales of approximately $4,041,000 and $7,822,000 for the same periods in the prior fiscal year. Management attributes the increases in net sales to the continued growth of Ben Hogan® apparel collections within upscale golf apparel markets. Net sales of Ben Hogan® apparel were approximately $2,736,000 and $1,466,000 for the six months ended December 31, 2003, and 2002, respectively. The percentage of net sales relating to Ben Hogan® apparel is indicative of the Company’s efforts to increase revenues in accordance with the licensing agreement the Company maintains with The Top Flite Golf Company (“Top Flite”) for such apparel. The trend indicating an increasing relative percentage of the Company’s sales related to licensed apparel sustains a risk of loss, should the licensing agreement with Top Flite be terminated by either party. The Company continues to direct its marketing efforts with the goals of increasing sales within established distribution channels and creating new markets for both its HALEY® and Ben Hogan® products, as well as creating distribution channels for Top Flite® apparel lines. Management expects to introduce the initial lines of Top Flite® apparel at or near June 30, 2004.  Based upon bookings as of December 31, 2003 for shipments after that date, management expects the Company’s overall sales trend to continue to improve within the current fiscal year, when compared with the prior fiscal year.

The Company’s gross profit, as a percentage of net sales, was approximately 39% for the quarter and six months ended December 31, 2003, respectively, and 39% for the same periods in the prior fiscal year. The gross profit percentages are reflective of management’s successful efforts to source its finished apparel at competitive prices from foreign suppliers and to maximize revenues with respect to closeout inventories that must be sold at reduced prices. The 39% gross profit was achieved even while the Company recorded approximately $133,000 in inventory obsolescence charges during the fiscal quarter ended December 31, 2003.

Selling, general and administrative expenses for the quarter ended December 31, 2003, increased by approximately $283,000, or 17%, to $1,901,000 from $1,618,000 for the same three-month period in the prior fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2003, increased by approximately $438,000, or 13%, to $3,846,000 from $3,408,000 for the same six-month period in the prior fiscal year. The increases were primarily attributable to sales commissions due to independent sales representatives, royalties due to Top-Flite and other expenses related to the respective comparative increases in sales for the three-month and six-month periods. Sales commissions increased by approximately $130,000 and $211,000 for the quarter and six-month period, respectively, when compared with the same periods in the prior fiscal year. Royalties relating to Ben Hogan® apparel increased by approximately $46,000 and $100,000 for the quarter and six-month period, respectively, when compared with the same periods in the prior fiscal year. The Company continually refines its business operations to operate as efficiently as possible, while attempting to expand sales growth opportunities. Selling, general and administrative expenditures were approximately 40% and 42% of net sales for the quarter and six months ended December 31, 2003, as compared with 40% and 44% for the same periods in the prior fiscal year.

Other income, net, increased by approximately $9,000 and $20,000, or 15% and 19%, respectively, to $71,000 and $125,000 for the quarter and six months ended December 31, 2003, from $62,000 and $105,000 for the same periods in the prior fiscal year. The increases were primarily attributable to differences between the periods in the respective rates of interest earned on cash, cash equivalents and federally insured marketable securities.

Income before provision for income taxes increased by approximately $26,000, or 1300%, to $28,000 for the fiscal quarter ended December 31, 2003, from $2,000 for the same quarter in the prior fiscal year. Loss before provision for income taxes improved by approximately $44,000, or 16%, to ($223,000) for the six months ended December 31, 2003, from ($267,000) for the same period in the prior fiscal year.

The Company’s effective tax rates for the six months ended December 31, 2003 and 2002 were 33% and 39%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes.

Net income for the fiscal quarter ended December 31, 2003, was approximately $11,000, an increase of $1,000, or 10%, when compared with net income of $10,000 for the same three-month period in the prior fiscal year. Net loss for the six months ended December 31, 2003, was approximately ($150,000), an improvement of $13,000, or 8%, when compared with the net loss of ($163,000) for the same six-month period in the prior fiscal year. The differences were primarily due the numerous factors discussed above.

Both the basic and diluted earnings (loss) per share were $0.01 and ($0.06) for the fiscal quarter and six months ended December 31, 2003, respectively. Both the basic and diluted earnings (loss) per share were $0.00 and ($0.06) for the same periods in prior fiscal year.

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

(b)           Changes in Internal Controls

During the second quarter of fiscal 2004, the Company did not institute any significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that the Company continued the implementation of new management information software. Management believes that, when fully utilized, the new system will significantly improve the Company’s internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventory management. The Company began utilizing the new software in its business operations in January 2004.

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

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the “Defendants”). Pursuant to a settlement conference, on November 7, 2003, and a Memorandum of Understanding dated December 16, 2003, the parties to the class action reached a preliminary agreement to settle the action against all parties, subject to court approval and other contingencies. On January 23, 2004, the parties entered into, and filed with the court, a Stipulation of Settlement which more particularly describes the parties’ agreement. Also on January 23, 2004, the Plaintiffs’ filed a motion with the court for preliminary approval of the proposed settlement. If the court grants preliminary approval of the proposed settlement, notice of the class action and the proposed settlement will be sent to the class and the court will schedule and conduct a hearing to consider the settlement and any objections, if any. Under the contemplated settlement, the Defendants will pay to the class a total of $1,000,000, from which will be deducted certain administrative costs and awards made to the named Plaintiffs and to Plaintiffs’ counsel for attorneys’ fees and costs. The settlement amount is expected to be derived from proceeds of the Defendants’ liability insurance coverage. Although the Defendants believe that it is probable that the parties will complete formal documentation of the settlement agreement, and that the settlement will be approved by the court, there can be no assurance that completion of the settlement or court approval will occur. In the event that the settlement is not completed, the litigation will continue. The Defendants continue to maintain that they have meritorious defenses to the class action claims, but have agreed to the settlement for practical and other reasons. The Defendants have incurred significant costs and expenses, including the uses of Company resources and executive time, defending the class action. Of those expenses, a considerable portion is not recoverable by applicable insurance. If the settlement is not completed and approved, such unrecoverable expenses may continue to negatively impact the Company’s financial position and the results of its operations.

As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former Controller, Steve S. Auger (the “Defendants”). The Commission filed an amended complaint on October 29, 2003, which added one of the Company’s former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for the Company’s fiscal years 2000, 1999 and 1998. The amended complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder.

The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company’s violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in the Company’s previously issued financial statements that the Company previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the Amended Complaint, denying the substantive allegations and asserting various defenses.

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

As previously reported, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Further, counsel to the former auditors has advised the Company that the former auditors may bring certain claims against the Company. Management believes that the claims threatened by the former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither the Company nor its former auditors have yet filed any legal action to assert any of these claims. During the three months ended December 31, 2003, the Company expended approximately $69,000, and, as of that date, the Company had cumulatively incurred approximately $725,000 in expenses related to the restatements of its financial statements and material quarterly information, the investigation and subsequent civil action commenced by the Commission and the class action lawsuit. While the Company maintains its rights to pursue claims against its former auditors, the Company has elected to treat amounts expended for legal and other costs, that are potentially recoverable from the former auditors and the Company’s insurance carriers, as selling, general and administrative expenses in the periods incurred. If such amounts are recovered in future periods, the Company will treat amounts recovered as other income in the periods such amounts are received. At December 31, 2003, at least $24,000 of such amounts, in excess of the policy deductible for such matters, was recoverable from one of the Company’s insurance carriers.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position the Company or the results of its operations.

ITEM 5   OTHER INFORMATION

In January 2004, the Company’s President, Robert W. Haley, agreed to the termination of his employment, to be effective March 31, 2004. Mr. Haley’s severance package will include the continuation of his salary for one year in exchange for his agreement not to enter into activities that are or may be competitive with, or which might place Mr. Haley in a competing position to that of, the Company during that one-year period. Effective January 1, 2004, Mr. Haley’s duties as President were assumed by the Chief Executive Officer, Kevin M. Tomlinson.

Effective January 1, 2004, the Company’s board of directors appointed Mark Maley to the newly-created position of Vice President – Sales. The Company subsequently entered into an employment contract with Mr. Maley, who will direct the Company’s sales organizations for their HALEY®, Ben Hogan® and Top-Flite® apparel brands. In addition, in January 2004, the Company created two new regional sales manager positions and appointed Mitch Wise and Barry Hyman to oversee the Company’s sales organizations in the western and eastern portions of the United States, respectively.

On February 9, 2004, the Board of Directors formed a new committee, to be called the Nominating Committee (the “Committee”), and appointed James H. Everest, Ronald J. Norick and Mark J. Stevenson to serve on the Committee. Each of the Committee’s members is independent within the applicable Nasdaq listing rules. The Committee will, among other things, establish and implement qualifications for Board service, identify and approve qualified individuals to be nominated for Board service, pursuant to criteria defined by the Board, and recommend to the Board any improvements to the Company’s corporate governance guidelines, as deemed appropriate. The Committee expects to adopt a written charter, which shall further describe the functions and procedures to be followed by the Committee.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit 31.1 – Certification of Kevin M. Tomlinson

Exhibit 31.2 – Certification of Patrick W. Hurley

Exhibit 32.1 – Certifications of Kevin M. Tomlinson and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

On November 20, 2003, the Company filed a Form 8-K to report that the Company had issued a news release dated November 19, 2003, which announced its financial results for the fiscal quarter ended September 30, 2003.

On December 18, 2003, the Company filed a Form 8-K to report that the Company had issued a news release dated December 17, 2003, which announced the signing of a memorandum of understanding on December 16, 2003, concerning the settlement of the previously reported putative class action brought by former and current shareholders against Sport-Haley, Inc. and certain officers and directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	February 13, 2004	/s/ Kevin M. Tomlinson
Kevin M. Tomlinson
Chief Executive Officer

Date:	February 13, 2004	/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer