Form 10-Q
period 2004-03-31
SPORT HALEY INC
filed 2004-05-24
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:  Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Common Stock, no par value	2,450,252

SPORT-HALEY, INC.

BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)	(***)
ASSETS

Current assets:
Cash and cash equivalents	$3,428,000	$4,304,000
Marketable securities	851,000	2,181,000
Accounts receivable, net of allowances of $489,000 and $333,000, respectively	5,122,000	4,719,000
Inventories	10,920,000	7,828,000
Other current assets	296,000	737,000
Income taxes receivable	120,000	120,000
Deferred taxes	332,000	409,000
Total current assets	21,069,000	20,298,000

Property and equipment, net	1,109,000	1,014,000
Deferred taxes	135,000	217,000
Other assets	14,000	16,000

Total Assets	$22,327,000	$21,545,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,181,000	$669,000
Accrued commissions and other expenses	1,450,000	449,000
Total current liabilities	2,631,000	1,118,000

Commitments and Contingencies (Note 3)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,450,252 and 2,444,585 shares issued and outstanding, respectively	9,886,000	9,868,000
Additional paid-in capital	1,497,000	1,403,000
Retained earnings	8,313,000	9,156,000
Total shareholders’ equity	19,696,000	20,427,000

Total Liabilities and Shareholders’ Equity	$22,327,000	$21,545,000

***                           Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,365,000	$5,504,000	$14,440,000	$13,326,000

Cost of goods sold	3,275,000	3,215,000	8,852,000	8,001,000

Gross profit	2,090,000	2,289,000	5,588,000	5,325,000

Selling, general and administrative expenses	2,534,000	2,405,000	6,380,000	5,813,000

Loss from operations	(444,000)	(116,000)	(792,000)	(488,000)

Other income (expense), net	(18,000)	(4,000)	107,000	101,000

Loss before provision for income taxes	(462,000)	(120,000)	(685,000)	(387,000)

(Provision for) benefit from income taxes	(231,000)	41,000	(158,000)	145,000

Net loss	$(693,000)	$(79,000)	$(843,000)	$(242,000)

Basic and diluted loss per common share	$(0.28)	$(0.03)	$(0.34)	$(0.09)

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(843,000)	$(242,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,000	273,000
Deferred taxes and other	158,000	(22,000)
Allowance for doubtful accounts	189,000	269,000
Loss on sale of fixed assets	4,000	20,000
Common stock options	95,000	62,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	(592,000)	(905,000)
Inventories	(3,092,000)	(2,238,000)
Other assets	457,000	150,000
Income taxes receivable	—	958,000
Accounts payable	512,000	(242,000)
Accrued commissions and other expenses	1,001,000	(88,000)

Net cash used by operating activities	(1,879,000)	(2,005,000)

Cash flows from investing activities:
Redemption of held-to-maturity investments	3,629,000	1,815,000
Purchases of held-to-maturity investments	(2,314,000)	(3,210,000)
Sales of fixed assets	5,000	12,000
Purchase of fixed assets	(335,000)	(486,000)

Net cash provided (used) by investing activities	985,000	(1,869,000)

See accompanying notes to financial statements.

	Nine Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Net proceeds from issuance of common stock	$18,000	$—
Repurchase of common stock	—	(801,000)

Net cash provided (used) by financing activities	18,000	(801,000)

Net decrease in cash and cash equivalents	(876,000)	(4,675,000)

Cash and cash equivalents, beginning	4,304,000	8,428,000

Cash and cash equivalents, ending	$3,428,000	$3,753,000

Supplemental disclosure of cash flow information:

Cash received during the period for:
Income taxes	$—	$1,066,000

Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$9,000

See accompanying notes to financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1                                       CONDENSED FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by Sport-Haley, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation have been included. The Company’s revenues are seasonal, and therefore the results of operations for the three months and nine months ended March 31, 2004 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 2003, included in the Company’s filing on Form 10-K.

NOTE 2                                       INVENTORIES

	March 31, 2004	June 30, 2003
Inventories consisted of the following:
Component	$489,000	$673,000
Finished goods	10,431,000	7,155,000

	$10,920,000	$7,828,000

NOTE 3                                       COMMITMENTS AND CONTINGENCIES

At March 31, 2004, the Company had $469,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

NOTE 4                                       REPURCHASE OF COMMON STOCK

As of March 31, 2004, the Company’s Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company’s issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased at any time depend on market conditions, alternative uses of capital and other factors. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

From the inception of the repurchase plan through March 31, 2004, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000.

NOTE 5                                       STOCK-BASED COMPENSATION

The Company’s Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the termination of a grantee’s employment or other relationship with the Company or expiration by their terms. At March 31, 2004, there were outstanding options to purchase 1,175,447 shares of the Company’s common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between March 2005 and January 2013.

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If the Company had accounted for stock-based compensation using the fair value method rather than the intrinsic value method, the pro forma amounts of the Company’s net loss and loss per common share would have been reported as follows:

	Nine Months Ended March 31,
	2004	2003
Net loss - as reported	$(843,000)	$(242,000)
Effect of employee stock-based compensation included in reported net loss	60,000	39,000
Effect of employee stock-based compensation per SFAS 123	(199,000)	(121,000)
Net loss applicable to common stock - pro forma	$(982,000)	$(324,000)

	Nine Months Ended March 31,
	2004	2003
Basic and Diluted:
Loss per share - as reported	$(0.34)	$(0.09)
Per share effect of employee stock-based compensation included in reported net loss	0.02	0.02
Per share effect of employee stock-based compensation per SFAS 123	(0.08)	(0.05)
Loss per share applicable to common stock - pro forma	$(0.40)	$(0.12)

NOTE 6                                       EARNINGS PER SHARE

Effective with the year ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(693,000)	2,450,252	$(0.28)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(693,000)	2,450,252	$(0.28)

	Nine Months ended March 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share

Loss Per Common Share

Basic loss per share	$(843,000)	2,446,625	$(0.34)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(843,000)	2,446,625	$(0.34)

	Three Months ended March 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share

Loss Per Common Share

Basic loss per share	$(79,000)	2,614,598	$(0.03)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(79,000)	2,614,598	$(0.03)

	Nine Months ended March 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share

Loss Per Common Share

Basic loss per share	$(242,000)	2,670,999	$(0.09)

Effect of dilutive securities options	—	—	—

Diluted loss per share	$(242,000)	2,670,999	$(0.09)

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this filing that are not historical facts are forward-looking statements. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. The Company’s financial condition and the results of its operations will depend on a number of factors, including, but not limited to, the following: our ability to control costs and expenses; our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; risks associated with the trend of increasing sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; relations with and performance of suppliers; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; political and international trade relations; changes in international trade quota systems for apparel; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; timely performance of third parties, such as freight forwarders, including risks of labor disputes and/or labor strikes; changes in product mix; inventory risks due to shifts in market and/or price erosion of purchased apparel; lost or reduced manufacturing capacity of significant suppliers; loss or delay of shipments from foreign suppliers; access to capital; maintaining satisfactory relationships with commercial banking institutions; and, establishing controls with regard to and maintaining the integrity of technology and information systems. Additional information on these and other factors that could affect the Company’s financial results is included in the discussion below and in the Company’s Form 10-K for the year ended June 30, 2003. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission (“SEC”) filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to the Company’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of and markets quality men’s and women’s fashion golf apparel and outerwear under the HALEY® label and premium men’s apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative design, quality fabrics, generous fit and classic style, is primarily marketed in the premium and mid-priced markets through a network of independent sales representatives and distributors to golf professional shops, country clubs and resorts across the United States and internationally. Ben Hogan® apparel is primarily marketed to elite golf professional shops, upscale resorts and exclusive department stores within the United States and by certain international distributors. The Company is currently finalizing the product design and development of distribution channels for lines of good quality men’s and women’s golf apparel under the Top-Flite® label that the Company expects to market primarily in the lower-priced and mid-priced markets, to golf professional shops and specialty retail stores throughout the United States and internationally. The Company distributes Ben Hogan® and Top-Flite® apparel in accordance with a licensing agreement with the Top Flite Golf Company.

The Company is represented by a network of approximately 40 independent sales representatives and employs a vice-president of sales and two regional sales managers, each with responsibilities for all of the Company’s branded labels of apparel. Approximately half of the independent sales representatives solicit sales of both HALEY® and Ben Hogan® apparel on behalf of the Company.

Management believes that the Company’s sales on its more mature HALEY® brand have been negatively affected by the continuing difficult economic conditions faced by our customers in the golf industry. Per the most recent Golf Datatech survey, the number of rounds of golf played within the United States has decreased three years in a row, and has only recently shown signs of improvement. Golf hardware and apparel sales tend to closely follow the trend of rounds played. Management believes that, as economic conditions continue to improve, the Company’s position within golf markets will yield corresponding increases in sales and allow the Company to expand into new retail channels of distribution.

During fiscal 2003 and throughout fiscal 2004, the Company’s strategy has been and continues to focus on stabilizing revenues associated with the HALEY® brand and growth of revenues associated with the Ben Hogan® brand, which was initially introduced in January 2002.

RECENT DEVELOPMENTS

As previously reported, in January 2004, the Company began utilizing a new comprehensive computer system designed specifically for the garment industry and tailored exclusively to the Company’s business operations. The new system integrated almost all of the Company’s information systems into one common computer system. While each function of the new system was tested during the implementation phase of the project, certain design and operational deficiencies were discovered upon utilization of the system. The design and operational deficiencies primarily related to incorrect invoicing of sales transactions and accounting for inventory purchases.

During the months of January and February 2004, management, in conjunction with the Company’s software consultants, worked diligently to correct the malfunctioning system controls with respect to incorrect invoicing of sales transactions. Management had discovered that certain customer orders had been shipped but no sales invoice had been generated by the computer system and that, in certain instances, sales invoices were not mathematically correct. Because of custom controls that management had designed for the system with regard to accounting for a customer order, from the placement of the order through delivery of the merchandise to the customer, the Company was able to identify and correct the sales invoicing malfunction. The Company’s software consultants also corrected the system malfunctions that produced sales invoices that contained mathematical errors, and the Company subsequently corrected the respective sales invoices. Management believes that the system controls with respect to invoicing sales transactions have been substantially corrected and are now operating as they were designed.

The Company designed an intricate system for recording its inventory purchases in order to account for its finished goods inventories using an average cost method. The average cost method was designed to accumulate the actual costs of inventory purchases for each finished goods inventory item, combine the total costs of purchases together with previously accumulated costs for each item and utilize an average cost per item when calculating the cost of each item sold. Because the Company imports most of its finished goods inventories from offshore suppliers, the accumulation of actual costs for each item of finished goods inventories becomes a complicated series of accounting transactions made up of many separate components of the total inventory cost. The Company generally includes vendor costs for packaged apparel, import costs, such as customs duties, freight-in and other, and applied overhead as components of total inventory cost for each item in its finished goods inventories.

Management discovered that, initially, the system for recording inventory purchases was not functioning in the manner it was originally intended. Management discovered that significant mistakes had occurred in the recording of inventory-related transactions that were caused by human error. Management also discovered that the system programming needed to be revised to ensure the proper recording of the most complex of its inventory purchase transactions. Because of the complexity of the system design with regard to inventory purchases and because of the amount of time spent previously with regard to correcting sales invoicing, the system programming corrections to the inventory purchasing functions were not completed until early May 2004.

Due to the complexity of the transactions with regard to inventory purchasing and the numerous human errors discovered, management was not able to specifically quantify the financial effect at March 31, 2004 of the errors discovered with regard to inventory purchasing. Being wary not to overstate the Company’s finished goods inventories at March 31, 2004, management recomputed the valuation of its finished goods inventories using a standard cost assumption. Management believes the standard cost assumption yields a fair estimation of the Company’s finished goods inventories at March 31, 2004. Similarly, being wary not to understate the Company’s liabilities, management performed a review of amounts paid subsequent to March 31, 2004 to estimate accrued liabilities with respect to inventory purchases as of March 31, 2004. Management believes the estimate provides a fair estimation of the Company’s accrued inventory related liabilities at March 31, 2004. Management also believes that the system controls with regard to inventory purchasing have been substantially corrected and that those controls are now functioning as they were originally intended.

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

Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. On an ongoing basis, management evaluates and adjusts those estimates accordingly. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Inventories, predominately comprised of finished goods, are valued at the lower of cost or market. Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. The Company markets previous seasons’ finished goods inventories at reduced wholesale prices to its customers in the normal course of business. Remaining excess inventories are liquidated through other markets. An analysis of inventories is performed on a quarterly basis to identify unsold discontinued or aging merchandise. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences. The Company periodically adjusts its inventory valuation allowance to reduce the carrying amount of discontinued or aging merchandise to its estimated net realizable value. Management evaluated its discontinued or aging finished goods inventories and increased its related valuation allowance by approximately $288,000 during the fiscal quarter ended March 31, 2004. While management believes that the Company’s processes produce a fair valuation of inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to net operating loss carryforwards for federal and state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. Management periodically reviews and adjusts its deferred income tax estimates based upon the most current information available. The Company established and maintains a valuation allowance to reduce deferred tax assets to a net amount expected to be recovered in future periods. At the end of the fiscal quarter ended March 31, 2004, management evaluated the Company’s deferred tax assets and increased the valuation allowance with respect to the Company’s continuing net operating losses. For the quarter ended March 31, 2004, the Company recorded deferred income tax expense of $231,000 associated with the revaluation of deferred tax assets. Because the recoverability of deferred tax assets is directly dependent upon the actual future operating results of the Company, recoverability of deferred tax assets may differ materially from management’s estimates.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Adjustments to the allowance for doubtful accounts are included in the Company’s bad debt expense. Management evaluates the adequacy of the Company’s allowance for doubtful accounts by estimating the credit worthiness of customers and the recoverability of customer accounts by estimating general, economic and industry-specific conditions, evaluating historical customer performance and anticipating future performance. While management considers the Company’s evaluation processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of the Company’s doubtful accounts that materially differs from management’s estimates, causing the Company to increase its allowance for doubtful accounts.

The Company records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company’s selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and the percentage of the Company’s customers that refuse receipt of merchandise at the time of delivery has increased in recent periods. Management reviews historical data and considers factors such as general, economic and industry-specific conditions and anticipated customer performance when evaluating the Company’s allowance for sales returns. Significant changes in general, economic or industry conditions may yield sales returns that differ materially from management’s estimates, causing the Company to increase its allowance for sales returns.

LIQUIDITY AND CAPITAL RESOURCES

Because the golf apparel business is highly seasonal in nature, the balance sheet amounts as of March 31, 2004 may be more meaningful when compared with the balance sheet amounts as of March 31, 2003, rather than with the balance sheet amounts at June 30, 2003.

The Company’s primary sources of liquidity are comprised of its available cash and cash equivalents, cash flows from operations and a working capital line of credit with a commercial bank. The Company requires cash for its general working capital purposes. Management does not anticipate the requirements of material amounts of cash for capital expenditures over the remainder of the current fiscal year. The Company’s working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of finished goods inventories for the spring/summer and fall/holiday selling seasons, respectively.

Net accounts receivable increased by $403,000 to $5,122,000 at March 31, 2004, from $4,719,000 at June 30, 2003. Because of the seasonal nature of the Company’s business, the net accounts receivable balance at March 31, 2004 may be more meaningfully compared with the March 31, 2003 balance of $4,722,000, rather than with the June 30, 2003 balance. When compared with the March 31, 2003 balance, the net accounts receivable balance at March 31, 2004 increased by $350,000, or 7%, as compared with a decrease of approximately $139,000, or 3%, in net sales for the comparative fiscal quarters. Management’s evaluation of the Company’s allowance for doubtful accounts revealed that, among other factors, the increase in net accounts receivable is indicative of a trend whereby a growing percentage of the Company’s customers are delaying payments of required amounts. Management considers the methods the Company currently uses for collecting customer accounts receivable to be adequate. However, as a result of management’s evaluation of the recoverability of the Company’s accounts receivable, at March 31, 2004, the Company increased its estimates with regard to the percentage of potentially unrecoverable amounts included in its customer accounts receivable.

Inventories increased by $3,092,000 to $10,920,000 at March 31, 2004, from $7,828,000 at June 30, 2003. As discussed in “Recent Developments” above, management recomputed the valuation of its finished goods inventories at March 31, 2004 using a standard cost assumption. Because of the seasonal nature of the Company’s business, the inventories balance at March 31, 2004 may be more meaningfully compared with the balance of $8,942,000 at March 31, 2003, rather than with the June 30, 2003 balance. The 22% increase in inventories at March 31, 2004 when compared with the balance at March 31, 2003 of $8,942,000 primarily consisted of comparative increases in: (a) pending deliveries of ocean shipments of finished goods from foreign suppliers; (b) closeout inventories of prior seasons’ women’s apparel; and, (c) Ben Hogan® apparel collections. Pending ocean deliveries of finished goods approximated $1,794,000 at March 31, 2004, and $662,000 at March 31, 2004, respectively. Management believes that closeout inventories of prior seasons’ women’s apparel increased primarily because the war in Iraq impacted late Spring 2003 bookings and spring sales of HALEY® women’s apparel greater than it impacted bookings and sales of men’s apparel during the same period. During slow economic periods, wholesale buyers of golf apparel are more hesitant to order women’s products than to order men’s products. The Company was significantly impacted by the reduced Spring 2003 bookings, because while the golf apparel market is generally comprised of 80% men’s products and 20% women’s products, the Company’s sales of HALEY® apparel are generally comprised of 30% men’s products and 70% women’s products. Management revised its inventory requirements and adjusted reorder quantities for the Spring 2003 selling season, when possible, to minimize the excess inventories relating to that spring selling season. However, a significant amount of women’s inventory remains from the Spring 2003 selling season. The increase in Ben Hogan® finished goods inventories is required to support the continued increase in sales of Ben Hogan® apparel collections. As discussed above in “Critical Accounting Policies and Estimates,” management evaluated the valuation of its finished goods inventories and increased its inventory valuation allowance by approximately $288,000 during the fiscal quarter ended March 31, 2004. As of the date of this report, management is negotiating with a major retail discount chain for the sale of a significant amount of the Company’s closeout inventories.

The Company’s continued reliance on foreign suppliers sustains the risk that the Company’s revenues could be adversely affected if a foreign shipment or shipments were received late or lost. The Company maintains insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, the Company’s predominant reliance upon foreign suppliers, and significant reliance on two separate foreign suppliers, also sustains the risk that the Company would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming. Due to a combination of several factors, during the nine months ended March 31, 2004, the Company’s operating activities used cash of $1,879,000. Comparatively, during the nine months ended March 31, 2003, the Company’s operating activities used cash of $2,005,000.

For the nine months ended March 31, 2004, investing activities provided cash of $985,000. Comparatively, for the nine months ended March 31, 2003, investing activities used cash of $1,869,000. The Company’s cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Generally, the Company’s held-to-maturity investments consist of short-term federal agency securities. During the nine months ended March 31, 2004, the Company expended approximately $335,000 for the purchase of property and equipment, and approximately $231,000 in depreciation and amortization was charged to current operations. A significant component of the property and equipment purchases included continued implementation costs for new comprehensive operations software that the Company began utilizing in January 2004.

Accounts payable and accrued expenses increased by $1,513,000 to $2,631,000 at March 31, 2004 from $1,118,000 at June 30, 2003. As discussed in “Recent Developments” above, management estimated the amount of its accrued liabilities with respect to purchased inventories at March 31, 2004 based upon a review of amounts paid to vendors subsequent to March 31, 2004. Because of the seasonal nature of the Company’s business, the accounts payable and accrued expenses balance at March 31, 2004 may be more meaningfully compared with the balance of $1,423,000 at March 31, 2003, rather than with the June 30, 2003 balance. The increase of $1,208,000 in current liabilities from March 31, 2003 to March 31, 2004 was primarily related to differences in the accrued costs of in-transit ocean shipments of finished goods inventories at the end of the respective nine-month periods. At March 31, 2004, the accrued costs of in-transit inventories increased by approximately $1,000,000 when compared with the accrued costs of in-transit inventories at March 31, 2003. The comparative increase in in-transit ocean shipments related to timing differences of inventory deliveries for the respective fall 2004 and fall 2003 selling seasons.

The Company maintains a line of credit with a commercial bank, primarily to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. As of March 31, 2004, the Company was in violation of a loan covenant for this debt instrument, which requires the Company to maintain total capital of at least $20,000,000. As of the date of this report, the Company is negotiating with the bank for a waiver regarding the breach of this loan covenant, for which the bank has the right to terminate its commitments under the agreement and to exercise any other rights or remedies available. Because the Company has not borrowed against the line of credit during the past five years and the line is primarily maintained to facilitate the issuance of letters of credit, management expects, but can give no reasonable assurance that, the bank will amicably negotiate a waiver of this breach.

Management believes that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet the Company’s cash requirements during the remainder of fiscal 2004 and throughout fiscal 2005. The Company also has alternative sources of financing, including the factoring of customer accounts receivable. Although they are available to the Company, management does not anticipate using alternative sources of financing during the remainder of fiscal 2004 or in fiscal 2005. However, the Company’s capital needs will depend on many factors, including the Company’s growth rate, the need to finance required inventory levels, the success of various sales and marketing programs, expenses related to the defense of pending law suits and various other factors.

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, with disproportionately higher sales occurring from January through June, which comprise the Company’s third and fourth quarters of each fiscal year.

Net sales for the fiscal quarter ended March 31, 2004, were $5,365,000, a decrease of $139,000 or 3% from net sales of $5,504,000 for the same three-month period in the prior fiscal year. Net sales for the nine months ended March 31, 2004, were $14,440,000, an increase of $1,114,000 or 8% from net sales of $13,326,000 for the same nine-month period in the prior fiscal year. Net sales for the fiscal quarter ended March 31, 2004 differ in comparability from net sales for the March 31, 2003 fiscal quarter, in part because invoiced sales to the Company’s independent sales representatives were not recorded in the March 2004 fiscal quarter due to a prospective change in internal policy with regard to the acceptance of returns of that merchandise after the conclusion of the advance marketing period for each selling season. Because of the change in internal policy, prospectively, the independent sales representatives have no obligation to purchase sample garments used to solicit sales if the sample garments are returned to the Company within a reasonable amount of time following the conclusion of the advance marketing period for each selling season. Accordingly, the Company has altered its accounting for sales of sample garments to its independent representatives to prospectively account for invoiced sales of those garments in a manner consistent with consigned inventories.

Management is disappointed with the performance of its HALEY® branded apparel, especially with regard to continuing decreases in sales of its HALEY® men’s apparel. Competition within the golf apparel industry continues to intensify. While management believes that the quality and value of HALEY® men’s and women’s apparel meets or exceeds the quality and value of the other competitors’ apparel collections offered within the same markets, the Company continues to be frustrated with its inability to increase or maintain sales revenues of its HALEY® products within the men’s apparel sector.

Net sales of Ben Hogan® apparel were $1,608,000 and $4,349,000 for the fiscal quarter and nine months ended March 31, 2004, increases of $267,000 and $1,595,000, or 20% and 58%, respectively, from net sales of $1,341,000 and $2,754,000 for the same fiscal quarter and nine-month period in the prior fiscal year. The relative percentage of the Company’s net sales relating to Ben Hogan® apparel is indicative of the Company’s efforts to increase revenues with regard to licensed apparel. The Ben Hogan® apparel is marketed in accordance with a licensing agreement the Company maintains with The Top Flite Golf Company (“Top Flite”) for such apparel. While the Company’s current sales trend indicating an increasing relative percentage of the Company’s sales related to licensed apparel sustains a risk of loss, should the licensing agreement with Top Flite be terminated by either party, management considers the licensing agreement with Top Flite as a key component to the Company’s business strategies. The Company continues to focus its marketing efforts on maximizing revenues with respect to Ben Hogan® apparel sales and on successfully launching the Top-Flite® branded apparel lines. Because management also considers the ultimate development of Top-Flite® branded apparel (under the same Top Flite licensing agreement) key to the future success of the Company, management has invested a great deal of time in planning its introduction of the Top-Flite® brand.

The Company continues to direct its marketing efforts with the goals of increasing sales within established distribution channels and creating new markets for both its HALEY® and Ben Hogan® products, as well as creating distribution channels for Top Flite® apparel lines. Management expects to introduce the initial lines of Top Flite® apparel near the end of calendar year 2004. Based upon bookings as of March 31, 2004 for expected future shipments, management expects the Company’s overall sales trend to continue to improve within the current fiscal year, when compared with the prior fiscal year.

The Company’s gross profit, as a percentage of net sales, was 39% and 39% for the quarter and nine months ended March 31, 2004, respectively, and 42% and 40% for the same periods in the prior fiscal year. The decreases in gross profit percentages are primarily attributable to a buildup in closeout inventories that must be sold at reduced prices. As discussed above, the buildup in closeout inventories also caused the Company’s gross margin in the fiscal quarter ended March 31, 2004 to be impacted by the corresponding increase in its inventory valuation allowance of $288,000. The Company did not record an inventory valuation charge during the fiscal quarter ended March 31, 2003. The disposal of closeout inventories negatively impacts the Company’s gross margins, because even if the closeout inventories are properly valued to the lower of cost or market, sales of large quantities of closeout inventories are normally marketed for sale at zero margins. Margins for the Company’s fourth quarter may similarly be negatively impacted, because management anticipates that a material amount of closeout inventories may be disposed within that fiscal quarter.

The Company’s gross margins may not be comparable to other companies within the golf apparel industry. The Company has consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight-out, embroidery costs and other charges in its cost of goods sold. The Company includes other costs of distribution in selling, general and administrative expenses. The Company also includes royalty payments, relating to sales of its licensed apparel brands, in selling, general and administrative expenses.

Selling, general and administrative expenses for the fiscal quarter ended March 31, 2004, increased by $129,000, or 5%, to $2,534,000 from $2,405,000 for the same three-month period in the prior fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2004, increased by $567,000, or 10%, to $6,380,000 from $5,813,000 for the same nine-month period in the prior fiscal year. Included in the 2004 fiscal quarter increase are $150,000 in severance charges relating to the termination of employment of the Company’s former President. The year-over-year increases were primarily attributable to sales commissions due to independent sales representatives on higher respective sales revenues, increased royalties due to Top-Flite for corresponding increases in revenues associated with Ben Hogan® branded apparel between the comparative periods and other expenses related to the respective comparative increases in sales for the nine-month period. Sales commissions increased by $70,000 and $280,000 for the quarter and nine-month period, respectively, when compared with the same periods in the prior fiscal year. Royalties relating to Ben Hogan® apparel increased by $35,000 and $132,000 for the quarter and nine-month period, respectively, when compared with the same periods in the prior fiscal year. The Company continually refines its business operations to operate as efficiently as possible, while attempting to expand sales growth opportunities.

Selling, general and administrative expenses were approximately 47% and 44% of net sales for the quarter and nine month period ended March 31, 2004, as compared with 44% and 44% for the same periods in the prior fiscal year.

The Company’s effective tax rates for the fiscal quarter and nine months ended March 31, 2004 were 50% and 23%, respectively. Comparatively, the Company’s effective tax rates for the fiscal quarter and nine months ended March 31, 2003 were 34% and 37%, respectively. The effective tax rate in any fiscal period can vary significantly from the effective tax rate in another period due to differences between the recognition of certain transactions for financial versus tax purposes. Certain deductions recognized for tax purposes may not be expensed for financial statement purposes, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes. The Company maintains a valuation allowance to reduce its net deferred tax assets to the amount expected to be recovered in a future period. As discussed above in “Critical Accounting Policies and Estimates,” the Company reevaluated its deferred tax asset valuation allowance during the fiscal quarter ended March 31, 2004 to adjust deferred tax assets for federal and state income tax purposes to management’s estimate of the anticipated future recovery of the Company’s net tax loss carryforwards. Adjustments in the Company’s estimates with regard to net deferred tax assets and the corresponding valuation allowance caused the Company to report deferred income tax expense of $231,000 and $158,000 for the fiscal quarter and nine months ended March 31, 2004, on pre-tax net losses of $462,000 and $685,000, respectively.

Net losses for the fiscal quarter and nine months ended March 31, 2004, were $693,000 and $843,000, greater losses of $614,000 and $601,000, than the comparative net losses of $79,000 and $242,000 for the same fiscal quarter and nine-month periods in the prior fiscal year. The differences were primarily due the numerous factors discussed above.

Both the basic and diluted losses per share were ($0.28) and ($0.34) for the fiscal quarter and nine months ended March 31, 2004, respectively. Both the basic and diluted losses per share were ($0.03) and ($0.09) for the same periods in prior fiscal year.

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

(b)     Changes in Internal Controls

During the third quarter of fiscal 2004, the Company did not institute any significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that the Company completed the implementation of new management information software. The Company began utilizing the new software in its business operations in January 2004. As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” certain difficulties were encountered during the third fiscal quarter related to the implementation of the Company’s new software system. The implementation difficulties encountered affected internal controls with respect to the recording of sales and the valuations of inventories and current liabilities. Management enhanced the software system controls, refined its shipping procedures and retrained certain distribution department employees to ensure accuracy when recording sales transactions, and the software programming was corrected and accounting and production department employees were given further training to ensure that system controls with respect to the valuations of inventories and current liabilities are operating properly. Management believes that the implementation difficulties have been substantially resolved on an ongoing basis and expects that all significant aspects of the new software system will be fully operational by July 2005. Management also believes that, when fully operational, the new system will significantly improve the Company’s internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventory management. On an ongoing basis, management will continue to test internal controls with respect to the recording of sales and the valuations of inventories and current liabilities as well as other controls to ensure that the Company’s controls are operating as they were designed.

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

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1                           LEGAL PROCEEDINGS

As previously reported, a former shareholder commenced a putative class action lawsuit against Sport-Haley, two of its officers and directors and one former officer and director (the “Defendants”). On April 29, 2004, the United States District Court for the District of Colorado (the “Court”) entered a Final Order and Judgment approving the Settlement of the class action that had been pending since October 2001. Pursuant to a settlement conference, on November 7, 2003, and a Memorandum of Understanding dated December 16, 2003, the parties to the class action reached a preliminary agreement to settle the action against all parties, subject to court approval and other contingencies. The Court granted preliminary approval of the settlement on January 30, 2004, pursuant to which approval, notice of the class action and proposed settlement were distributed to applicable shareholders. The Court conducted a hearing on the proposed settlement on April 23, 2004. No members of the class opted out of the class or objected to the proposed settlement. In accordance with the settlement agreement, the Defendants have paid to the class a total of $1,000,000, from which will be deducted certain administrative costs and awards made to the named Plaintiffs and to Plaintiffs’ counsel for attorneys’ fees and costs. The settlement amount was funded from proceeds of the Defendants’ liability insurance coverage. The Defendants continue to maintain that they have meritorious defenses to the class action claims, but have agreed to the settlement for practical and other reasons. The Defendants have incurred significant costs and expenses, including the uses of Company resources and executive time, defending the class action. Of those expenses, a considerable portion is not recoverable by applicable insurance.

As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, its Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former Controller, Steve S. Auger (the “Defendants”). The Commission filed an amended complaint on October 29, 2003, which added one of the Company’s former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for the Company’s fiscal years 2000, 1999 and 1998. The amended complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder.

The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company’s violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in the Company’s previously issued financial statements that the Company previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the Amended Complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has recently concluded.  No trial date has yet been determined.

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

As previously reported, the Company retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Further, counsel to the former auditors has advised the Company that the former auditors may bring certain claims against the Company. Management believes that the claims threatened by the former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither the Company nor its former auditors have yet filed any legal action to assert any of these claims. During the three months ended March 31, 2004, the Company expended approximately $103,000, and, as of that date, the Company had cumulatively incurred approximately $828,000 in expenses related to the restatements of its financial statements and material quarterly information, the investigation and subsequent civil action commenced by the Commission and the class action lawsuit. While the Company maintains its rights to pursue claims against its former auditors, the Company has elected to treat amounts expended for legal and other costs, that are potentially recoverable from the former auditors and the Company’s insurance carriers, as selling, general and administrative expenses in the periods incurred. If such amounts are recovered in future periods, the Company will treat amounts recovered as other income in the periods such amounts are received. At March 31, 2004, at least $127,000 of such amounts, in excess of the policy deductible for such matters, was recoverable from one of the Company’s insurance carriers.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position the Company or the results of its operations.

ITEM 4                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport-Haley, Inc. held its annual meeting of shareholders on March 31, 2004. The following matters were considered and approved by the shareholders:

A.            The following six directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

Robert G. Tomlinson	2,022,013	346,461	2,368,474
Kevin M. Tomlinson	2,335,288	33,186	2,368,474
Mark J. Stevenson	2,346,288	22,186	2,368,474
Ronald J. Norick	2,349,638	18,836	2,368,474
James H. Everest	2,349,638	18,836	2,368,474
James R. TenBrook	2,354,238	14,236	2,368,274

B.              To ratify appointment of Hein + Associates LLP as the independent certified public accountants for Sport-Haley, Inc.

Votes For	2,316,044
Votes Against	15,700
Votes Abstaining	36,730
Total Voted	2,368,474

ITEM 5                           OTHER INFORMATION

Effective March 31, 2004, the Company’s former President, Robert W. Haley, terminated his employment with the Company. Mr. Haley’s severance package included the continuation of his salary for one year in exchange for his agreement not to enter into activities that are or may be competitive with, or which might place Mr. Haley in a competing position to that of, the Company during that one-year period. Upon Mr. Haley’s termination of employment, the Company included $150,000 in selling, general and administrative expenses relating to his severance agreement.

ITEM 6                           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit 10.1 – Employment agreement between Sport-Haley, Inc. and Mark Maley dated February 22, 2004

Exhibit 31.1 – Certification of Kevin M. Tomlinson

Exhibit 31.2 – Certification of Patrick W. Hurley

Exhibit 32.1 – Certifications of Kevin M. Tomlinson and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

On February 12, 2004, the Company filed a Form 8-K to report that the Company had issued a news release dated February 10, 2004, which announced its financial results for the fiscal quarter ended December 31, 2003.

On May 6, 2004, the Company filed a Form 8-K to report that the Company had issued a news release dated May 4, 2004, which announced that the United States District Court for the District of Colorado entered on April 29, 2004 its Final Order and Judgment approving the settlement of the class action that had been pending since October 2001 against the Company, two officers and directors and one former officer and director.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	May 24, 2004	/s/ Kevin M. Tomlinson
Kevin M. Tomlinson
Chief Executive Officer

Date:	May 24, 2004	/s/ Patrick W. Hurley
Patrick W. Hurley
Chief Financial Officer