Form 10-K
period 2004-06-30
SPORT HALEY INC
filed 2004-10-13
CIK 892653

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12888

SPORT-HALEY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1111669 (I.R.S. Employer Identification Number)
4600 East 48th Avenue Denver, Colorado (Address of Principal Executive Offices)	80216-3215 (Zip Code)
Registrant's telephone number, including area code: (303) 320-8800
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to section 12(g) of the Exchange Act:
Common Stock, no par value per share

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 2,237,519 shares of Common Stock (the Registrant's only common equity) held by non-affiliates was approximately $10,178,000 based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market® on such date. For purposes of the foregoing calculation only, each of the Registrant's officers and directors is deemed to be an affiliate. This determination of affiliate status is not a conclusive determination for other purposes.

        There were 2,545,252 shares of the Registrant's Common Stock outstanding at the close of business on October 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1. BUSINESS

General

        Sport-Haley (also the "Company") designs, purchases, contracts for the manufacture of, markets and distributes high quality men's and women's fashion golf apparel and outerwear under the HALEY® label and premium men's golf apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative design, quality fabrics, generous fit and classic style, is primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops at country clubs and resorts throughout the United States and internationally. Appeal for the HALEY® brand name is enhanced because golf professional shops generally prefer to sell quality apparel that is not broadly distributed in the retail market. Sport-Haley also markets HALEY® apparel to corporate, collegiate and other markets. Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. The Company has focused its marketing efforts on expanding brand recognition and appeal for HALEY® and Ben Hogan® apparel by continually improving the styling, sourcing and fabrications of its garments in order to continue to offer its customers high-quality garments at competitive prices. Other services offered by Sport-Haley include optional custom embroidering of its apparel with a personalized club, resort or corporate logo, thereby promoting the image of both the Company and its customers and enhancing the marketability of its products. Sport-Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

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

        During the fiscal year ended June 30, 2004 ("fiscal 2004"), apparel marketed under the distinctive HALEY® label consisted of the following principal lines: women's, men's, Elements (comprised of women's and men's outerwear) and commodity/corporate.

        Over the years, Sport-Haley has expanded the number of items available in each of the HALEY® women's and men's apparel lines, offering more extensive selections of styles, colors and fabrics. The HALEY® women's spring and fall lines have consisted of as much as 400 separate pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. Beginning with the fall 2005 season, the women's product offering will be limited to approximately 275 separate pieces, including outerwear. The HALEY® men's lines have consisted of as much as 350 pieces of apparel, including shirts, pullovers, vests, shorts, sweaters, jackets and pants. Beginning with the fall 2005 season, the Company will discontinue offering HALEY® men's fashion apparel, due to its declining sales trend. The Company will continue to market men's commodity/corporate apparel under the HALEY® label. Commencing with the fall 2005 season, the Company also plans to introduce a new limited line of performance fabric apparel under the HALEY® label for both men and women as part of a redesigned commodity/corporate line.

        The following table presents the suggested retail price ranges for various HALEY® apparel items:

HALEY® Men's Apparel	Suggested Retail Price Range	HALEY® Women's Apparel	Suggested Retail Price Range
Shirts	$26 - $59	Tops	$48 - $ 75
Shorts	$48	Shorts	$64 -$ 69
Pants	$59	Pants	$72 - $ 79
Pullovers/Vests	$35 - $59	Sweaters	$22 - $ 89
Elements Outerwear	$38 - $58	Elements Outerwear	$38 - $148

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

        The collections of Ben Hogan® men's apparel have consisted of as much as 380 individual pieces of apparel such as tops, bottoms, wind wear, and outerwear. Beginning with the fall 2005 season, the Ben Hogan® product offering will be limited to approximately 275 separate pieces.

        The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan® Men's Apparel	Suggested Retail Price Range
Shirts	$70 - $124
Shorts	$68 - $ 75
Pants	$96 - $124
Pullovers/Vests	$22 - $ 76
Outerwear	$94 - $974

        The Company closely coordinates the designing functions with its sales and production operations. The designing functions for each collection of garments comprise a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques and includes supervising the production of prototype garments. The Company primarily utilizes in-house designers to develop its apparel collections. Sport-Haley's design staff is responsible for negotiating price and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for shrinkage and colorfastness. Key persons within Sport-Haley's design and production staffs periodically visit international and domestic factories that produce HALEY® and Ben Hogan® apparel in order to assure that quality expectation standards and production schedules are met or exceeded.

        Finished apparel is generally received from ready-made manufacturers or cutting and sewing vendors at the Company's warehouse, embroidery and distribution facilities in Denver, Colorado. Some apparel items, primarily shirts and tops, are embroidered with the Haley® or Ben Hogan® sleeve logo. Approximately 80% of men's apparel is custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 30% of women's apparel is similarly embroidered. Sport-Haley maintains an electronic library of over 10,000 custom logos and ten computer-controlled embroidering machines, which cumulatively have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer's specifications, apparel receives a final inspection by quality assurance personnel. Generally, customer orders are packaged and shipped from the Denver, Colorado facility.

Sales and Marketing

        Overview.    Sport-Haley implements marketing strategies designed to enhance its position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the HALEY® and Ben Hogan® brand names to establish, maintain and improve distribution channels. The Company implements these strategies by: (i) enhancing distribution channels through its networks of independent sales representatives in an effort to add new golf professional shops to its customer base and maximize purchases from existing customers; (ii) securing, utilizing and maintaining distributor arrangements for international sales; (iii) diversifying product lines by developing new styles and designs that are natural variations on its existing apparel designs; and, (iv) intensifying marketing efforts in the premium, mid-priced and corporate markets.

        In fiscal 2004, sales of HALEY® apparel to domestic and international golf course professional shops, country clubs, resorts and corporate, special event and retail customers accounted for approximately 65% of Sport-Haley's net sales. Sales of Ben Hogan® apparel to elite golf professional shops, upscale resorts and exclusive department stores, corporate, special event and retail customers accounted for approximately 35% of Sport-Haley's net sales. No single customer accounted for 5% or more of net sales.

        Golf Professional Shops, Country Clubs and Resorts.    Domestic sales of HALEY® apparel are solicited primarily through a network of approximately 30 independent wholesale sales representatives that sell the apparel, on a commission basis, mainly to golf professional shops at country clubs and resorts in all of the 50 United States. The independent HALEY® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories. Since January 1997, Sport-Haley has maintained buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from Sport-Haley in accordance with specific promotional programs. The promotional programs accounted for approximately 30% of total gross sales in fiscal 2004. International sales are made through distributors in the United Kingdom, Caribbean Islands, Mexico, Japan, certain regions of Southeast Asia and the Philippines and to U.S. military bases overseas. Historically, the vast majority of Sport-Haley's sales have been to United States customers. International sales represented less than 2% of net sales in fiscal 2004.

        Domestic sales of Ben Hogan® apparel are solicited primarily through a network of approximately 20 independent wholesale sales representatives that sell the apparel, on a commission basis, to elite golf professional shops, upscale resorts and exclusive department stores in all of the 50 United States. The independent Ben Hogan® sales representatives, many of whom may also carry other golf-related lines, are responsible for generating new business and serving customers in specific geographic territories in the United States.

        Approximately 90% of the Company's independent wholesale sales representatives market both the HALEY® and Ben Hogan® apparel lines.

        Management of the Company continues to attempt to expand the international sales of Ben Hogan® apparel within the United Kingdom, Mexico and certain of the Caribbean islands by establishing and maintaining distribution agreements with individual distributors in the respective markets. However, the actual growth achieved within these markets has been minimal.

        Sport-Haley's sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating the networks of independent HALEY® and Ben Hogan® wholesale sales representatives, providing customer service support and participating in industry tradeshows. These executives support the sales activities of the wholesale sales representatives and distributors by assigning specific customer service personnel to specific geographic regions, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives' order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with Sport-Haley's management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls.

        The Company recently launched new comprehensive websites for the HALEY® and Ben Hogan® brands as well as a new corporate website. The new websites were launched as the first of a two-phase enhancement process, the first part of which concentrates on a "consumer-centric" focus designed to build the images of the HALEY® and Ben Hogan® brands. The HALEY® site, located at www.sporthaley.com, utilizes a distinctive contemporary and feminine feel. The Ben Hogan® site, located at www.benhoganapparel.com, generates a masculine sense through the use of dark rich colors and club house photos of various exclusive country clubs. The new corporate site, located at www.sporthaleyinc.com, includes a basic corporate overview and links to pertinent investor relations information. Each of the websites contains active links to one another. The Company's HALEY® and Ben Hogan® websites each include a glimpse of current and future collection offerings, design philosophies and retail locator systems that can direct customers to establishments that sell the Company's apparel. The retail locator systems enhance the Company's marketing efforts by directing the consumer where to find the product lines and thereby creating "pull through" sales for the retailer. The HALEY® and Ben Hogan® websites also include a United States map system that can be actively utilized by the Company's retailers to easily locate contact information for the Company's independent wholesale sales representatives and sales management personnel that serve their geographic area.

        The second phase of the website enhancement process will add Business-to-Business and eCommerce functionality to the websites. The second phase design will allow retailers to access online catalogs and give them an opportunity to place apparel orders directly via the website. Participating retailers will also be granted access to available inventories, the status of pending orders and other information through a system that utilizes secure logins and passwords. The Company anticipates that the second phase of the website development will be completed sometime during the spring of 2005.

        Sport-Haley introduces the distinctive HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, the Company usually books a significant number of customer orders at or following the show. Retailers attending the tradeshow also provide the Company with direct feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of sales forecasts and production schedules.

        In order to enhance the visibility of the HALEY® and Ben Hogan® brands, Sport-Haley may from time to time sustain endorsement agreements with a limited number of PGA and LPGA professionals.

Under these endorsement agreements, the Company may compensate the respective professionals with apparel allowances, cash and/or other compensation.

        Sport-Haley periodically advertises the availability of HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. The Company also expends a portion of its advertising budget to support the sales activities of its networks of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories. In accordance with its licensing agreement with Sport-Haley, the Callaway Golf Company also advertises Ben Hogan® apparel in golf trade industry publications and through other golf marketing channels.

        The Company maintains a program that provided select customers with distinctive fixtures dedicated to featuring HALEY® brand apparel. Upon the customer's agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixture became the property of the customer for a nominal delivery fee. This display fixture program encourages customers to keep their loyal commitment to Sport-Haley by continuing to prominently display a large selection of HALEY® brand apparel.

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

        Corporate Market.    Sport-Haley's management believes that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory. The Company has developed a limited number of direct corporate accounts, and has historically pursued this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company may also source and supply a specific product or products for special events sponsored by a corporation. HALEY® apparel is currently included, or confirmed to be included, in a variety of catalogs, including catalogs for a few Fortune 500 companies. Sport-Haley does not enter into formal agreements or contracts with these promotional-product companies, but does agree that it will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. The Company generally selects a limited number of its most popular, classic styles of golf apparel and includes those in its corporate catalog. Because the corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific selling season, Sport-Haley typically features only one collection of garments in its corporate catalog each year. Corporate sales are made periodically throughout the year, and thus corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other HALEY® and Ben Hogan® apparel collections. The Company utilizes a combination of its independent wholesale sales representatives, sales management and executive management to market HALEY® and Ben Hogan® apparel collections directly within corporate markets.

        Ben Hogan® and Callaway Golf CompanyLicensing Agreement.    In May 2001, Sport-Haley entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") that granted Sport-Haley the rights to market men's premium golf apparel under the Ben Hogan® brand name. In July 2002, Sport-Haley and Spalding agreed to amend the Licensing Agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original Licensing Agreement had previously granted Sport-Haley the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. ("Top-Flite Golf"). In June 2003, the licensing agreement was amended to reflect Spalding's name change to Top-Flite Golf and to grant Sport-Haley an additional license to manufacture and market a full line of golf apparel bearing the Top-Flite® brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway Golf Company ("Callaway") purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® licensing agreement. Recently, Callaway and Sport-Haley reached an agreement in principle to delay the planned product launch of Top-Flite® branded apparel for the foreseeable future in order to allow both companies to refocus on their respective strengths and to allow Callaway time to reposition the Top-Flite® brand into higher channels of distribution. Sport-Haley maintains the right to market men's and women's golf apparel bearing the Top-Flite® brand name. Callaway and Sport-Haley are currently renegotiating the licensing agreement with regard to Ben Hogan® branded apparel to extend the agreement beyond its current renewal term expiration date of December 31, 2011.

Competition

        The fashion golf apparel market, both domestically and internationally, is highly fragmented, and the market leader has a share of only between 10% and 15% of the total market, per the most recent "Darrell Survey" of the golf industry. Sport-Haley currently views Ashworth, Cutter & Buck, Polo, Fairways and Greens, Tehama and EP Pro as its most significant competitors in the fashion golf apparel market. In addition to competing with fashion golf apparel manufacturers, Sport-Haley must also compete with manufacturers of high quality men's and women's sportswear and general leisure wear such as Nike and Adidas. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, style and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. Many of the Company's competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Sport-Haley. Because of the intense competition in the golf apparel and leisure wear markets, Sport-Haley cannot be assured of obtaining additional market share or maintaining its current market share; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins and adversely impact Sport-Haley's results of operations.

Finished Goods Sourcing

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

        The Company's production personnel assist the design department with the sourcing of finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods. Sport-Haley does not initiate any formal contractual arrangements for the purchase of raw materials or finished goods from its suppliers, but issues purchase orders as raw materials and finished goods apparel purchases are initiated.

        Purchases of made-to-order finished goods are manufactured by outside suppliers in accordance with HALEY® and Ben Hogan® specifications with regard to quality and custom styling. In fiscal 2004, Sport-Haley purchased approximately 90% of HALEY® and Ben Hogan® apparel as finished goods from a variety of foreign and domestic suppliers. In fiscal 2004, the Company purchased 43%, 11%, 8% and 8% of its finished apparel from four separate vendors, respectively. The loss of any of these significant vendors could cause substantial disruption to the Company's short-term ability to fulfill its customers' orders on a timely basis.

        With the exception of custom embroidering, which is done at Sport-Haley's facility in Denver, Colorado, most manufacturing activities were undertaken by foreign and domestic "cutting and sewing" vendors. In fiscal 2004, Sport-Haley manufactured approximately 10% of its finished apparel by utilizing a variety of foreign and domestic cutting and sewing vendors. Following the purchase of raw materials, Sport-Haley arranged for shipment of the materials directly to the cutting and sewing vendors. The individual vendors were responsible for cutting and sewing apparel to HALEY® and Ben Hogan® specifications. Sport-Haley does not execute contractual arrangements other than purchase orders with any of its domestic or foreign cutting and sewing vendors and believes that these services could be obtained from a large number of international and other domestic sources. The Company's management does not expect that the loss of any of the cutting and sewing vendors would cause substantial disruption to Sport-Haley's short-term ability to fulfill its customers' orders on a timely basis.

        Sport-Haley receives sales orders for the HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. The Company must begin to schedule purchases and production of apparel collections in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, management devotes considerable time and efforts to the revisions of forecasts for apparel sales by item category and style. The Company's computerized management information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Seasonal Nature of Business

        Fashion apparel sales in golf professional shops tend to be seasonal in nature, with disproportionately higher sales occurring in spring and summer months. Accordingly, Sport-Haley's sales are disproportionately higher from January through June, which are the Company's third and fourth quarters of each fiscal year, than sales from July to December, which are the Company's first and second fiscal quarters. Sport-Haley continues to seek to reduce the impact of seasonal revenues by attempting to increase sales in other markets, such as the corporate and international markets.

Management Information Systems and Inventory Management

        Sport-Haley utilizes integrated computer systems to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. The computer systems provide information to all of the Company's internal departments. The electronic computer system used by the Company's independent wholesale sales representatives interfaces with the main system to provide sales representatives with inventory information and order entry capability and allows the sales representatives to order against actual inventory availability. The computer systems provide valuable information for forecasting such as analyses of sales histories, purchasing histories, and future customer commitments, all of which facilitate the management of finished goods inventories.

        As previously reported, in January 2004, the Company began utilizing a new comprehensive computer system designed specifically for the garment industry and tailored exclusively to the Company's business operations. The new system integrated almost all of the Company's information systems into one common computer system. While each function of the new system was tested during the implementation phase of the project, certain design and operational deficiencies were discovered upon utilization of the system. The design and operational deficiencies primarily related to incorrect invoicing of sales transactions and accounting for inventory purchases.

        During the months of January and February 2004, management, in conjunction with the Company's software consultants, worked diligently to correct the malfunctioning system controls with respect to incorrect invoicing of sales transactions. Management had discovered that certain customer orders had been shipped but no sales invoice had been generated by the computer system and that, in certain instances, sales invoices were not mathematically correct. Because of custom controls that management had designed for the system with regard to accounting for a customer order, from the placement of the order through delivery of the merchandise to the customer, the Company was able to identify and correct the sales invoicing malfunction. The Company's software consultants also corrected the system malfunctions that produced sales invoices that contained mathematical errors, and the Company subsequently corrected the respective sales invoices. Management believes that the system controls with respect to invoicing sales transactions have been substantially corrected and are now operating as they were designed.

        The Company designed an intricate system for recording its inventory purchases in order to account for its finished goods inventories using an average cost method. The average cost method was designed to accumulate the actual costs of inventory purchases for each finished goods inventory item, combine the total costs of purchases together with previously accumulated costs for each item and utilize a weighted average method when calculating the cost of each item sold. Because the Company imports most of its finished goods inventories from offshore suppliers, the accumulation of actual costs for each item of finished goods inventories becomes a complicated series of accounting transactions made up of many separate components of the total inventory cost. The Company generally includes vendor costs for packaged apparel, import costs, such as customs duties, freight-in and other miscellaneous costs, and applied overhead as components of total inventory cost for each item in its finished goods inventories.

        Management discovered that, initially, the system for recording inventory purchases was not functioning in the manner it was originally intended. Management also discovered that significant mistakes had occurred in the recording of inventory-related transactions that were caused by human error. Management further discovered that the system programming needed to be revised to ensure the proper recording of the most complex of its inventory purchase transactions. Because of the complexity of the system design with regard to inventory purchases and because of the amount of time spent previously with regard to correcting sales invoicing, the system programming corrections to the inventory purchasing functions were not completed until early May 2004.

        Subsequent to the end of fiscal 2004, management discovered additional human errors that were continuing to affect the computer system's valuation of the Company's finished goods inventories. Due to the complexity of the transactions recorded within the computer system with regard to inventory purchasing and the human errors discovered, management was not able to specifically quantify the financial effects at March 31 or June 30, 2004 of the errors discovered with regard to inventory purchasing. Therefore, management recomputed the estimated value of its finished goods inventories at March 31 and June 30, 2004, using a standard cost assumption. Management prepared an analysis to compare actual costs of its finished goods inventories with its standard costs and believes the standard cost assumption yielded a fair estimation of the Company's finished goods inventories at March 31 and June 30, 2004. The computer system was designed to enhance internal controls with respect to inventory valuation. However, programming malfunctions and human errors caused the computer system to incorrectly compute inventory valuations. The Company's management considers the computation errors to be an indication of a material weakness in the Company's internal control structure with respect to inventory valuation as of June 30, 2004. Management also believes that the system controls with regard to inventory purchasing have been substantially corrected and that those controls are now functioning as they were originally intended. In September 2004, management authorized the Company's software consultants to begin performing a review and analysis of the processes performed within the new computer system. The software consultants subsequently identified and adjusted certain aspects of the system in order for the Company to operate more efficiently, and the consultants are preparing a written analysis of the system processes utilized by the Company's personnel and recommendations for future system enhancements. The Company plans to use the consultants' written analysis to further improve the functionality of the computer system and to plan and coordinate the retraining of Company personnel as soon as administratively feasible, thereby further strengthening its internal controls especially with respect to finished goods inventories.

        Sport-Haley maintains a significant amount of finished goods inventories to meet customers' delivery expectations and to support the continued increase in sales of Ben Hogan® apparel. Because of such factors as the long lead time between ordering and receiving packaged apparel from foreign vendors, receiving advance orders from and delivery of finished apparel to customers, and the considerable number of individual items that comprise apparel collections within a single selling season, an excess of finished goods inventories remaining at the end of a selling season is common within the golf apparel industry. Excess and previous seasons' finished goods inventory items usually must be marketed at reduced selling prices, which negatively affects gross margins. The Company utilizes its computer systems to assist management with controlling finished goods inventories by providing information with regard to sales forecasting, initial and reorders of finished apparel and warehouse management. The new computer system was expected to dramatically increase operating efficiencies by providing better information with regard to sales forecasting, purchasing and inventory management. However, the Company experienced significant increases in previous and current seasons' inventories during fiscal 2004. Problems incurred initially with the new computer system significantly impaired management's ability to properly forecast sales and the timing of inventory purchases. In April 2004, management began an extensive evaluation of the Company's processes used for merchandise planning, product forecasting and excess inventory disposal. Management designed and implemented new initiatives for the disposal of excess inventories that will utilize both current channels of distribution and large discount retail chains. Additionally, management reduced, by approximately 30%, the number of items to be offered in the spring 2005 HALEY® women's and Ben Hogan® apparel collections. The Company also decided to discontinue its HALEY RESERVE® men's fashion collections effective with the spring 2005 season, but the Company will continue to offer a limited number of HALEY® men's apparel items. In June 2004, management began utilizing capabilities within the new software system to support "open to buy" inventory control procedures commencing with production of items for the spring 2005 season that the Company began marketing in July 2004. Management expects that the new inventory initiatives and enhanced software controls will allow the Company to significantly reduce its finished goods inventories throughout fiscal 2005.

Order Placement and Backlog

        Advance sales orders for the fall selling season are typically received by the beginning of June each year. Similarly, advance sales orders for the spring selling season are typically received by the beginning of December each year. Due to economic drivers such as the general economic health of and competition within the golf apparel industry, the overall USA economy and the geopolitical climate throughout the world, the Company has experienced a shift in the trend with regard to advance sales orders. During the last four fiscal years, the Company has noted a trend of declines in advance sales orders and increases in "at once" business. This trend adds to the difficulty associated with sales forecasting and the timing of inventory purchasing that is already complicated by the long lead times associated with procuring finished product from overseas suppliers.

        Generally, Sport-Haley ships partial orders if they are at least 85% complete. Orders may be changed or canceled up to 30 days prior to the scheduled shipping date of the order. Generally, Sport-Haley does not sell its apparel on consignment and generally does not accept returns of purchased apparel, other than apparel that is defective or damaged or which is shipped to the customer after their specified delivery date. However, the Company continues to experience a large number of sales returns due to refused shipments. As a percentage of net sales, sales returns were approximately 5% in fiscal 2004, 5% in fiscal 2003 and 6% in fiscal 2002. Historically, the backlog of orders has not materially impacted Sport-Haley's sales with respect to cancellations and rejections of back orders.

        Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor's ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of the Company's backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Sport-Haley's backlog of unfilled customer orders was approximately $400,000 at June 30, 2004, which compares to approximately $200,000 in back orders as of June 30, 2003. The Company filled the majority of the June 30, 2004 back orders within the first few months of fiscal 2005.

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

        Sport-Haley also markets men's fashion golf apparel under the Ben Hogan® label. Callaway has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Callaway is also licensed to use the Ben Hogan® trademark outside of the United States. Sport-Haley is licensed by Callaway to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of their licensing agreement, as amended.

        Callaway has registered the Top-Flite® trademark with the United States Patent and Trademark Office. Sport-Haley is licensed by Callaway to use the Top-Flite® trademark in the United States, and its territories and possessions, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. Per a mutual agreement with Callaway, Sport-Haley has indefinitely delayed the previously anticipated introduction of men's and women's golf apparel under the Top-Flite® label.

Employees

        At June 30, 2004, Sport-Haley had 78 full-time employees and one part-time employee, including 30 full-time and one part-time executive and administrative employees, 5 full-time marketing and corporate sales employees, and 43 full-time personnel in inspection, packaging, embroidering and distribution operations.

ITEM 2.    PROPERTIES

        Sport-Haley's executive offices and warehouse facilities are located in Denver, Colorado. Prior to negotiating an extension of the lease in September 2001, Sport-Haley leased approximately 82,500 square feet of floor space at the Denver location. In conjunction with the lease extension, Sport-Haley negotiated a reduction in the floor space leased at the Denver location. As of October 2001, Sport-Haley leases approximately 66,640 square feet of the available 82,500 square feet of floor space. The Denver facilities were leased at an annual base rent of approximately $223,000 in fiscal 2004. The Company is obligated to pay its proportionate share of taxes, insurance and maintenance expenses for the leased space.

ITEM 3.    LEGAL PROCEEDINGS

        As previously reported, in October 2001, a former shareholder commenced a putative class action lawsuit against Sport-Haley and three of its officers and directors (the "Defendants"). Pursuant to a settlement conference in November 2003 and a Memorandum of Understanding dated December 16, 2003, the parties to the class action reached a preliminary agreement to settle the action against all parties, subject to court approval and other contingencies. The Court granted preliminary approval of the settlement in January 2004, pursuant to which approval, notice of the class action and proposed settlement were distributed to applicable shareholders. The Court conducted a hearing on the proposed settlement, and in April 2004, the United States District Court for the District of Colorado (the "Court") entered a Final Order and Judgment approving the settlement of the class action. No members of the class opted out of the class or objected to the settlement. In accordance with the settlement agreement, one of the Defendants' insurance carriers paid the class a total of $1,000,000, from which was deducted certain administrative costs and awards made to the named Plaintiffs and to Plaintiffs' counsel for attorneys' fees and costs. The Defendants continue to maintain that they have meritorious defenses to the class action claims, but agreed to the settlement for practical and other reasons. The Defendants incurred significant costs and expenses, including the uses of Company resources and executive time, defending the class action. Of those expenses, a considerable portion is not recoverable by applicable insurance.

        In September 2003, the United States Securities and Exchange Commission (the "Commission") filed suit in the United States District Court for the District of Colorado against Sport-Haley, its late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the "Defendants"). The Commission filed an amended complaint in October 2003, which added one of the Company's former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-Haley's fiscal years 2000, 1999 and 1998. The amended complaint alleges that Sport-Haley violated §17(a) of the Securities Act of 1933 (the "Securities Act"), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted Sport-Haley's violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission's suit primarily relates to errors in Sport-Haley's previously issued financial statements that the Company previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, has agreed to indemnify Mr. Tomlinson and Mr. Auger, and the Company has advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the action by the Defendants are covered by the Company's applicable liability insurance, subject to a retention, which has been satisfied, and other limitations. The Defendants intend to vigorously defend the Commission's allegations, which the Defendants believe are without merit. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that Sport-Haley will incur defending the Commission's allegations. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that Sport-Haley might be required to pay could negatively impact Sport-Haley's financial position and the results of its operations.

        As previously reported, Sport-Haley retained legal counsel to possibly pursue claims against its former auditors in connection with damages suffered as a result of the restatements of its financial statements for fiscal years 1999 and 1998 and the corrections of material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. Further, counsel to the former auditors has advised Sport-Haley that the former auditors may bring certain claims against Sport-Haley. Management believes that the claims threatened by the Company's former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither Sport-Haley nor its former auditors have yet filed any legal action to assert any of these claims. As of June 30, 2004, the Company had cumulatively incurred approximately $1,018,000 in expenses related to the restatements of its financial statements and material quarterly information, the investigation and subsequent civil action commenced by the Commission and the class action lawsuit. While the Company maintains its rights to pursue claims against its former auditors, the Company has elected to treat amounts expended for legal and other costs, that are potentially recoverable from the former auditors and the Company's insurance carriers, as selling, general and administrative expenses in the periods incurred. At June 30. 2004, approximately $316,000 in excess of the policy retention for such amounts was recoverable from one of the Company's insurance carriers. Amounts recovered in future periods will be either offset against other legal expenses or included as other income in the period(s) as they are recovered. Subsequent to June 30, 2004, the Company recovered, from one of its insurance carriers, $204,000 which was included in its 2004 financial statements as an offset against other legal expenses.

        Sport-Haley is subject to various other legal proceedings and claims which arise in the ordinary course of its business. Based upon information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect the Company's financial position or results of its operations.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Sport-Haley's Common Stock is quoted on the Nasdaq National Market® under the trading symbol "SPOR." The following table sets forth the range of high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market®, from July 1, 2001 through June 30, 2004. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not be representative of actual transactions.

Fiscal Year 2004	High	Low
Fourth Quarter	$6.000	$5.000
Third Quarter	6.090	4.230
Second Quarter	4.590	3.840
First Quarter	4.640	3.830
Fiscal Year 2003
Fourth Quarter	$4.300	$3.700
Third Quarter	4.000	3.150
Second Quarter	3.500	3.180
First Quarter	4.100	3.150
Fiscal Year 2002
Fourth Quarter	$4.640	$3.720
Third Quarter	4.870	3.250
Second Quarter	3.500	2.160
First Quarter	3.220	2.030

        As of March 31, 2004, Sport-Haley's common stock was held by approximately 900 shareholders. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid on the common stock throughout the history of the Company, and the Board of Directors does not anticipate that dividends will be declared in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the fiscal years in the three-year period ended June 30, 2004 and the balance sheets data at June 30, 2004 and 2003 are derived from the consolidated financial statements of Sport-Haley which have been audited by Hein & Associates LLP, independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley.

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$20,800	$19,196	$17,099	$21,714	$23,139
Cost of goods sold	13,619	11,873	12,915	15,141	15,879
Gross profit	7,181	7,323	4,184	6,573	7,260
Selling, general and administrative expenses	8,737	8,026	6,886	7,967	6,948
Impairment of fixed assets	0	0	0	254	0
Income (loss) from operations	(1,556)	(703)	(2,702)	(1,648)	312
Other income and expenses, net	116	135	346	591	686
Income (loss) from operations before (provision for) benefit from income taxes	(1,440)	(568)	(2,356)	(1,057)	998
(Provision for) benefit from income taxes	(746)	180	1,383	291	(344)
Income (loss) from continuing operations	(2,186)	(388)	(973)	(766)	654
Cumulative effect of change in accounting principle	0	0	0	0	361
Net income (loss)	$(2,186)	(388)	$(973)	$(766)	$1,015
Income (loss) per common and equivalent shares outstanding:
From continuing operations (basic)	$(0.89)	(0.15)	(0.33)	(0.22)	0.17
Cumulative effect of change in accounting principle (basic)	0.00	0.00	0.00	0.00	0.10
Net income (loss) (basic)	$(0.89)	$(0.15)	$0.00	$(0.22)	$0.27
From continuing operations (diluted)	$(0.89)	$(0.15)	$(0.33)	$(0.22)	$0.17
Cumulative effect of change in accounting principle (diluted)	0.00	0.00	0.00	0.00	0.10
Net income (loss) (diluted)	$(0.89)	$(0.15)	$(0.33)	$(0.22)	$0.27
Weighted average common and basic equivalent shares outstanding (basic)	2,448	2,621	2,938	3,439	3,755
Weighted average common and basic equivalent shares outstanding (diluted)	2,448	2,621	2,938	3,439	3,784
	June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Balance Sheets Data:
Working capital	$17,503	$19,180	$20,766	$22,581	$23,085
Total assets	20,771	21,545	23,525	25,383	26,985
Long-term debt	0	0	0	0	0
Total liabilities	2,148	1,118	1,753	1,097	1,366
Shareholders' equity	18,623	20,427	21,772	24,286	25,619
Net book value per share of common stock	$7.37	$8.36	$7.97	$7.42	$7.40

        The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2004 and 2003:

	Fiscal Quarter Ended
					Year Ended Jun 30
	Sep 30	Dec 31	Mar 31	Jun 30
Quarterly Financial Data—Unaudited (in thousands, except per share data)
Fiscal 2004:
Net sales	$4,312	$4,763	$5,365	$6,360	$20,800
Cost of goods sold	2,672	2,905	3,275	4,767	13,619
Gross profit	1,640	1,858	2,090	1,593	7,181
Other operating costs	1,945	1,901	2,534	2,357	8,737
Other income and expense, net	54	71	(18)	9	116
(Provision for) benefit from income taxes	90	(17)	(231)	(904)	(746)
Net loss	$(161)	$11	$(693)	$(1,659)	$(2,186)
Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.28)	$(0.53)	$(0.89)
Weighted average shares outstanding
Basic	2,445	2,445	2,450	2,450	2,448
Diluted	2,445	2,445	2,450	2,450	2,448
Fiscal 2003:
Net sales	$3,781	$4,041	$5,504	$5,870	$19,196
Cost of goods sold	2,303	2,483	3,215	3,872	11,873
Gross profit	1,478	1,558	2,289	1,998	7,323
Other operating costs	1,790	1,618	2,405	2,213	8,026
Other income and expense, net	43	62	(4)	34	135
Benefit from income taxes	96	8	41	35	180
Net income (loss)	$(173)	$10	$(79)	$(146)	$(388)
Basic and diluted loss per common share	$(0.06)	$0.00	$(0.03)	$(0.06)	$(0.15)
Weighted average shares outstanding
Basic	2,731	2,665	2,615	2,471	2,621
Diluted	2,731	2,701	2,615	2,471	2,621

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements made in this filing that are not historical facts are forward-looking statements. The reader should be aware that the Sport-Haley's actual results could differ materially from those contained in forward-looking statements. When used in this report, the words "may," "will," "will likely result," "will continue," "expect," "anticipate," "continue," "estimate," "plan," "project," "intend," "believe" and similar expressions, variations of these words or negative of those words, and any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategies, operating results and financial position of the Company could differ materially from those expressed in, or implied by, such forward-looking statements.

        Sport-Haley's business in general is subject to certain risks including the following:

  •
  The demand for Sport-Haley's products may decrease if the popularity of golf decreases or if other factors, such as adverse business conditions, a sluggish economy or inclement weather, cause golfers not to patronize golf professional shops.

  •
  Sport-Haley must continue to successfully anticipate fashion trends, design apparel that is accepted by consumers as fashionable and stylish and maintain an adequate product mix thereof in order to continue to have market acceptance.

  •
  Sport-Haley's sales are seasonal, and historically sales from July through December, Sport-Haley's first and second fiscal quarters, are weaker than sales from January through June, which are Sport-Haley's third and fourth fiscal quarters.

  •
  The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken Sport-Haley's competitive position. In order to maintain its competitive position, Sport-Haley must effectively advertise and communicate within the marketplace and successfully penetrate the Company's chosen distribution channels.

  •
  Sport-Haley maintains a significant level of finished goods inventories to support its sales volume and its corporate apparel program. Disposal of excess prior seasons' inventories at reduced margins is an inherent characteristic within the golf apparel industry, but a significant amount of sales at the lower margins dictated by the liquidation of excess inventories may impair the Company's financial condition. Write-downs with regard to obsolete inventories may also continue to adversely affect Sport-Haley's financial condition.

  •
  Sport-Haley depends on timely delivery of finished garments from its suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, and transportation difficulties, could adversely affect Sport-Haley's ability to make timely delivery of finished garments to its customers.

  •
  Sport-Haley's reliance on foreign suppliers enhances the risk that revenues might be adversely affected if a foreign shipment were lost or significantly delayed. The Company maintains insurance for risk of loss including those relating to raw materials inventories shipped between foreign vendors and finished goods inventories shipped from its foreign suppliers to its distribution facilities in Denver, Colorado. However, significant reliance on foreign suppliers heightens the risk that Sport-Haley would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

  •
  Sport-Haley's reliance on foreign suppliers sustains the risk that revenues might be adversely affected by changes in international trade quota systems for apparel or by a deterioration in political and international trade relations between the United States of America and the foreign countries where the suppliers are located.

  •
  Sport-Haley purchases significant amounts of its finished apparel from four separate foreign suppliers. If the Company were to lose or terminate the services of any of these significant suppliers, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting Sport-Haley's results of operations.

  •
  Sport-Haley maintains a close working relationship with a certain foreign person who is responsible for maintaining relationships with and monitoring the performance of certain of the Company's foreign suppliers. If the Company were to lose or terminate the services of this individual, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting Sport-Haley's results of operations.

  •
  Sport-Haley's reliance on foreign suppliers requires the Company to maintain satisfactory relationships with commercial banking institutions in order to have adequate access to capital to finance inventory purchases from the foreign suppliers via import letters of credit.

  •
  An ever increasing percentage of Sport-Haley's net sales are derived from sales related to the licensing agreement with Callaway to market and distribute Ben Hogan® apparel. An early termination of the licensing agreement with Callaway could negatively impact Sport-Haley's financial position and results of its operations significantly.

  •
  Sport-Haley, its late Chairman of the Board of Directors and its former controller, have been named in a civil enforcement action by the Securities and Exchange Commission (the "SEC"), as previously announced. The Company has incurred a significant amount of legal and other expenses in responding to the SEC action. Subject to the terms of applicable insurance coverage, the Company may incur additional expenses, including Company resources and executive time, in responding to and defending the action, which could negatively impact Sport-Haley's financial position and the results of its operations. Further, Sport-Haley and the named individuals could be subject to certain civil penalties and disgorgement, if the SEC action were successful, which could negatively impact the Company's financial position and the results of its operations.

  •
  The increased threats of terrorist activities in the United States, the conflict in Iraq and other international conflicts appear to have adversely affected Sport-Haley's sales. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. International conflicts and other geopolitical conditions resulting from threats or acts of war or terrorism and responses thereto continued to stifle the travel and leisure sectors that had already been negatively impacted by the general economic downturn experienced during previous years. The Company's sales could decrease if the USA economy weakens further.

  •
  The Company may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

  •
  Businesses in general are ever increasingly dependent upon computer information systems. The Company must continually establish and sustain controls with regard to maintaining the integrity of its technology and information systems in order to adequately manage business activities and control costs and expenses.

  •
  On a limited basis, the Company maintains agreements with certain of its independent wholesale sales representatives whereby Sport-Haley guarantees the sales representatives certain set amounts of monthly sales commissions. The financial results of the Company may be adversely affected should the sales representatives not generate wholesale sales sufficient to justify the amounts of commissions paid under the guarantee agreements.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Consolidated Financial Statements included in this Report on 10-K. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

        Inventories, predominately comprised of finished goods, are valued at the lower of cost or market. Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. The Company markets previous seasons' finished goods inventories at reduced wholesale prices to its customers in the normal course of business. Remaining excess inventories are liquidated through other markets. Excess finished goods inventories may have more of an adverse effect on the results of Sport-Haley's operations than realized by other companies within the golf apparel industry. While the golf apparel market in total is generally comprised of 75% men's apparel and 25% women's apparel, Sport-Haley's sales for fiscal 2004 were generally comprised of 60% men's apparel and 40% women's apparel. The Company's excess inventories are primarily comprised of women's apparel, which has a much smaller distribution market than for men's apparel. The Company performs an analysis on a quarterly basis to identify unsold discontinued or aging merchandise and adjusts its inventory valuation allowance to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management's disposition plans and historical experiences. In the ordinary course of business, the Company maintains reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. During fiscal 2004, the Company recorded finished goods inventories write-downs of $707,000, including a write-down of $286,000 during the fourth fiscal quarter. While management believes that the Company's processes produce a fair valuation of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

        Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Sport-Haley's significant deferred tax assets are related to net operating loss carryforwards for federal and state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. State income tax regulations require that Sport-Haley's operating losses be carried forward for state income tax purposes. Sport-Haley has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. Management periodically reviews and adjusts those estimates based upon the most current information available. Because of the Company's trend of net losses in the current and most recent prior years, management believes that it is more probable than not that none of the Company's net deferred tax assets will be recovered. Therefore, the Company increased its valuation allowance at June 30, 2004, to effectively reduce its net deferred tax assets to zero. However, because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from management's estimates.

        The Company's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating the reserve for uncollectible accounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Analyses performed by management throughout fiscal 2004 indicated an increase in the percentage of doubtful accounts. Therefore, the Company's increased its allowance for doubtful accounts accordingly. From time to time, management also identifies delinquent customer accounts for which a specific reserve is required. At June 30, 2004, the Company had established specific reserves approximating $175,000 with respect to two separate delinquent customer accounts. At June 30, 2004, the Company's allowance for doubtful accounts was approximately $454,000. While management considers the Company's processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of Sport-Haley's doubtful accounts that differs materially from management's estimates.

        Sport-Haley records its allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, the Company's selling terms preclude return of its products subsequent to the sale. However, the Company has traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and the percentage of Sport-Haley's customers that refuse receipt of merchandise at the time of delivery has continued to increase. Management reviews historical data and considers factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the Company's allowance for sales returns. Because of an increasing percentage of sales returns, the Company increased its allowance for sales returns by $116,000 during the fiscal quarter ended June 30, 2004. At June 30, 2004, the Company's allowance for sales returns was approximately $342,000. Beginning with the fall 2004 selling season, the Company began offering its independent wholesale sales representatives the right to return sample garments to the Company at no charge to the sales representative. Previously, the Company invoiced the sales representatives for sample garments at discounted wholesale prices. Because of the right of return offered to the sales representatives with regard to sample garments, the Company elected to record invoiced sales of sample garments to sales representatives in a manner consistent with consigned inventories. Therefore, beginning with the fall 2004 selling season, the Company includes the cost of sample garments in finished goods inventories as consigned inventories and records an allowance to completely offset the revenue effect of the sale of sample garments. The sales representative's accounts receivable balance, the related allowance for sales representative samples and the related inventory costs are adjusted when either the sales representative reimburses the Company for the cost of sample garments or the garments are returned to the Company. At June 30, 2004, the Company's allowance for returns of sales representatives sample garments was approximately $332,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from management's estimates.

Results of Operations

        The following table sets forth the percentage of net sales represented by items included in or derived from Sport-Haley's statements of income for its fiscal years ended June 30, 2004, 2003 and 2002, 2001 and 2000:

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5	61.9	75.5	69.7	68.6
Gross profit	34.5	38.1	24.5	30.3	31.4
Selling, general and administrative expenses	42.0	41.8	40.3	36.7	30.0
Impairment of fixed assets	—	—	—	1.2	—
Income (loss) from operations	(7.5)	(3.7)	(15.8)	(7.6)	1.4
Other income and expenses, net	0.6	0.7	2.0	2.7	2.9
Income (loss) from operations before (provision for) benefit from income taxes	(6.9)	(3.0)	(13.8)	(4.9)	4.3
(Provision for) benefit from income taxes	(3.6)	1.0	8.1	1.4	(1.5)
Income (loss) from continuing operations	(10.5)	(2.0)	(5.7)	(3.5)	2.8
Cumulative effect of change in accounting principle	—	—	—	—	1.6
Net income (loss)	(10.5)%	(2.0)%	(5.7)%	(3.5)%	4.4%

        Comparison of Fiscal Years Ended June 30, 2004 and 2003.    Net sales for fiscal 2004 were approximately $20,800,000, and increase of approximately $1,604,000, or 8%, as compared with $19,196,000 for fiscal 2003.The increase was primarily attributable to a continued increase in the sales of Ben Hogan® apparel combined with a continued decline in the sales of HALEY® apparel. The increase in Ben Hogan® apparel sales exhibits growth the Company has achieved within the premium price market for such apparel and is indicative of management's effective strategies to maximize revenues associated with the Callaway licensing agreement. The continued decline in sales of HALEY® apparel greatly concerns the management of Sport-Haley. Management believes that the generally flat United States economy throughout fiscal 2004 contributed greatly to the depressed sales of HALEY® apparel. The sluggish economic conditions have especially adversely affected sales of women's golf apparel throughout fiscal 2004. Since women's apparel comprises a predominant portion of HALEY® apparel sales, Sport-Haley may have been more significantly affected by the sluggish economic conditions than other competitors within the golf apparel industry. While the golf apparel market is basically comprised of 75% men's apparel and 25% women's apparel, historically, sales of HALEY® apparel have typically been comprised of 30% men's apparel and 70% women's apparel. Sales of HALEY® men's apparel have been steadily declining for several years and were considerably less in fiscal 2004 than in previous years. Recently, management has spoken with a few long-time customers that have indicated they are now placing less of an importance on stocking women's golf apparel collections. Therefore, the Company expects that the trend of increasing sales of Ben Hogan® apparel and declining sales of HALEY® apparel may continue into the foreseeable future. The Company believes that there are natural synergies common to Ben Hogan® men's apparel and HALEY® women's apparel. Thus, during fiscal 2004, management continued to consolidate its independent wholesale sales forces, and approximately 90% of its independent sales representatives now market both brands. By marketing Ben Hogan® men's apparel in conjunction with HALEY® women's apparel, the Company is attempting to maintain its market share with current women's apparel customers and to expand the distribution channels for women's apparel into markets that the Company had previously only been able to penetrate via the marketing of Ben Hogan® men's apparel.

        For fiscal 2004, the HALEY® men's and women's lines accounted for approximately 21% and 30% of total net sales, respectively. The HALEY® Elements line accounted for approximately 10% of total net sales. Approximately 33% of total net sales was attributable to Ben Hogan® apparel. The remaining 6% was comprised of embroidering and shipping revenues.

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

        Gross profit for fiscal 2004 was approximately $7,181,000, a decrease of approximately $142,000, or 2%, as compared with $7,323,000 in fiscal 2003. The decrease was primarily attributable to the continued build up of excess and obsolete finished goods inventories during fiscal 2004. While excess and obsolete inventories are common within any apparel business, maintaining a minimum level of such inventories is a critical factor to the success an apparel business. Obsolete inventories are an especially critical factor to the success of Sport-Haley, because a significant portion of the Company's inventories is comprised of women's apparel. While obsolete men's golf apparel may be disposed of through several different outlets, market options available for the disposal of women's golf apparel are very limited. Therefore, the Company's obsolete women's inventories are much more sensitive to devaluation than are its men's inventories. The Company's management performs quarterly analyses of its obsolete inventories and adjusts its reserve for inventory obsolescence to reduce the carrying value of obsolete inventories to their estimated net realizable value. Adjustments to the inventory valuation allowance are included as a component of the Company's cost of goods sold. An increase in obsolete inventories in fiscal 2004 affected cost of goods sold by $635,000, while a decrease in obsolete inventories in fiscal 2003 affected cost of goods sold by ($895,000), respectively.

        Gross margin for fiscal 2004 was approximately 35%, a decrease of 3%, from 38% in fiscal 2003. The margin erosion in fiscal 2004 is primarily attributable to the effects of the Company's build up in excess and obsolete finished goods inventories. The Company's management is extremely concerned about the continued build up. In April 2004, the Company's Chief Executive Officer spearheaded an extensive evaluation of the Company's processes used for merchandise planning, product forecasting and excess inventory disposal. The evaluation spawned new inventory reduction initiatives for the disposal of excess inventories that will utilize both current channels of distribution and large discount retail chains. Management expects that the new inventory reduction initiatives and enhancements to the Company's software will enable Sport-Haley to significantly reduce the levels of its finished goods inventories throughout fiscal 2005. Management expects to reduce the Company's finished goods inventories to approximately $6,000,000 by December 31, 2004, and to further reduce them to approximately $5,000,000 by June 30, 2005.

        Selling, general and administrative expenses for fiscal 2004 were approximately $8,737,000, an increase of $711,000, or 9%, as compared with $8,026,000 in fiscal 2003. A significant portion of the increase was attributable to operating costs associated with Ben Hogan® apparel. Selling, general and administrative expenses with respect to Ben Hogan® for fiscal 2004 were approximately $1,839,000, an increase of $355,000, or 24%, from $1,484,000 in fiscal 2003. Contributing factors included in the increased Ben Hogan® selling, general and administrative costs were: higher amount of royalties paid to Callaway and commissions paid to independent sales representatives on a corresponding increase in sales of Ben Hogan® apparel; and, other increases in general expenses necessary to support the continued increase sales of Ben Hogan® apparel. Another contributing factor to the total increase in selling, general and administrative expenses was an increase in total personnel expenses, a significant portion of which was attributable to severance compensation of $150,000 payable to the Company's former President upon his termination. Legal defense costs with respect to a Securities and Exchange

Commission investigation and civil enforcement action and a class action lawsuit filed against Sport-Haley and certain of its current and former officers and directors continued to contribute to increased selling, general and administrative expenses in fiscal 2004. Such legal costs approximated $402,000 and $103,000 in fiscal 2004 and 2003, respectively. In September 2004, the Company received a reimbursement of approximately $204,000 from one of its insurance carriers relating to legal costs associated with the Securities and Exchange Commission civil action and class action matters. The Company recorded the $204,000 as a receivable at June 30, 2004, and offset fiscal 2004 legal expenses by the same amount. Subject to the terms of the applicable insurance policies, the Company expects to receive further reimbursements for the costs of defense of the Securities and Exchange Commission action as the Company has met the applicable retention amount. As a percentage of net sales, selling, general and administrative expenses were 42% for both fiscal 2004 and 2003.

        Total other income, net, for fiscal 2004 was approximately $116,000, a decrease of $19,000, or 14%, as compared with $135,000 in fiscal 2003. The decrease was primarily due to the difference between the fiscal years in the amounts of and the rates of interest earned on cash equivalents and marketable securities. During fiscal 2004, interest rates on virtually risk-free investments continued at or near all-time lows. The Company continues to search for investment alternatives available within the guidelines approved by its Board of Directors in order to maximize the rates of return achieved on cash equivalents and marketable securities.

        Income (loss) from operations before (provision for) benefit from income taxes for fiscal 2004 was approximately ($1,440,000), a decline of $872,000, or 154%, as compared with ($568,000) in fiscal 2003. Net loss for fiscal 2004 was approximately ($2,186,000), a decline of $1,798,000, or 463%, as compared with ($388,000) in fiscal 2003. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net losses between the fiscal years arose because of the differences in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The proportional disparity in (provision for) benefit from income taxes between fiscal 2004 and fiscal 2003 was primarily caused by differences in the valuation of net deferred tax assets. Because of the Company's trend of net losses in the current and most recent prior years, management believes that it is more probable than not that none of the Company's net deferred tax assets will be recovered. Therefore, the Company increased its valuation allowance at June 30, 2004, to effectively reduce its net deferred tax assets to zero.

        Comparison of Fiscal Years Ended June 30, 2003 and 2002.    Net sales for fiscal 2003 were approximately $19,196,000, an increase of $2,097,000, or 12%, as compared with $17,099,000 for the fiscal 2002. The increase was primarily attributable to increased sales of Ben Hogan® apparel combined with decreased sales of HALEY® apparel. The increase in Ben Hogan® apparel sales was indicative of the strong market acceptance of the brand within upscale golf markets. The increasing percentage of net sales relating to Ben Hogan® apparel was indicative of management's efforts to increase revenues associated with the Callaway licensing agreement for such apparel. However, the increasing relative percentage of sales relating to licensed apparel sustained a risk of loss, should the Callaway licensing agreement be terminated by either party. The continued decline in HALEY® apparel sales was indicative of the intense competitive environment within golf apparel industry that continued throughout fiscal 2003. Several companies with significantly greater financial resources and better name recognition than Sport-Haley continued to influence their customers to maintain strong business relationships with them in the times of a continued weak United States economy. Because of their status, the "big name" companies have a competitive advantage over Sport-Haley in a sluggish economy, and they have the ability to maintain a greater relative share of the overall golf apparel business in such times. During fiscal 2003, management implemented marketing strategies to build a unified network of independent sales representatives to thereby strengthen relationships with its loyal HALEY® and Ben Hogan® customers and to attract new customers to the HALEY® and Ben Hogan® brands.

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

        Gross profit for fiscal 2003 was approximately $7,323,000, an increase of $3,139,000 or 75%, as compared with $4,184,000 in fiscal 2002. The increase in gross profit was attributable to a combination of factors. The increased sales of Ben Hogan® apparel contributed significantly to the increase in gross profit achieved in fiscal 2003, because a significant portion of the Ben Hogan® sales were made at full margin. The increase in gross profit was also attributable to higher margins earned on HALEY® apparel, primarily due to minimizing the margin erosion relating to sales of obsolete and closeout finished goods inventories at reduced selling prices as discussed below. The higher gross margins on HALEY® apparel were achieved in part because of the improved controls over the purchasing of finished goods inventories that management implemented in fiscal 2001 to minimize the level of finished goods inventories remaining at the end of a selling season. During fiscal 2001, Sport-Haley evolved from a company that manufactured its finished goods inventories into a company that primarily purchases its inventories from foreign suppliers.

        Gross margin for fiscal 2003 was approximately 38%, an increase of 13%, from 25% in fiscal 2002. Management attributed the increase in gross margin to the increased sales of Ben Hogan® apparel combined with improved margins on the sales of the HALEY® apparel lines. Throughout fiscal 2003, management continued to improve the sourcing for the HALEY® apparel lines in order to achieve higher top-line margins. However, during fiscal 2003, Sport-Haley continued to experience margin erosion with regard to excess and prior seasons' component and HALEY® finished goods inventories. Sales of excess and prior seasons' inventories at reduced selling prices are common within the golf apparel industry. Because the Ben Hogan® lines were introduced less than two years prior to the end of fiscal 2003, sales of excess and prior seasons' inventories caused minimal erosion of gross margins with respect to Ben Hogan® apparel in fiscal 2003. During fiscal 2003 and 2002, sales of excess and prior season's inventories, i.e. sales at or near zero margins, were approximately $1,950,000 and $2,600,000, respectively. Write-downs of obsolete inventories to liquidation values are also common within the golf apparel business. In fiscal 2002, Sport-Haley experienced considerable margin erosion due to writing down component and finished goods inventories to liquidation values. In fiscal 2003, write-downs with respect to obsolete component and finished goods inventories caused much less margin erosion than was caused by the same in fiscal 2002. In fiscal 2003, Sport-Haley wrote-down obsolete component and finished goods inventories by approximately $259,000 as compared with write-downs of approximately $1,274,000 in fiscal 2002.

        Selling, general and administrative expenses for fiscal 2003 were approximately $8,026,000, an increase of $1,140,000 or 17%, as compared with $6,886,000 for fiscal 2002. A significant portion of the increase was attributable to operating costs with respect to Ben Hogan® apparel. Selling, general and administrative costs with respect to Ben Hogan® apparel for fiscal 2003 were approximately $1,484,000, an increase of $1,118,000 or 306%, as compared with $366,000 for fiscal 2002. Contributing factors included in the increased Ben Hogan® selling, general and administrative costs were: higher amount of royalties paid to Top-Flite Golf and commissions paid to independent sales representatives on a corresponding increase in sales of Ben Hogan® apparel; increased advertising expenditures; increased salaries due to expanded customer service operations; and, other increases in general expenses necessary to support the increasing sales. Another contributing factor to the total increase in selling, general and administrative expenses was an increase in bad debt expense. In fiscal 2003, Sport-Haley recorded bad debt expenses totaling approximately $245,000 with respect to three separate customer accounts. Legal defense costs with respect to a Securities and Exchange Commission investigation of and a class action lawsuit filed against Sport-Haley and certain of its officers and directors continued to contribute to increased selling, general and administrative costs in fiscal 2003. Such legal costs approximated $103,000 and $97,000 in fiscal years 2003 and 2002, respectively. As a percentage of net sales, selling, general and administrative expenses were 42% and 40% for fiscal years 2003 and 2002, respectively.

        Total other income, net, for fiscal 2003 approximated $135,000, a decrease of $211,000 or 61%, as compared with $346,000 for fiscal 2002. The decrease was primarily due to the difference between the fiscal years in the rates in interest earned on cash equivalents and marketable securities. The Federal Reserve Bank's actions to strengthen the sluggish USA economy kept interest rates available on virtually risk-free investments at or near all-time lows during fiscal 2003.

        Income (loss) from operations before provision for income taxes for fiscal 2003 was approximately ($568,000), an improvement of $1,788,000, or 76%, as compared with ($2,356,000) for fiscal 2002. Net loss for fiscal 2003 was approximately ($388,000), an improvement of $585,000, or 60%, as compared with ($973,000) for fiscal 2002. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net losses between the fiscal years arose because of the differences in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The proportional disparity was primarily caused by differences in recording federal net operating loss carry-backs in fiscal 2002 with regard to the liquidation of the Subsidiary. The effective tax rate for fiscal 2003 was approximately 32% as compared with 59% for fiscal 2002.

Liquidity and Capital Resources

        The Company's primary sources of liquidity are comprised of its available cash and cash equivalents, cash flows from operations and a working capital line of credit with a commercial bank. The Company requires cash for its general working capital purposes. Management does not anticipate the requirements of material amounts of cash for capital expenditures over the next 12 months. To the extent the Company's cash balance is insufficient to finance working capital requirements, Sport-Haley may also make periodic borrowings under its revolving line of credit. The Company's working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of finished goods inventories for the spring/summer and fall/holiday selling seasons, respectively.

        Working capital was approximately $17,503,000 and $19,180,000 at June 30, 2004 and 2003, respectively. Cash and cash equivalents plus marketable securities totaled approximately $4,429,000 and $6,485,000 at June 30, 2004 and 2003, respectively. For purposes of the statements of cash flows,

Sport-Haley considers all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

        Net cash provided by (used in) operating activities totaled approximately ($1,893,000), ($1,398,000) and 2,631,000 for fiscal years 2004, 2003 and 2002, respectively. The primary components of adjustments to reconcile net income to cash provided by operating activities were changes between fiscal years relating to impairments and write-downs, deferred taxes, provisions for doubtful accounts and sales returns, accounts receivable, inventories, income taxes receivable, accounts payable, and accrued commissions and other expenses.

  •
  Adjustments for impairments and write-downs affected net cash provided by (used in) operating activities by approximately $707,000 in fiscal 2004, $259,000 in fiscal 2003 and $1,274,000 in fiscal 2002. The effects on net cash provided by (used in) operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the apparel business, excess inventories left over at the end of each selling season ("previous seasons' inventories") are common within the industry. Throughout each fiscal year, Sport-Haley markets previous seasons' inventories through its ordinary marketing channels. At or near the end of each fiscal quarter, management identifies and revalues obsolete inventories to estimated liquidation values. Write-down charges relating to excess inventories have adversely affected the Company's earnings and cash flows for the last several years. In fiscal 2004, the Company's management enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize the future adverse financial effect associated with the devaluation of obsolete inventories.

  •
  The effects on net cash provided by operating activities caused by changes in deferred taxes and other primarily represent the change in expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts. The Company maintains a valuation allowance to reduce its net deferred tax assets to an amount expected to be recovered in future periods. In fiscal 2004, because of the Company's trend of net losses in the current and most recent prior years, management believes that it is more probable than not that none of the Company's deferred tax assets will be recovered. Therefore, the Company increased its valuation allowance at June 30, 2004, to effectively reduce its net deferred tax assets to zero. Deferred taxes affected net cash provided by (used in) operating activities by approximately $746,000 in fiscal 2004, ($170,000) in fiscal 2003 and ($254,000) in fiscal 2002.

  •
  The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. In fiscal 2004, the Company performed a review of its customer accounts receivable. The 2004 analysis revealed an increase in the percentage of doubtful accounts, and management increased its allowance for doubtful accounts. Management also recorded a specific reserve in fiscal 2004 of approximately $175,000 with respect to two separate accounts for which collection appears highly doubtful. As of June 30, the Company's allowances for doubtful accounts were $454,000 in fiscal 2004, $316,000 in fiscal 2003 and $76,000 in fiscal 2002. In addition to a higher estimated percentage of uncollectible accounts, the balance of the Company's allowance for doubtful accounts at June 30, 2004 is higher than previous years because of a higher balance of customer accounts receivable at June 30, 2004 when compared with the June 30 balances in prior years. The higher balance of customer accounts receivable at June 30, 2004 is due, in part, to greater sales revenues for the fourth fiscal quarter of 2004 than in the same fiscal quarters in previous years, comparatively. The Company's allowances for customer sales returns at June 30 were approximately $342,000 in fiscal 2004, $226,000 in fiscal 2003 and $180,000 in fiscal 2002. The percentage of sales returns has remained fairly constant for the last three fiscal years. The increase in the allowance for sales returns in fiscal 2004 is primarily due to the increase in customer accounts receivable at June 30, 2004. The Company also initiated a reserve for the return of samples garments from the Company's independent wholesale sales representatives pursuant to a procedural change with regard to such sample garments effective with the fall 2004 selling season. As of June 30, the Company's allowances for sample garments were approximately $332,000 in fiscal 2004, $0 in fiscal 2003 and $0 in fiscal 2002. Provisions for doubtful accounts and sales returns affected net cash provided by (used in) operating activities by approximately $856,000 in fiscal 2004, $484,000 in fiscal 2003 and $274,000 in fiscal 2002.

  •
  Accounts receivable, not including the effects of provisions for doubtful accounts and sales returns, used operating cash of approximately $1,846,000 in fiscal 2004, used operating cash of approximately $1,068,000 in fiscal 2003 and provided operating cash of approximately $798,000 in fiscal 2002. Accounts receivable, net of allowances, increased from approximately $4,956,000 at June 30, 2003 to approximately $5,946,000 at June 30, 2004. The increase in fiscal 2004 primarily relates to the comparative increase in net sales between the fourth fiscal quarter of 2004 versus the fourth fiscal quarter of 2003.

  •
  Inventories, not including the effects of inventory write-downs, used operating cash of approximately $1,687,000 in fiscal 2004, used operating cash of approximately $1,383,000 in fiscal 2003, and provided operating cash of approximately $1,186,000 in fiscal 2002. Inventories increased from approximately $7,828,000 at June 30, 2003 to approximately $8,808,000 at June 30, 2004. The increase in inventories, especially finished goods inventories, is a major concern to the Company's management. In fiscal 2004, the Company's management enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize the future adverse financial effect associated with excess quantities of finished goods inventories.

  •
  Income taxes receivable provided operating cash of approximately $0 in fiscal 2004, $1,071,000 in fiscal 2003 and used operating cash of approximately $683,000 in fiscal 2002. The income taxes receivable in prior years affected net cash provided by (used in) operating activities by the amounts recoverable via utilizing federal income tax carrybacks and with cash deposits of income tax refunds received. The Company's losses prior to fiscal 2003 exhausted the federal amounts recoverable by utilizing net operating loss carrybacks. Therefore, the Company's net tax operating losses generated in fiscal 2004 and 2003 may only be used to offset future taxable income and have been recorded by the Company as a component of its net deferred tax assets, accordingly.

  •
  Accounts payable provided operating cash of approximately $792,000 in fiscal 2004, used operating cash of approximately $460,000 in fiscal 2003, and provided operating cash of approximately $675,000 in fiscal 2002. Accounts payable increased from approximately $669,000 at June 30, 2003 to approximately $1,461,000 at June 30, 2004. Changes in accounts payable relate to differences in the timing between the years in the recording and payments of expenditures for inventory purchases, ordinary business expenses and other.

  •
  Accrued commissions and other expenses provided operating cash of approximately $238,000 in fiscal 2004, used operating cash of approximately $175,000 in fiscal 2003, and used operating cash of approximately $19,000 in fiscal 2002. Accrued commissions and other expenses increased from approximately $449,000 at June 30, 2003 to approximately $687,000 at June 30, 2004. The increase primarily relates to higher sales commissions due to the Company independent wholesale sales representatives on correspondingly higher sales for the months of June, comparatively between the 2004 and 2003 fiscal years.

        Net cash provided by (used in) investing activities totaled approximately $1,221,000, ($1,675,000), and $2,986,000 for fiscal years 2004, 2003, and 2002, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

  •
  Net maturities (purchases) of marketable securities provided investing activities cash of approximately $1,642,000 in fiscal 2004, used investing activities cash of approximately $1,076,000 in fiscal 2003, and provided investing activities cash of approximately $2,799,000 in fiscal 2002. Marketable securities decreased from approximately $2,181,000 at June 30, 2003 to approximately $539,000 at June 30, 2004. Marketable securities primarily consisted of United States government and mortgage-backed debt securities that mature within one year or less. Due to the short-term nature of the investments, Sport-Haley did not recognize material unrealized gains or losses on marketable securities in fiscal 2004, 2003 or 2002. Therefore, the carrying values of marketable securities approximated their fair values at June 30, 2004 and 2003.

  •
  Purchases of fixed assets used investing activities cash of approximately $427,000, $611,000 and $99,000, in fiscal 2004, 2003, and 2002, respectively. Property and equipment, at cost, increased from approximately $4,060,000 at June 30, 2003 to approximately $4,368,000 at June 30, 2004. As of June 30, 2004, a significant portion of the Company's fixed assets were fully depreciated.

        Net cash provided by (used in) financing activities totaled approximately $258,000, ($1,051,000), and ($1.602,000) for fiscal years 2004, 2003, and 2002, respectively. Net cash provided by financing activities in fiscal 2004 related solely to exercises of stock options by the Company's former President and another former employee. Net cash used in financing activities in fiscal 2003 and 2002 related solely to repurchases of common stock. Since December 1994, management has been authorized by the Board of Directors to repurchase shares of Sport-Haley's common stock. The Board's authorization is based on its belief that Sport-Haley's Common Stock is underpriced at times given Sport-Haley's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market or in privately negotiated transactions depending upon market conditions and other factors. Sport-Haley has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The Company did not repurchase any shares during fiscal 2004. During fiscal years 2003 and 2002, Sport-Haley repurchased 286,400 and 542,000, shares of its common stock, respectively. Since the inception of its repurchase program through June 2004, Sport-Haley had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of approximately $13,488,000.

        The Company had no long-term debt at June 30, 2004 or 2003. Since April 1994, Sport-Haley has maintained a revolving line-of-credit with a commercial bank at 1/2% below the bank's prime rate, which has been renewed through December 5, 2004. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley secured by a lien on substantially all of Sport-Haley's assets. Sport-Haley generally maintains the line-of-credit solely to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. In June 2004, the bank amended the terms of the line-of-credit agreement to require the Company to maintain minimum tangible net worth of not less than $18,500,000. Sport-Haley had no outstanding borrowings under the line-of-credit at either June 30, 2004 or June 30, 2003.

        Sport-Haley, in the ordinary course of its business, enters into letters of credit arrangements with a commercial bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2004 and 2003, the Company had outstanding letters of credit totaling approximately $2,665,000 and $2,491,000, respectively, which related to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the line of credit.

        Historically, gross proceeds received by Sport-Haley from the exercise of stock options have fluctuated significantly from year to year. Sport-Haley realized proceeds of $258,000, $0 and $0 in fiscal 2004, 2003 and 2002, respectively, from the exercise of stock options.

        Most of Sport-Haley's purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, Sport-Haley has no material currency exchange risk. Management believes that inflation has not materially affected the results of its operations during the three most recent fiscal years.

Off-Balance Sheet Arrangements

        During fiscal 2004 and 2003, the Company did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

        The following table summarizes Sport-Haley's significant contractual cash obligations as of June 30, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	541,000	230,000	311,000	—	—
Purchase Obligations	2,665,000	2,665,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$3,206,000	$2,895,000	$311,000	$—	$—

Recent Developments

        In September 2004, the Company's Chairman died. The employment agreement between the Company and the Chairman entitled the Chairman's estate to receive, as a death benefit, severance compensation in a lump sum amount equal to three times the annual salary and bonus paid to the Chairman in the twelve months preceding his death. The late Chairman received salary of $170,000 over the previous year and no bonus. A dispute with the Chairman's estate ensued concerning the amount of severance compensation and other matters relating to the Chairman's employment agreement. The Chairman's estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with the Chairman's estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement for this mater, the Company paid the lump sum amount of $650,000 to the Chairman's estate in October 2004. Accordingly, the Company recorded compensation expense in the amount of $650,000 during the fiscal quarter ended September 30, 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Sport-Haley is exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to the Company's normal operating and funding activities. Historically and as of June 30, 2004, the Company has not used derivatives instruments or engaged in hedging activities. Sport-Haley's market risk has not changed significantly from June 30, 2003.

Interest Rate Risk

        Sport-Haley maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement provides for interest at 1/2% below the bank's prime rate. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley collateralized by a lien on substantially all of the Company's assets. The Company generally maintains the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. The Company did not have any outstanding borrowings the line of credit at June 30, 2004. The Company had outstanding letters of credit of approximately $2,665,000 at June 30, 2004. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. Increases in the bank's prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit.

        Sport-Haley maintains short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. Periodically, the Company's cash balances held at financial institutions exceed federally insured limits.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

  (b)
  Changes in Internal Control Over Financial Reporting.    During the last quarter of fiscal 2004, Sport-Haley did not institute any significant changes in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except certain difficulties which were encountered during the third fiscal quarter relating to the implementation of the Company's new software system continued during the fourth fiscal quarter. The implementation difficulties, encountered in the third fiscal quarter, affected internal controls with respect to the recording of sales and the valuations of inventories and current liabilities. During the third fiscal quarter, management enhanced the software system controls, refined its shipping procedures and retrained certain distribution department employees to ensure accuracy when recording sales transactions, and the software programming was corrected and accounting and production department employees were given further training to ensure that system controls with respect to the valuations of inventories and current liabilities are operating properly.

    Subsequent to the end of fiscal 2004, management discovered additional human errors that were continuing to affect the computer system's valuation of the Company's finished goods inventories. Due to the complexity of the transactions recorded within the computer system with regard to inventory purchasing and the human errors discovered, management was not able to specifically quantify the financial effects at March 31 or June 30, 2004, of the errors discovered with regard to inventory purchasing. Therefore, management recomputed the estimated value of its finished goods inventories at March 31 and June 30, 2004, using a standard cost assumption. Management prepared an analysis to compare actual costs of its finished goods inventories with its standard costs and believes the standard cost assumption yielded a fair estimation of the Company's finished goods inventories at March 31 and June 30, 2004. The computer system was designed to enhance internal controls with respect to inventory valuation. However, programming and human errors have caused the system to incorrectly compute inventory valuations. The Company's management considers the errors that have been allowed to occur an indication of a material weakness in its internal control structure with respect to inventory valuation as of June 30, 2004. Management also believes that the system controls with respect to inventory purchasing have been substantially corrected and that those controls are now functioning as they were originally intended.

    In September 2004, management authorized the Company's software consultants to begin performing a review and analysis of the processes performed within the new computer system. The software consultants subsequently identified and adjusted certain aspects of the system in order for the Company to operate more efficiently, and the consultants are preparing a written analysis of the system processes utilized by the Company's personnel and recommendations for future system enhancements. The Company plans to use the consultants' written analysis to further improve the functionality of the computer system and to plan and coordinate the retraining of Company personnel as soon as administratively feasible, thereby further strengthening its internal controls especially with respect to finished goods inventories. Management believes that the most serious of the implementation and other difficulties have been substantially resolved on an ongoing basis and expects that all significant aspects of the new software system, including warehouse management, will be fully operational by January 2005. Management also believes that, when fully operational, the new system will significantly improve the Company's internal controls with respect to order processing, purchasing requirements and timing, receiving and shipping operations and finished goods inventory management. On an ongoing basis, management will continue to test internal controls with respect to the recording of sales and the valuations of inventories and current liabilities as well as other controls to ensure that the Company's controls are operating as they were designed.

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

ITEM 9B.    OTHER INFORMATION

        In September 2004, the Company's Chairman and former Chief Executive Officer, Robert G. Tomlinson, died. The employment agreement between the Company and the Chairman entitled the Chairman's estate to receive, as a death benefit, severance compensation in a lump sum amount equal to three times the annual salary and bonus paid to the Chairman in the twelve months preceding his death. The late Chairman received salary of $170,000 over the previous year and no bonus. A dispute with the Chairman's estate ensued concerning the amount of severance compensation and other matters relating to the Chairman's employment agreement. The Chairman's estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with the Chairman's estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement for this matter, the Company paid the lump sum amount of $650,000 to the Chairman's estate in October 2004. Accordingly, the Company recorded compensation expense in the amount of $650,000 during the fiscal quarter ended September 30, 2004.

        In October 2004, the Board of Directors approved certain amendments to the Company's Bylaws which abolish the former officer position of Chairman and establish a new non-officer and non-employee position entitled "Chairman of the Board," which is appointed by the Board of Directors. The Board appointed Ronald J. Norick, a current Director, to act as Chairman of the Board. In October 2004, the Company issued a press release announcing the appointment of Mr. Norick and explaining the newly-created position of Chairman of the Board, a copy of which is attached as Exhibit 99.1. In October 2004, the Board of Directors also approved reducing the number of Directors from six to five.

        In October 2004, the Compensation Committee authorized, effective October 1, 2004, that each non-employee Board member will receive $10,000 per year, payable quarterly. Also, the Chairman of the Board will receive an additional $50,000 per year, the Audit Committee Chairman will receive an additional $10,000 per year, and the Compensation Committee Chairman will receive an additional $2,500 per year, payable quarterly.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert G. Tomlinson(4)	63	Chairman
Kevin M. Tomlinson	44	Chief Executive Officer, President and Director
Robert W. Haley(5)	59	President
Patrick W. Hurley	52	Chief Financial Officer, Secretary, Treasurer and Controller
Donald W. Jewell	53	Senior Vice President
Catherine B. Blair	53	Vice President—Merchandising/Design
Mark Maley(6)	39	Vice President—Sales
Mark J. Stevenson(1)(2)(3)	66	Director and Chairman of the Compensation Committee
Ronald J. Norick(1)(2)(3)(8)	63	Director and Chairman of the Board
James H. Everest(2)(3)(7)	56	Director
James R. TenBrook(1)(3)	56	Director and Chairman of the Audit Committee

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating Committee.

(4)
Robert G. Tomlinson died on September 8, 2004.

(5)
In January 2004, Robert W. Haley agreed to the termination of his employment as President, to be effective March 31, 2004.

(6)
Effective January 1, 2004, the Company's board of directors appointed Mark Maley to the newly-created position of Vice President—Sales.

(7)
Mr. Everest served on the Audit Committee until his resignation from the committee on March 31, 2004.

(8)
Mr. Norick was appointed Chairman of the Board effective October 1, 2004.

        Officers are appointed by and serve at the discretion of the Board of Directors except in those instances that officers are employed under employment agreements. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of Sport-Haley's officers devote full-time to Sport-Haley's business and affairs. During fiscal 2004, the Board of Directors approved an increase from five to six in the number of Directors. In October 2004, after the death of its Chairman, the Board of Directors approved a reduction of the Board from six to five Directors.

        Robert G. Tomlinson served as Chairman of the Board of Sport-Haley since October 1992 until his death in September 2004 and served as Chief Executive Officer from October 1992 until March 2002. Prior to joining Sport-Haley, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and also engaged in the management of his personal investment portfolio. Mr. Tomlinson is the father of Kevin M. Tomlinson, the Chief Executive Officer.

        Kevin M. Tomlinson has served as Chief Executive Officer since March 2002 and as a director since September 1999. Mr. Tomlinson was appointed President in March 2004. Previously, Mr. Tomlinson had

served as Chief Operating Officer and Executive Vice President-Operations, from January 1999 until March 2002, and as Vice President of Operations from December 1997 until January 1999. From 1992 until joining Sport-Haley, Mr. Tomlinson was employed by Nu-Kote International, Inc., an office products manufacturer and distributor, in capacities including vice president of product marketing, vice president of marketing, vice president of global procurement and vice president of retail sales. Mr. Tomlinson is the son of Robert G. Tomlinson, the late Chairman of the Board of Sport-Haley.

        Robert W. Haley served as President of Sport-Haley from May 1996 until March 2004 and served as a director from May 1996 until March 2003. From March 2003 through March 2004, Mr. Haley served as an advisor to the Board of Directors. From January 1992 until his appointment to such positions, Mr. Haley served as Vice President of Marketing of Sport-Haley. Prior to joining Sport-Haley, Mr. Haley served in various marketing positions for various golf apparel manufacturers. Mr. Haley is a Class A PGA professional golfer with more than 25 years experience in the golf industry.

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

        Mark Maley has served as Vice President—Sales, since January 2004. Previously, Mr. Maley served as the Director of Special Markets and Brands since July 2003 and was previously an independent wholesale sales representative for the Ben Hogan® apparel line. Prior to joining Sport-Haley, Mr. Maley served as general manager, director of golf and head golf professional for over seven years with Club Corporation of America. Mr. Maley is a member of the PGA.

Independent Directors

        Mark J. Stevenson has been a director of Sport-Haley since November 1993. Mr. Stevenson serves on the Audit Committee, the Compensation Committee (as its Chairman) and the Nominating Committee. Mr. Stevenson serves as president and chief executive officer of Zenodata Corporation, a Colorado based financial services software company. Mr. Stevenson held the positions of chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries, from June 1994 until that company was merged into E-M-Solutions in January 1999. At that time, Mr. Stevenson was appointed executive chairman and chairman of the board of E-M-Solutions, which filed for bankruptcy protection in the Northern District of California in approximately November 2001 and was immediately purchased by Sanmina/SCI. From 1992 to 1994,

Mr. Stevenson served as chairman of the board for Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. Mr. Stevenson currently serves on the Colorado Governor's Commission on Science and Technology and on the Advisory Council of the University of Colorado Center for Entrepreneurship. Mr. Stevenson formerly served as chairman of the American Electronics Association, the nation's largest high technology trade association.

        Ronald J. Norick has been a director of Sport-Haley since November 1993. In October 2004, subsequent to the death of Robert G. Tomlinson, Mr. Norick was appointed by the Board of Directors to fill the newly-created non-officer position of Chairman of the Board. Mr. Norick also serves on the Audit, Compensation and Nominating Committees of the Board. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees. Mr. Norick is a director of Banc First Corporation, a publicly-held corporation based in Oklahoma City, Oklahoma. Mr. Norick also serves as controlling manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

        James H. Everest has been a director of Sport-Haley since November 1993. Mr. Everest serves on the Compensation and Nominating Committees. Mr. Everest served on the Audit Committee until March 31, 2004. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized by Mr. Everest's father to conduct charitable activities. Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development, since 1984. Mr. Everest has also been engaged in managing his personal investments since 1984. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar Association and serves in a number of capacities for various civic and community organizations.

        James R. TenBrook has been a director of Sport-Haley since March 2004. Mr. TenBrook has served as the Chairman of the Audit Committee since March 31, 2004 and also serves on the Nominating Committee. Mr. TenBrook is the President and a shareholder of Karsh Consulting, P.C. of Denver, Colorado. Mr. TenBrook has been a Certified Public Accountant since 1973, received his Personal Financial Specialist Certification in 1994 and is a Certified Valuation Analyst. Mr. TenBrook's practice consists primarily of litigation support, tax and estate planning. Mr. TenBrook is a member of the Colorado Society of Certified Public Accountants ("CSCPA") and served on the CSCPA's board of directors from 1996-1999. Mr. TenBrook is also a member of the American Institute of Certified Public Accountants ("AICPA") and served on the CSCPA Personal Financial Planning Committee from 1991-1994 (he was the Chairman of the Committee in 1993 and 1994). Mr. TenBrook's accounting firm, of which he is a shareholder, has performed income tax services for several years for the late Chairman of the Board, the Chief Executive Officer, certain trusts formed by the late Chairman of the Board, and a related entity. The fees paid to Mr. TenBrook's firm for these tax services are approximately $8,000 per year in the aggregate. While this results in some pecuniary benefit to Mr. TenBrook, which is difficult to quantify, Mr. TenBrook believes that the direct compensation to him as a result of these engagements is less than $500 per year. The Company believes that Mr. TenBrook nevertheless meets the definition of independence under both SEC and NASD Rules.

Board Committees

        The Board of Directors has delegated certain of its authority to a Compensation Committee, an Audit Committee and a Nominating Committee. The Compensation Committee is comprised of Messrs. Stevenson, Norick and Everest. The Audit Committee is comprised of Messrs. Norick, Stevenson and TenBrook. Mr. TenBrook serves as Chairman of the Audit Committee and Mr. Stevenson serves as Chairman of the Compensation Committee. No member of these three committees is a current or former officer or employee of Sport-Haley. The board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee qualifies as an "independent director" under the current NASD Rules.

Audit Committee

        The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by Sport-Haley's independent auditors and to approve the audit fee charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. Mark J. Stevenson served as the Chairman of the Audit Committee until March 31, 2004, when the Committee appointed James R. TenBrook as Chairman. The Audit Committee held four formal meetings during fiscal 2004. Mr. Norick attended three of the four meetings, Mr. Tenbrook attended the two meetings after his appointment, Mr. Everest attended two meetings until he resigned from the Audit Committee on March 31, 2004, and Mr. Stevenson attended all of the meetings held during fiscal 2004.

        Until March 31, 2004, the Audit Committee did not contain a member meeting the definition of an Audit Committee Financial Expert, as defined by SEC regulations. However, in approximately July 2000, the Board of Directors authorized the hiring of an independent consultant to assist the Audit Committee with the review of financial statements in accordance with SEC regulations. The consultant met the requirements for an Audit Committee Financial Expert. The consultant attended all of the Audit Committee meetings held during fiscal 2004 through March 2004. As of March 31, 2004, when James R. TenBrook was elected as director and appointed to the Audit Committee and to be its Chairman, the Company has determined that Mr. TenBrook meets the definition of an Audit Committee Financial Expert. In addition, the board has determined that Mr. TenBrook also meets the requirements for independence under SEC rules and the applicable NASD Rules.

Compensation Committee

        The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of Sport-Haley's officers and to administer Sport-Haley's Option Plan. See "Compensation Committee Report" included in Item 11 below. The Compensation Committee held three meetings in fiscal 2004. All of the committee members attended the meetings held during fiscal 2004.

Nominating Committee

        On February 9, 2004, the board of directors voted to form a Nominating Committee, to be composed of Messrs. Norick, Everest and Stevenson. In March 2004, Mr. TenBrook was also appointed to the Nominating Committee. The Nominating Committee recommends to the board the persons to be nominated for election as directors at any meeting of stockholders, develops and recommends to the board a set of corporate governance principles applicable to the Company and oversees the evaluation of the board. The Board has determined that each of the members of the Nominating Committee is "independent," as that term is defined by applicable NASD Rules. All of the members of the Nominating Committee met once during fiscal 2004.

        Since forming the Nominating Committee, adopting a formal charter, and adopting nomination procedures, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Board Attendance

        In fiscal 2004, the Board of Directors held five formal meetings. Mr. Norick attended four of the five formal meetings and each other director attended all board meetings held during fiscal 2004.

Code of Ethics

        The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to all senior financial officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer and any other person performing similar functions. In addition, in May 2004, the Company adopted a Code of Conduct and Ethics for Directors, Officers and Employees, which is applicable to all directors, officers and employees of the Company. A copy of these codes may be obtained without charge from the Company by requesting them in writing from the corporate secretary, addressed to Sport-Haley, Inc., 4600 E. 48th Avenue, Denver, CO 80216-3215.

ITEM 11. EXECUTIVE COMPENSATION

        Summary Compensation Table.    The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley, for the three fiscal years ended June 30, 2004, of Robert G. Tomlinson, Chairman, Kevin M. Tomlinson, Chief Executive Officer and President, Robert W. Haley, President, Donald W. Jewell, Senior Vice President, Catherine B. Blair, Vice President—Merchandising/Design and Mark Maley, Vice President—Sales, the only executive officers of Sport-Haley whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2004 (the "Named Officers").

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Securities underlying Options/SARs(#)	All Other Compensation
		Salary	Bonus
Robert G. Tomlinson, Chairman of the Board	2004 2003 2002	$170,000 170,000 170,000	-0- -0- -0-	-0- -0- -0-	$148 1,783 2,249	(2) (1) (1)
Kevin M. Tomlinson, Chief Executive Officer	2004 2003 2002	160,000 160,000 160,000	-0- -0- -0-	-0- -0- -0-	2,148 2,148 1,941	(1) (1) (1)
Robert W. Haley, President	2004 2003 2002	150,000 150,000 150,000	-0- -0- -0-	-0- -0- -0-	2,023 2,033 999	(1) (1) (1)
Donald W. Jewell, Senior Vice President	2004 2003 2002	144,616 130,000 100,571	-0- -0- -0-	-0- -0- -0-	1,956 937 937	(1) (1) (1)
Catherine B Blair, Vice President—Merchandising Design	2004	99,903	-0-	-0-	1,397	(1)
Mark Maley, Vice President—Sales(3)	2004	118,462	-0-	-0-	894	(1)

(1)
Comprised of contributions by Sport-Haley to the Named Officer's 401(k) account and term life insurance premiums.

(2)
Comprised solely of term life insurance premiums.

(3)
Mark Maley was appointed Vice President—Sales effective January 1, 2004.

Fiscal Year-End Options/Option Values Table.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money(1) Options/SARs at Fiscal Year-End(2)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Tomlinson	-0-	-0-	83,334	66,666	$163,918	$142,832
Kevin M. Tomlinson	-0-	-0-	108,333	91,667	206,333	192,667
Robert W. Haley	75,000	136,500	75,000(3)	-0-	-0-	-0-
Donald W. Jewell	-0-	-0-	33,334	16,666	56,668	28,332
Catherine B. Blair	-0-	-0-	38,333	11,667	68,666	19,334

(1)
Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.

(2)
The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $5.00 on June 30, 2004, the last trading date for the end of the 2004 fiscal year.

(3)
All of the stock options issued to Robert W. Haley became fully vested and exercisable upon the termination of his Executive Employment Agreement, pursuant to its terms. Mr. Haley exercised all of the options in June 2004.

        No employee of Sport-Haley receives any additional compensation for his services as a director. For fiscal 2004, each non-employee member of the Board received $6,000 per year for attending up to four meetings and $1,000 for each Board meeting attended per year in excess of four meetings. In addition to the above compensation, the Chairman of the Audit Committee received $6,000 per year and each other Audit Committee member received $4,000 per year for attending up to four Audit Committee meetings. All Audit Committee members received $1,000 for each Audit Committee meeting attended per year in excess of four meetings. The Board of Directors had also authorized payment of reasonable travel and other out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board of Directors. Per authorization by the Compensation Committee, effective October 1, 2004, each non-employee Board member will receive $10,000 per year, payable quarterly. Also, the Chairman of the Board will receive an additional $50,000 per year, the Audit Committee Chairman will receive an additional $10,000 per year, and the Compensation Committee Chairman will receive an additional $2,500 per year, payable quarterly.

        Employment Agreements.    Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. Mr. Tomlinson died on September 8, 2004. Mr. Tomlinson's employment agreement required that he devote his full business time to Sport-Haley as Chairman of the Board at an annual salary of $230,000, as amended, be provided an automobile and such bonuses as awarded by the Board of Directors. The term of the employment agreement extended from January 1, 1997 to December 31, 1999, subject to automatic one year extensions at the end of each year. Because the agreement terminated upon Mr. Tomlinson's death, Mr. Tomlinson's estate was entitled to the same severance compensation as would have been applicable as if Mr. Tomlinson had terminated the agreement with "cause" (as defined in the agreement), or the Company had terminated the agreement for other than "cause" (as defined in the agreement), or if there were a change in control of Sport-Haley. The employment agreement entitled Mr. Tomlinson's estate to receive, as a death benefit, severance compensation in an amount equal to three times his annual salary and bonus payments during the preceding 12 months. During the time his estate receives such severance compensation, Mr. Tomlinson's estate is entitled to participate in all employee benefit plans, at Sport-Haley's expense. Provisions included in the employment agreement entitled Mr. Tomlinson's estate to receive such amount in a lump sum. Because the agreement was terminated for reasons other than by Sport-Haley with cause, all options previously granted to Mr. Tomlinson became fully vested on the date of Mr. Tomlinson's death. Mr. Tomlinson agreed to a voluntary salary reduction in fiscal 1999. From then until his death, Mr. Tomlinson received an annual salary of $170,000 per year instead of the $230,000 annual salary, which he was entitled to receive per the amended employment agreement. Subsequent to his death, a dispute with Mr. Tomlinson's estate ensued concerning the amount of severance compensation to be paid as a death benefit and other compensation matters relating to the employment agreement. Mr. Tomlinson's estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with Mr. Tomlinson's estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement, the Company paid the lump sum amount of $650,000 to Mr. Tomlinson's estate in October 2004.

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

        Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. In January 2004, Mr. Haley agreed to the termination of his employment effective March 31, 2004. The agreement required that he devote his full business time to Sport-Haley as President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. Mr. Haley agreed to a voluntary salary reduction in fiscal 1999. Since that time, Mr. Haley received an annual salary of $150,000 per year instead of the $160,000 annual salary, which he had been entitled to receive per the employment agreement. The employment agreement term extended through December 31, 1998 and was subsequently automatically renewed for additional one-year terms. Because the agreement was terminated for other than "cause" (as defined in the agreement), Mr. Haley is entitled to receive bi-weekly severance compensation payments for one year from the date of termination totaling $150,000, his annual salary and bonus payments during the preceding 12 months. Since Mr. Haley was terminated without cause, all stock options previously granted to him became fully vested on the effective date of his termination. The agreement contains a non-competition provision for one year following termination.

        Sport-Haley entered into an employment agreement with Mr. Donald Jewell effective February 1, 2001. The agreement, as amended, requires that Mr. Jewell devote his full business time to Sport-Haley as Senior Vice President at an annual salary of $130,000 and such bonuses as awarded by the Board of Directors. The employment agreement extends from February 1, 2001 through January 1, 2003, subject to automatic one-year extensions at the end of each year. If Sport-Haley were to terminate the agreement for other than "cause" (as defined in the agreement), or if Mr. Jewell were to terminate the agreement for "cause," Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus. During the time he were to receive any such severance compensation, Mr. Jewell would be eligible to participate in all employee benefit plans, at Sport-Haley's expense. If there were to be a non-negotiated change in control of Sport-Haley, Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payment during the preceding 12 months. In the event of a non-negotiated change in control of the Company, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a pro-rata basis from the date of grant to the date of termination. If Sport-Haley were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition agreement for twelve months following termination, provided Mr. Jewell could be released from the non-compete if he were terminated without cause and if he had elected to forego any severance pay.

        Effective July 1, 1997, the Company entered into an employment agreement with Catherine B. Blair. The agreement, as amended, requires that Ms. Blair devote her full business time to the Company as Vice President of Merchandising and Design at an annual salary of $102,500 and such bonuses as awarded by the Board of Directors. The employment agreement extends for a two-year term, subject to automatic one year extensions after each year. If the Company terminates the agreement without cause or does not renew the agreement upon expiration or if Ms. Blair terminates the agreement with or without cause (as defined in the agreement), she is entitled to receive severance compensation equal to six months' salary, plus 50% of her most recent annual bonus. During the time she is receiving any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at the Company's expense. If there is a non-negotiated change in control of the Company, Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payment during the preceding 12 months. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability. The agreement contains a non-competition provision for one year following termination.

        Sport-Haley entered into an employment agreement with Mark Maley effective January 1, 2004. The agreement requires Mr. Maley to devote his full business time to Sport-Haley as Vice President—Sales for an annual salary of $135,000 and such bonuses as may be awarded by the Board of Directors. The term of the agreement is from January 1, 2004 through January 1, 2006, subject to automatic one year extensions at the end of each year. If Mr. Maley is terminated by the Company without "cause," as defined, he is entitled to severance payments equal to his monthly compensation for the next twelve months. In the event of a non-negotiated change of control of Sport-Haley and either Mr. Maley or Sport-Haley terminates the agreement within sixty days of the change of control, then Mr. Maley is entitled to severance compensation equal to three times his annual salary and bonus payment during the preceding twelve months. In the event of a non-negotiated change of control of the Company, any stock options granted to Mr. Maley become fully vested and exercisable on the date of termination. If either party terminates the agreement without cause, the agreement provides that any stock options granted to Mr. Maley will vest and become exercisable on a pro-rated basis from the date of grant to the date of termination, based upon the number of months the agreement has been in effect from the date of grant and the Company's established three year vesting period. If the agreement is terminated by Sport-Haley for cause, all unexercised options are extinguished at the time of termination. The agreement contains a non-competition agreement for twelve months following termination, provided

Mr. Maley could be released from the non-compete agreement if he were terminated without cause and if he had elected to forego any severance pay.

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

        The exercise prices of incentive options granted under the Option Plan must have been at least equal to the fair market values of the Common Stock of Sport-Haley on the dates of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport-Haley, the exercise price of incentive options could not be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise prices of all non-qualified stock options granted under the Option Plan were determined by the Compensation Committee, but could not be less than 85% of the fair market value of the Common Stock. The terms of all non-qualified stock options granted under the Option Plan could not exceed ten years and the terms of all incentive options could not exceed five years.

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

        As of June 30, 2004, a total of 1,097,015 non-qualified and incentive options were outstanding, with exercise prices ranging from $2.71 to $9.78 per share and a weighted average exercise price per share of $3.66.

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

Compliance with Section 16(a) of the Exchange Act

        Under the securities laws of the United States, Sport-Haley's directors, its executive officers, and any persons holding more than ten percent of its Common Stock are required to report their initial ownership of Common Stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley. Specific due dates for these reports have been established and Sport-Haley is required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2004. Based solely on the Company's review of the reports furnished to Sport-Haley and written representations that no other reports were required during fiscal 2004, Sport-Haley's officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

        This Compensation Committee Report discusses Sport-Haley's executive compensation policies and the basis for the compensation paid to Sport-Haley's executive officers, including its Chief Executive Officer, during fiscal 2004.

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

        Base Salary.    For fiscal 2004, the Compensation Committee reviewed the base salaries paid by Sport-Haley to its executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, are determined based upon a number of factors, including Sport-Haley's performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the value of each executive officer's responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2004, the Compensation Committee reviewed the base salaries of its executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for Sport-Haley's executive officers have been reasonable in relation to its size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee increased the base pay of three of Sport-Haley's executive officers in fiscal 2004. In September 2003, the Compensation Committee increased the base pay of Mr. Hurley from $80,000 to $87,500 and the base pay of Mr. Jewell from $130,000 to $150,000. In October 2003, the Compensation Committee increased the base pay of Ms. Blair from $95,000 to $102,500.

        Incentive Cash Bonus Compensation.    The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. The Compensation Committee also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision of whether to award incentive cash bonus compensation is based on a combination of the achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, the Company's future operating results, and on an officer's responsibilities, capabilities and contributions to Sport-Haley. There is no formal written bonus incentive plan for executive officers, although the executive officers' employment agreements generally provide that executives are eligible for discretionary bonuses of up to specified percentages of their base salaries. Although all of the executive officers' contributions were noted and commended, the Compensation Committee did not believe that bonuses were merited in view of the continued negative profitability trend of Sport-Haley in fiscal 2004.

        Long-Term Incentive (Option) Compensation.    The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of Sport-Haley's shareholders. The Company's stock option plan expired by its terms in February 2003. Accordingly, in fiscal 2004, the Compensation Committee did not approve the grant of any options to executives or directors of the Company.

        Other Benefits.    Executive officers are eligible for various benefits, including health and welfare plans generally available to all full-time employees. In addition, executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby the officers may elect to defer part or all of their base and incentive cash compensation, with limited matching contributions from Sport-Haley. The Company does not maintain any other plans or arrangements for the benefit of its executive officers except to provide life insurance policies for the benefit of certain executive officers' named beneficiaries and a vehicle for use by its Chief Executive Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

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

        CEO Compensation.    During fiscal 2004, Kevin M. Tomlinson served as Chief Executive Officer of the Company. In reviewing the Chief Executive Officer's compensation package, the Committee pursues the same objectives that apply for other executive officers. The Committee's overall goal is to set the Chief Executive Officer's salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee's subjective evaluation of the annual and long-term performance of Sport-Haley, the individual performance of the Chief Executive Officer, particularly with respect to leadership and strategic vision, and the cash resources and needs of Sport-Haley. The Committee elected not to raise Mr. Tomlinson's base salary during fiscal 2004.

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

        This report was furnished by the members of the Compensation Committee: Mark J. Stevenson; Ronald J. Norick; and, James H. Everest.

Compensation Committee Interlocks and Insider Participation

        All of the Compensation Committee members are independent directors of Sport-Haley. None of these members are or have ever been an officer or employee of Sport-Haley or it's former Subsidiary, nor have any of them had a relationship, which would require disclosure under the "Certain Relationship and Related Transactions" captions of any of Sport-Haley's filings with the Commission during the past three fiscal years.

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

        Set forth below is a line graph prepared by Zacks Investment Research comparing the yearly percentage change in Sport-Haley's cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley's Common Stock with the cumulative total return of (i) the Nasdaq US Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from industry group numbers 231 through 235, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 1999 through June 30, 2004 (the "Measurement

Period"). The graph assumes that $100 is invested in each of Sport-Haley's common stock, the Nasdaq US Market Index and the publicly traded peers on July 1, 1999 and that all dividends were reinvested (there were no dividends paid by Sport-Haley during the Measurement Period). Sport-Haley's shareholder return is calculated by dividing the difference between Sport-Haley's share price at July 1, 1999 and each June 30 of the Measurement Period by the share price at the beginning of the Measurement Period.

Comparison of 5 Year Cumulative Total Return
Among Sport-Haley, Inc. Peer Group Index and Nasdaq US Market Index

	Fiscal Year Ended June 30,
	1999	2000	2001	2002	2003	2004
Sport-Haley, Inc.	100.00	85.72	62.35	77.32	85.01	103.93
Industry Peer Group Index	100.00	95.67	84.41	80.23	75.15	100.39
Nasdaq Market Index	100.00	147.97	80.85	54.93	61.21	77.61

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding beneficial ownership of Sport-Haley's Common Stock as of October 8, 2004 by: (i) each person known by Sport-Haley to own beneficially more than 5% of the outstanding Common Stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Commission under Section 13(d) or 13(g) of the Securities

Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on October 8, 2004
Name and Address(1)	Number of Shares(2)	Percent of Class(3)
Robert G. Tomlinson(4)	188,000	7.23%
Kevin M. Tomlinson(5)	116,666	4.54
Robert W. Haley	75,000	3.06
Donald W. Jewell(5)	41,667	1.67
Patrick W. Hurley(5)	45,000	1.80
Catherine B. Blair(5)	43,833	1.74
Mark Maley	-0-	*
Mark J. Stevenson(5)	75,000	2.97
Ronald J. Norick(6)	210,617	8.26
James H. Everest(7)	190,000	7.45
James R. TenBrook	-0-	*
Dimensional Fund Advisors Inc.(8) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	207,100	8.45
Hillson Partners Limited Partnership(9) 6900 Wisconsin Avenue, Suite 501 Bethesda, MD 20815	274,600	11.21
Michael Cook Asset Management, Inc.(10) d/b/a Cook Mayer Taylor 5170 Sanderlin Avenue, Suite 200 Memphis, Tennessee 38117	255,437	10.42
Tilson Growth Fund, LP, Tilson Capital Partners, LLC and Whitney Tilson(11) 175 East 62nd Street, #11A, New York, NY 10021	142,700	5.82
All directors and officers as a group (Eleven persons)(12)	935,283	30.45

*
The percentage beneficially owned does not exceed one percent of the total outstanding shares.

(1)
Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.

(2)
Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after October 8, 2004.

(3)
All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of October 8, 2004.

(4)
Includes 150,000 shares subject to currently exercisable options or options which will become exercisable within 60 days.

(5)
Consists solely of shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.

(6)
Includes 100,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(7)
Includes 100,000 shares subject to currently exercisable options or within 60 days after the date hereof and includes 50,000 shares owned by a trust for which Mr. Everest acts as trustee, for which he disclaims beneficial ownership.

(8)
Dimensional Fund Advisors, Inc. is an investment advisor company which beneficially owns shares owned of record by advisory clients of Dimensional Fund Advisors, Inc. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(9)
Hillson Partners Limited Partnership has sole voting power and sole dispositive power over 274,600 shares.

(10)
Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 255,437 shares.

(11)
Tilson Growth Fund, LP, a Delaware limited partnership, Tilson Capital Partners, LLC, a Delaware limited liability company and Whitney Tilson have shared voting and dispositive power over 142,700 shares.

(12)
Includes 671,666 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

Equity Compensation Plan Information

        The only equity compensation plan maintained by Sport-Haley is the Company's Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan was approved by the shareholders of Sport-Haley in 1993 and was amended in 1997. The Option Plan expired by its own terms on February 28, 2003. The following table contains information regarding Sport-Haley's equity compensation plan as of June 30, 2004.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,097,015	(1)	$3.66	(2)	0	(3)
Equity compensation plans not approved by security holders	0		—		0
Total	1,097,015		$3.66		0

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

(2)
The outstanding options issued under the Option Plan range in exercise price from $2.71 to $9.78 per share.

(3)
The Option Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley common stock can be granted under the Plan after that date. At the time the Plan expired, a total of 1,180 options remained of the total of 2,150,000 options authorized to be issued.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Sport-Haley adopted a policy pursuant to which material transactions between Sport-Haley and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley), and any immediate family member of the foregoing, shall be submitted to the Audit Committee for approval. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES [need to have Hein provide update]

  (1)
  Audit Fees. The aggregate fees billed by Hein & Associates LLP, Sport-Haley's independent auditors, during fiscal years 2004 and 2003 for the audits of Sport-Haley's annual financial statements, the reviews of Sport-Haley's quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled approximately $75,000 and $54,000, respectively.

  (2)
  Audit-related Fees. The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of Sport-Haley's financial statements that are not included in the "Audit Fees" described above totaled approximately $0 and $7,000 for fiscal 2004 and 2003, respectively.

  (3)
  Tax Fees. The aggregate fees billed by Hein & Associates LLP in fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning were approximately $3,000 and $6,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns, advice with regard to federal and state income tax audits and income tax planning.

  (4)
  All Other Fees. The aggregate fees billed by Hein & Associates LLP in fiscal 2004 and 2003, other than for the services reported in "Audit Fees," "Audit Related Fees" or "Tax Fees" described above, were approximately $16,000 and $6,000, respectively.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
    Consolidated Statements of Operations
    Consolidated Statements of Shareholders' Equity

    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

Exhibit No.		Document
*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley as filed on March 7, 1994 with the Secretary of State of the State of Colorado.
—	3.2.3	Amended and Restated By-laws of Sport-Haley as adopted January 10, 1996.
x*	3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, adopted March 15, 2002.
***	3.2.5	Amendment to Amended and Restated Bylaws of Sport-Haley, effective October 1, 2004.
*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley.
#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.
x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.
III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley.
xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley.
x	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley.
x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley.
##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley.
##	10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.
@	10.2.9	Employment Agreement, dated January 1, 2004, by and between Mark Maley and Sport-Haley.
x	10.2.11	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association, Sport-Haley and B&L Sportswear, Inc.
##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]
x*	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.
—	10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]
++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.
x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.
+	10.4.4	Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and Sport-Haley.
**	10.4.5	Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.
*/	10.5	Form of Independent Sales Representative Agreement.
+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.
—	10.10	Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.
*#	14.1	Code of Ethics for Senior Financial Officers.
***	14.2	Code of Conduct and Ethics for Directors, Officers and Employees.
***	31.1	Certification of Kevin M. Tomlinson pursuant to Exchange Act Rule 13a-14(a)/15d 14(a).
***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
***	32.1	Certifications of Kevin M. Tomlinson and Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

***	99.1	Press Release, Dated October 11, 2004, Announcing the Appointment of Ronald J. Norick to the Newly-Created Position of Chairman of the Board

*	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
*/	Incorporated by reference from Sport-Haley's Registration Statement on Form SB-2 (File No. 33-74876-D)
+	Incorporated by reference from Sport-Haley's Form 10-KSB filed October 6, 1995 (File No. 1-12888)
++	Incorporated by reference from Sport-Haley's Form 10-KSB filed September 14, 1994 (File No. 1-12888)
—	Incorporated by reference from Sport-Haley's Form 10-QSBA/1 filed February 2, 1996 (File No. 1-12888)
#	Incorporated by reference from Sport-Haley's Form 10-QSB filed on May 12, 1997 (File No. 1-12888)
x	Incorporated by reference from Sport-Haley's Form 10-KSB filed on September 29,1997 (File No. 1-12888)
**	Incorporated by reference from Sport-Haley's Form 10-K filed on September 28,1998 (File No. 1-12888)
II	Incorporated by reference from Sport-Haley's Form 10-Q filed on February 16, 1999(File No. 333-18831)
III	Incorporated by reference from Sport-Haley's Form 10-K filed on November 3, 2000 (File No. 03374876-D)
*/-	Incorporated by reference from Sport Haley's Form 8-K filed on July 20, 2000 (File No. 1-12888)
##	Incorporated by reference from Sport-Haley's Form 10-K filed on October 9, 2001 (File No. 033-74876-D)
xx	Incorporated by reference from Sport-Haley's Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)
x*	Incorporated by reference from Sport-Haley's Form 10-K filed on September 27, 2002 (File No. 033-74876-D)
+++	Incorporated by reference from Sport-Haley's Form 8-K filed on June 13, 2003 (File No. 033-74876-D)
*#	Incorporated by reference from Sport-Haley's Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)
@	Incorporated by reference from Sport-Haley's Form 10-Q filed on May 24, 2004 (File No. 033-74876-D)
***	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.
October 13, 2004	By:	/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson, Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN M. TOMLINSON Kevin M. Tomlinson	Chief Executive Officer, President (Principal Executive Officer)	October 13, 2004
/s/ PATRICK W. HURLEY Patrick W. Hurley	Chief Financial Officer, Secretary, Treasurer and Controller	October 13, 2004
/s/ MARK J. STEVENSON Mark J. Stevenson	Director	October 13, 2004
/s/ RONALD J. NORICK Ronald J. Norick	Director and Chairman of the Board	October 13, 2004
/s/ JAMES H. EVEREST James H. Everest	Director	October 13, 2004
/s/ JAMES R. TENBROOK James R. TenBrook	Director	October 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sport-Haley, Inc. and Subsidiary
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ending June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. and Subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

HEIN & ASSOCIATES LLP
Denver, Colorado
September 20, 2004

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,890,000	$4,304,000
Marketable securities	539,000	2,181,000
Accounts receivable, net of allowances of $1,128,000 and $542,000, respectively	5,946,000	4,956,000
Inventories	8,808,000	7,828,000
Prepaid expenses and other	468,000	500,000
Deferred taxes	—	529,000

Total current assets	19,651,000	20,298,000
PROPERTY AND EQUIPMENT, net	1,107,000	1,014,000
DEFERRED TAXES	—	217,000
OTHER ASSETS	13,000	16,000

TOTAL ASSETS	$20,771,000	$21,545,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,461,000	$669,000
Accrued commissions payable	272,000	278,000
Accrued payroll	197,000	72,000
Other	218,000	99,000

Total current liabilities	2,148,000	1,118,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,525,252 and 2,444,585 shares issued and outstanding, respectively	10,126,000	9,868,000
Additional paid-in capital	1,527,000	1,403,000
Retained earnings	6,970,000	9,156,000

Total shareholders' equity	18,623,000	20,427,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,771,000	$21,545,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2004	2003	2002
NET SALES	$20,800,000	$19,196,000	$17,099,000
Cost of goods sold	13,619,000	11,873,000	12,915,000

GROSS PROFIT	7,181,000	7,323,000	4,184,000

OTHER OPERATING COSTS:
Selling, general and administrative expenses	8,737,000	8,026,000	6,886,000

Total other operating costs	8,737,000	8,026,000	6,886,000

LOSS FROM OPERATIONS	(1,556,000)	(703,000)	(2,702,000)

OTHER INCOME AND (EXPENSE):
Interest income, net	66,000	110,000	283,000
Other income	54,000	45,000	72,000
Other expense	(4,000)	(20,000)	(9,000)

Total other income	116,000	135,000	346,000

LOSS FROM OPERATIONS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,440,000)	(568,000)	(2,356,000)
(Provision for) benefit from income taxes	(746,000)	180,000	1,383,000

NET LOSS	$(2,186,000)	$(388,000)	$(973,000)

NET LOSS PER SHARE:
Basic and diluted	$(0.89)	$(0.15)	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,448,000	2,621,000	2,938,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
BALANCES, July 1, 2001	3,272,985	$12,521,000	$1,248,000	$10,517,000	$24,286,000
Stock options	—	—	61,000	—	61,000
Repurchase of common stock	(542,000)	(1,602,000)	—	—	(1,602,000)
Net loss	—	—	—	(973,000)	(973,000)

BALANCES, June 30, 2002	2,730,985	10,919,000	1,309,000	9,544,000	21,772,000
Stock options	—	—	94,000	—	94,000
Repurchase of common stock	(286,400)	(1,051,000)	—	—	(1,051,000)
Net loss	—	—	—	(388,000)	(388,000)

BALANCES, June 30, 2003	2,444,585	9,868,000	1,403,000	9,156,000	20,427,000
Stock options	80,667	258,000	124,000	—	382,000
Net loss	—	—	—	(2,186,000)	(2,186,000)

BALANCES, June 30, 2004	2,525,252	$10,126,000	$1,527,000	$6,970,000	$18,623,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,186,000)	$(388,000)	$(973,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	327,000	354,000	524,000
Impairments and write-downs	707,000	259,000	1,274,000
Deferred taxes	746,000	(170,000)	(254,000)
Provisions for doubtful accounts and sales returns	856,000	484,000	274,000
Common stock options	124,000	94,000	61,000
Gain/loss on disposal of assets	4,000	20,000	21,000
Changes in assets and liabilities:
Accounts receivable	(1,846,000)	(1,068,000)	798,000
Inventory	(1,687,000)	(1,383,000)	1,186,000
Prepaid expenses	32,000	(34,000)	(122,000)
Taxes receivable	—	1,071,000	(683,000)
Other assets	—	(2,000)	(131,000)
Accounts payable	792,000	(460,000)	675,000
Accrued commissions and other expenses	238,000	(175,000)	(19,000)

Net cash provided by (used in) operating activities	(1,893,000)	(1,398,000)	2,631,000

Cash Flows from Investing Activities:
Purchase of fixed assets	(427,000)	(611,000)	(99,000)
Maturities (purchases) of marketable securities	1,642,000	(1,076,000)	2,799,000
Proceeds from the disposal of fixed assets	6,000	12,000	286,000

Net cash provided by (used in) investing activities	1,221,000	(1,675,000)	2,986,000

Cash Flows from Financing Activities:
Stock option exercises	258,000	—	—
Repurchases of common stock	—	(1,051,000)	(1,602,000)

Net cash provided by (used in) financing activities	258,000	(1,051,000)	(1,602,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(414,000)	(4,124,000)	4,015,000
Cash and Cash Equivalents, Beginning of year	4,304,000	8,428,000	4,413,000

Cash and Cash Equivalents, End of year	$3,890,000	$4,304,000	$8,428,000

Supplemental Cash Flow Information:
Cash receipts for:
Income tax refunds	$—	$1,066,000	$556,000

Cash payments for:
Interest	$—	$9,000	$29,000

Income taxes	$—	$—	$145,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies:

        Nature of Operations—Sport-Haley designs, purchases, contracts for the manufacture of, markets and distributes quality men's and women's fashion golf apparel under the HALEY® label and premium men's apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative styling, high quality fabrics, generous fit and classic appearance, is marketed in the premium and mid-priced markets through a network of independent sales representatives and distributors to golf professional shops, country clubs and resorts across the United States and internationally. Sport-Haley also markets HALEY® apparel to corporate, college, university, and other markets. Ben Hogan® apparel is marketed to elite golf professional shops, upscale resorts and exclusive department stores. Sport-Haley, Inc. was organized as a Colorado corporation in January 1991.

        Principles of Consolidation—The consolidated financial statements include the accounts of Sport-Haley, Inc. and its former wholly-owned subsidiary, B&L Sportswear, Inc. (collectively referred to as the "Company"). B&L Sportswear, Inc. ceased business operations in August 2001 and was liquidated in May 2002. All significant inter-company accounts and transactions have been eliminated.

        Reclassification—Certain prior amounts have been reclassified to conform to the year 2004 presentation. Such reclassifications had no affect on net loss.

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

        Receivables and Credit Policies—Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. In most cases, individual trade receivables apply to a specific identifiable sales invoice. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

        Inventories—Inventories are stated at the lower of cost (weighted average) or market. Costs include amounts paid to vendors for packaged apparel, materials, labor, import and transportation costs, and allocated overhead. Inventories are written down to market value as an adjustment to reserves for inventory obsolescence (Note 5). Changes in the reserves for inventory obsolescence are reflected in cost of goods sold during the periods in which the reserve is recorded and the obsolete inventory is sold, respectively. Write-downs as a result of inventory obsolescence totaled $707,000, $259,000 and $1,274,000 for 2004, 2003 and 2002, respectively.

        Property and Equipment—Property and equipment are stated at historical cost. Depreciation is generally recorded over the estimated useful lives of the assets, ranging from three to twelve years, using the straight-line method of depreciation. Leasehold improvements are stated at historical cost and amortized over the remaining life of the lease, using the straight-line method. The costs of normal maintenance and repairs are charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying amount to determine whether a write-down to market value or discounted cash flow value were required. At June 30, 2004, management believes the Company had no long-lived assets that required a write-down to market or discounted cash flow.

        Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is determinable and fixed; and, (4) collectibility is reasonably assured. Occasionally, the Company has implemented limited consignment programs with certain of its customers. The Company recognizes revenue on consignment sales at the time of collection from the Company's customer or upon return of inventories from the customer. During 2004, the Company implemented a program that allowed its independent sales representatives to return sample garments at the end of the fall 2004 selling season at no charge to the sales representative. Therefore, the Company adopted an accounting policy to account for the sample garments in a manner consistent with consigned sales. Consigned inventories totaled $323,000, $0 and $8,000 at June 30, 2004, 2003 and 2002, respectively. On a limited basis, the Company also offers the right of return for certain inventory, which the Company includes in its estimate of sales returns allowance.

        Advertising—The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at June 30, 2004, 2003 or 2002. The Company includes the following in advertising expenses: costs of sales catalogs; tradeshow expenses; costs of apparel used in promotional activities; print ads in golf publications; market research expenditures; amounts paid to professional golfers; and, various other items. Advertising expense was $902,000, $960,000, and $721,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

        Deferred Taxes—Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense equals taxes payable for the period plus the net change during the period in deferred tax assets and liabilities.

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

        At June 30, 2004, the Company had a receivable balance of $61,000 related to an audit by the Canadian Customs & Revenue Agency (the "Agency"). The receivable represents the amount that the Company considers to be a deposit with the Agency, while the Agency considers the amount to be a payment of its initial audit assessment. The Company paid the amount in accordance with Canadian regulations and filed a formal dispute with the Agency. The Agency has begun its review of this matter and has requested additional information from the Company, which the Company has provided. The Company recorded a $15,000 reserve allowance with respect to this receivable at June 30, 2004.

        Certain Risks and Concentrations—The Company's operations consist of the designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. The Company's headquarters are located in Colorado and its customers are located throughout the United States and abroad. As of June 30, 2004, 2003 and 2002, the majority of the Company's receivables were from customers in the golfing industry. The Company performs on-going credit evaluations, and management believes that the Company maintains adequate allowance for potential credit losses.

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

        In 2004 and 2003, the Company purchased significant amounts of its finished apparel from various foreign suppliers. If the Company were to lose or terminate the services of any of these significant suppliers, the Company's short-term ability to fulfill its customers' orders on a timely basis could be substantially impaired, thereby negatively affecting the Company's results of operations. In 2004, the Company purchased 43%, 11%, 8% and 8% of its finished apparel from four foreign suppliers, respectively. Comparatively, the Company purchased 40% and 14% of its finished apparel from two of the same suppliers in 2003.

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

        Comprehensive Income (Loss)—Comprehensive income is defined as all changes in shareholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. The Company had no items of other comprehensive income at June 30, 2004, 2003, or 2002.

        Net Income (Loss) Per Share—Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses incurred in 2004, 2003 and 2002, basic and diluted earnings per share were the same.

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

        Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

	2004	2003	2002
Net loss—as reported	$(2,186,000)	$(388,000)	$(973,000)
Effect of employee stock-based compensation included in reported net loss	124,000	59,000	39,000
Effect of employee stock-based compensation per SFAS 123	(422,000)	(275,000)	(254,000)

Net loss applicable to common stock—pro forma	$(2,484,000)	$(604,000)	$(1,188,000)

Basic and Diluted:
Loss per share—as reported	$(0.89)	$(0.15)	$(0.33)
Effect of employee stock-based compensation included in reported net loss	0.05	0.02	0.01
Effect of employee stock-based compensation per SFAS 123	(0.17)	(0.10)	(0.08)

Net loss applicable to common stock—pro forma	$(1.01)	$(0.23)	$(0.40)

        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest	—	2.2%	3.5% - 4.4%
Expected life	—	3 years	3 years
Expected volatility	—	46.0%	46.1%
Expected dividend	—	—	—

        The Plan expired by its terms in February 2003. Accordingly, no options were granted in 2004. The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

2.     Fair Value of Financial Instruments:

        The carrying values of financial instruments, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

3.     Cash and Cash Equivalents:

        Cash and cash equivalents consist of the following at June 30:

	2004	2003
Cash in banks	$1,180,000	$1,191,000
Short-term securities (original maturities of three months or less)	2,710,000	3,113,000

	$3,890,000	$4,304,000

4.     Inventories:

        Inventories consist of the following at June 30:

	2004	2003
Component inventories	$470,000	$673,000
Finished goods inventories	8,338,000	7,155,000

	$8,808,000	$7,828,000

5.     PROPERTY AND EQUIPMENT:

        Property and equipment are recorded at historical cost and are comprised of the following at June 30:

	2004	2003
Furniture and fixtures	$1,377,000	$1,359,000
Plant equipment	1,321,000	1,334,000
Computer software and equipment	1,208,000	909,000
Leasehold improvements	406,000	403,000
Other	56,000	55,000

	4,368,000	4,060,000
Less accumulated depreciation, amortization, and impairment	(3,261,000)	(3,046,000)

	$1,107,000	$1,014,000

        Depreciation and amortization expense for 2004, 2003, and 2002 was $326,000, $354,000 and $524,000, respectively.

6.     LINE OF CREDIT AGREEMENT:

        The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, which was renewed through December 5, 2004, provides for interest at 1/2% below the bank's prime rate. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley collateralized by a lien on substantially all of the Company's assets. The Company generally maintains its line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. In June 2004, the bank amended the terms of the agreement to require the Company to maintain minimum tangible net worth of $18,500,000. The Company did not have any balances due on the line of credit at June 30, 2004 and 2003, respectively. Based on expected losses incurred in the first fiscal quarter of 2005, including the effect on net income of the death benefit paid to the estate of the Company's late Chairman (Note 9), the Company anticipates it will not be in compliance with the minimum tangible net worth requirement as of September 30, 2004.

        At June 30, 2004 and 2003, the Company had outstanding letters of credit of approximately $2,665,000 and $2,491,000, respectively. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

7.     INCOME TAXES:

        The differences between the U.S. Federal statutory rate and the Company's effective rate are as follows at June 30:

	2004	2003	2002
U.S. Federal statutory rate	$(743,000)	$(194,000)	$(764,000)
State income taxes	(68,000)	(28,000)	(118,000)
Change in deferred tax valuation allowance	1,377,000	35,000	(135,000)
Permanent differences from liquidation of B&L	—	—	(358,000)
Permanent differences and other	180,000	7,000	(8,000)

Total current and deferred tax expense (benefit)	$746,000	$(180,000)	$(1,383,000)

        The components of income tax expense (benefits) are as follows at June 30:

	2004	2003	2002
Federal	$—	$(135,000)	$(1,131,000)
State	—	4,000	2,000
Deferred	746,000	(49,000)	(254,000)

	$746,000	$(180,000)	$(1,383,000)

        The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2004		2003
	Current	Long- Term	Current	Long- Term
Deferred tax liability	$—	$—	$—	$(127,000)
Deferred tax asset	441,000	1,083,000	409,000	491,000

Net deferred tax asset before valuation allowance	441,000	1,083,000	409,000	364,000
Valuation allowance	(441,000)	(1,083,000)	—	(147,000)

	$—	$—	$409,000	$217,000

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2004			2003
	Temporary Difference	Current	Long- Term	Temporary Difference	Current	Long- Term
Allowance for doubtful accounts	$454,000	$168,000	$—	$316,000	$117,000	$—
Reserve for sales returns	342,000	127,000	—	226,000	84,000	—
Prepaid expenses	207,000	76,000	—	413,000	153,000	—
Accrued vacation	101,000	37,000	—	89,000	33,000	—
Accumulated depreciation and impairment	19,000	—	7,000	342,000	—	(127,000)
Stock options	610,000	—	226,000	485,000	—	180,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventories	88,000	33,000	—	60,000	22,000	—
Federal net operating losses	1,631,000	—	554,000
State net operating losses	4,507,000	—	209,000	4,835,000	—	224,000

Net deferred tax asset before valuation allowance		441,000	1,083,000		409,000	364,000
Valuation allowance		(441,000)	(1,083,000)		—	(147,000)

		$—	$—		$409,000	$217,000

        The valuation allowances for fiscal 2003 partially offset the deferred tax assets with respect to stock options and an unrealized loss on an investment. The changes in deferred tax valuation allowances for 2004, 2003 and 2002 were $1,377,000, $35,000 and ($135,000), respectively.

8.     OPERATING LEASES:

        The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2006.

        Rent expenses for the years ended June 30, 2004, 2003, and 2002 were $232,000, $264,000 and $307,000, respectively.

        The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2004 are as follows:

Years Ending June 30,	Amount
2005	$230,000
2006	233,000
2007	78,000

$541,000

9.     COMMITMENTS AND CONTINGENCIES:

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

        In September 2003, the United States Securities and Exchange Commission (the "Commission") filed suit in the United States District Court for the District of Colorado against Sport-Haley, its late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the "Defendants"). The suit was amended by the Commission in October 2003 to add one of the Company's former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-Haley's fiscal years 2000, 1999 and 1998. The Commission's suit primarily relates to errors in Sport-Haley's previously issued financial statements that the Company previously reported when it voluntarily restated its financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has substantially concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, has agreed to indemnify Mr. Tomlinson and Mr. Auger and the Company has advanced the costs of their defense, pending final adjudication of the Action. The costs of defense of the action by the Defendants are covered by the Company's applicable liability insurance, subject to the policy limits and a retention which has been satisfied. The Defendants intend to vigorously defend the Commission's allegations, which the Defendants believe are without merit. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that the Company will incur defending the Commission's allegations. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties that Sport-Haley might be required to pay, and other relief, could negatively impact Sport-Haley's financial position and the results of its operations.

        As of June 30, 2004, the Company had cumulatively incurred $1,018,000 in expenses related to the financial restatements and corrected material quarterly information mentioned above, the investigation and a subsequent civil action commenced by the Commission and a related class action lawsuit. While the Company has protected its rights to pursue claims against its former auditors, the Company has elected to treat amounts expended for legal and other costs that are potentially recoverable from the former auditors and the Company's insurance carriers as selling, general and administrative expenses in the periods incurred. At June 30, 2004, the Company had recovered $204,000 of $316,000 in such costs incurred by that date that were recoverable from one of the Company's insurance carriers. Amounts recovered are either offset against other legal expenses or included in other income in the future periods as they are recovered. The recovery of $204,000 was included in the Company's 2004 financial statements as an offset against other legal expenses.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business. Based upon the information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect the Company's financial position or results of its operations.

        Touring Professionals—Pursuant to the terms of marketing agreements with certain touring professionals, the Company provides the professionals with golf apparel. The Company did not compensate any tour professional in cash during the year ended June 30, 2004.

        Employment Agreements—The Company maintains several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. During the year ended June 30, 2004, employment and non-compete agreements provided for minimum salary levels totaling $805,000 per year, excluding discretionary bonuses and severance payments upon termination of employment without cause.

        During 2004, the Company and its former President agreed to the termination of his employment. In accordance with the terms of his employment contract, the Company was obligated to pay the former President the equivalent of one year's salary upon his termination. At June 30, 2004, the Company owed the former President $110,000, payable in bi-weekly installments through March 31, 2005.

        In September 2004, the Company's Chairman died. The employment agreement between the Company and the Chairman entitled the Chairman's estate to receive, as a death benefit, severance compensation in a lump sum amount equal to three times the annual salary and bonus paid to the Chairman in the twelve months preceding his death. The late Chairman received salary of $170,000 over the previous year and no bonus. A dispute with the Chairman's estate ensued concerning the amount of severance compensation and other matters relating to the Chairman's employment agreement. The Chairman's estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with the Chairman's estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement for this mater, the Company paid the lump sum amount of $650,000 to the Chairman's estate in October 2004. Accordingly, the Company recorded compensation expense in the amount of $650,000 during the fiscal quarter ended September 30, 2004.

        Licensing Agreements—In May 2001, the Company entered into a licensing agreement with Spalding Sports Worldwide, Inc. ("Spalding") for the rights to market a line of men's premium golf apparel under the Ben Hogan® brand name. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. ("Top-Flite Golf").

        In July 2002, the Company and Spalding agreed to amend the licensing agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original licensing agreement had previously granted the Company the right to market Ben Hogan® apparel within the United States. The Company paid Spalding $50,000 in cash and an additional retail value of $50,000 in finished goods (at a cost to the Company of approximately $29,000) for the rights to market Ben Hogan® apparel for a five year period ending December 31, 2006. The original and amended agreements also require the Company to pay a royalty based upon sales.

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

        In September 2003, Callaway Golf Company("Callaway") purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® licensing agreement. Subsequently, Callaway requested that the Company delay its planned launch of Top-Flite® branded apparel. Callaway and the Company are currently in the process of renegotiating the terms and conditions with regard to the licensing agreement.

        The Company records royalty payments governed by the Top-Flite Golf licensing agreement as selling costs in the periods when such sales are recognized. Royalty payments with respect to licensing agreements totaled $532,000, $322,000 and $56,000 for fiscal years 2004, 2003 and 2002, respectively.

10.   SHAREHOLDERS' EQUITY:

        Repurchase of Common Stock—As of June 30, 2004, the Company's Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. The Company has no commitment or obligation to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock. Through June 30, 2004, the Company repurchased a total of 2,512,800 shares of its common stock at a cost of approximately $13,488,000.

        Preferred Stock—The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest the Board of Directors of the Company with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2004, the Company had no preferred stock issued or outstanding.

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

        Under the Plan, the Company could grant to employees, directors and consultants of the Company, and any subsidiary thereof, options to purchase common stock. Generally, granted options vest over three years, are granted at fair market value on the date of grant, expire 10 years from that date, are non-transferable and cannot be exercised for a period of one year from the date of grant. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determined the number of options granted and applicable exercise periods. Option agreements issued in accordance with the Plan prior to its expiration in February 2003 will generally remain in force until the earlier of their exercise, their expiration or the termination of an employment relationship with the Company.

        At June 30, 2004, the Company had outstanding options equal to 1,097,015 shares of common stock at prices ranging from $2.71 to $9.78 with expiration dates between fiscal 2005 and fiscal 2013. In fiscal 2004, 80,667 options were exercised and 100,015 options expired.

        Activity under the Company's Plan is set forth below:

	Employees			Non-Employees
Option Balances	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
June 30, 2001	435,001	$6.48	$3.00-$10.63	82,380	$6.74	$2.50-$9.78
Granted	548,000	$3.36	$3.00-$3.60	7,000	$3.00	$3.00
Canceled	(88,500)	$6.92	$3.00-$8.63	(4,923)	$7.75	$7.75

June 30, 2002	894,501	$4.44	$3.00-$8.63	84,457	$6.37	$2.50-$9.78
Granted	400,000	$2.71	$2.71	—	—	—
Canceled	(99,501)	$8.63	$8.63	(1,760)	$2.50	$2.50

June 30, 2003	1,195,000	$3.50	$2.71-$8.63	82,697	$6.45	$2.50-$9.78
Exercised	(80,667)	$3.01	$3.00-$3.60	—	—	—
Canceled	(84,333)	$4.53	$3.00-$8.50	(15,682)	$3.65	$2.50-$7.50

June 30, 2004	1,030,000	$3.44	$2.71-$8.63	67,015	$7.11	$3.00-$9.78

        Options vest as follows:

	Employees			Non-Employees
Vesting	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Vested as of June 30, 2004	614,335	$3.78	$2.71-$8.63	64,682	$7.26	$3.00-$9.78
Vested during
2005	282,333	$3.03	$2.71-$3.60	2,333	$3.00	$3.00
2006	133,332	$2.71	$2.71	—	—	—

Totals	1,030,000	$3.44	$2.71-$8.63	67,015	$7.11	$3.00-$9.78

        If not exercised earlier, options outstanding as of June 30, 2004 will expire as follows:

	Employees			Non-Employees
Expiration	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Expiring during
2005	—	—	—	13,515	$7.75	$7.75
2006	—	—	—	10,000	$9.25	$9.25
2007	75,000	$8.63	$8.63	10,000	$7.56	$6.50-$8.63
2008	—	—	—	7,500	$8.63	$8.63
2009	—	—	—	9,000	$9.78	$9.78
2010	108,000	$3.00	$3.00	—	—	—
2011	—	—	—	10,000	$3.00	$3.00
2012	447,000	$3.32	$3.00-$3.60	7,000	$3.00	$3.00
2013	400,000	$2.71	$2.71	—	—	—

Totals	1,030,000	$3.44	$2.71-$8.63	67,015	$7.11	$3.00-$9.78

        The Company issued 400,000 options in fiscal 2003 at approximately 85% of market price and 304,000 options in fiscal 2002 at approximately 80% of market price with weighted average fair values of $1.24 and $1.71, respectively. All other options were granted at exercise prices that approximated the market prices on the dates of grant. The weighted average fair values of options granted during fiscal 2002 was $1.07 per share with exercise prices approximating market prices at the dates of grant.

        Since its fiscal year 1997, the Company has followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company. The Company follows APB 25 for all grants of stock options to its employees. Generally, all stock options granted to the Company's employees, pursuant to the Plan, are not compensatory. During fiscal 2004, 2003 and 2002, the Company recognized $124,000, $94,000 and $61,000, respectively, in compensation expense related to the granting of options to its employees.

11.   EARNINGS (LOSS) PER SHARE:

        In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. In 2004, 2003 and 2002, due to the Company's net losses, all options, totaling 1,097,015, 1,277,697 and 978,958, respectively, were antidilutive and therefore excluded from the earnings (loss) per share calculations.

12.   RETIREMENT PLAN:

        In January 1996, the Company adopted a defined contribution savings plan (the "401(k) Plan") to provide retirement income to employees of the Company. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company of $0.25 on the dollar for employee deferrals of the first 5% of a participating employee's annual compensation. For the years ended June 30, 2004, 2003, and 2002, the Company contributed $18,000, $19,000 and $19,000, respectively, to the 401(k) Plan accounts of Company employees.

Schedule II

Sport-Haley, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
June 30,
2002	$80,000	$183,000	$—	$(187,000	)(1)	$76,000
2003	$76,000	$437,000	$—	$(197,000	)(1)	$316,000
2004	$316,000	$272,000	$—	$(134,000	)(1)	$454,000
Allowance for Sales Returns
June 30,
2002	$94,000	$1,127,000	$—	$(1,041,000	)(2)	$180,000
2003	$180,000	$1,084,000	$—	$(1,038,000	)(2)	$226,000
2004	$226,000	$1,386,000	$—	$(1,270,000	)(2)	$342,000
Allowance for Sample Garment Returns
June 30,
2004	$—	$368,000	$—	$(36,000	)(2)	$332,000
Allowance for Inventory Obsolescence
June 30,
2002	$872,000	$1,274,000	$—	$(795,000	)(3)	$1,351,000
2003	$1,351,000	$259,000	$—	$(1,154,000	)(3)	$456,000
2004	$456,000	$707,000	$—	$(216,000	)(3)	$947,000

(1)
Write-off of uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2)
Actual sales returns.

(3)
Changes in allowance relating to sales and dispositions of inventories previously written down.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES [need to have Hein provide update]
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
SPORT-HALEY, INC. CONSOLIDATED BALANCE SHEETS
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SPORT-HALEY, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SPORT-HALEY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Sport-Haley, Inc. Valuation and Qualifying Accounts