Form 10-Q
period 2004-12-31
SPORT HALEY INC
filed 2005-02-22
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:   Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2005
Common Stock, no par value	2,545,252

SPORT-HALEY, INC.

BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$6,012,000	$3,890,000
Marketable securities	—	539,000
Accounts receivable, net of allowances of $1,318,000 and $1,128,000, respectively	3,416,000	5,946,000
Inventories	6,136,000	8,808,000
Prepaid expenses and other	447,000	468,000
Total current assets	16,011,000	19,651,000

Property and equipment, net	1,003,000	1,107,000
Other assets	12,000	13,000

Total Assets	$17,026,000	$20,771,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547,000	$1,461,000
Accrued commissions payable	170,000	272,000
Accrued payroll	624,000	197,000
Other	249,000	218,000
Total current liabilities	1,590,000	2,148,000

Commitments and Contingencies (Note 3)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,545,252 and 2,525,252 shares issued and outstanding, respectively	10,189,000	10,126,000
Additional paid-in capital	1,559,000	1,527,000
Retained earnings	3,688,000	6,970,000
Total shareholders’ equity	15,436,000	18,623,000

Total Liabilities and Shareholders’ Equity	$17,026,000	$20,771,000

*** Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,000,000	$4,763,000	$10,570,000	$9,075,000

Cost of goods sold	4,542,000	2,905,000	8,342,000	5,577,000

Gross profit	458,000	1,858,000	2,228,000	3,498,000

Selling, general and administrative expenses	2,516,000	1,901,000	5,573,000	3,846,000

Loss from operations	(2,058,000)	(43,000)	(3,345,000)	(348,000)

Other income, net	52,000	71,000	63,000	125,000

Income (loss) before provision for income taxes	(2,006,000)	28,000	(3,282,000)	(223,000)

(Provision for) benefit from income taxes	—	(17,000)	—	73,000

Net income (loss)	$(2,006,000)	$11,000	$(3,282,000)	$(150,000)

Basic earnings (loss) per common share	$(0.77)	$0.01	$(1.29)	$(0.06)
Diluted earnings (loss) per common share	$(0.77)	$0.00	$(1.29)	$(0.06)

Basic weighted average shares outstanding	2,545,252	2,445,078	2,541,067	2,444,831
Diluted weighted average shares outstanding	2,545,252	2,705,511	2,541,067	2,444,831

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,282,000)	$(150,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	170,000	149,000
Deferred taxes and other	—	(73,000)
Allowance for doubtful accounts	120,000	60,000
Common stock options	31,000	63,000
Gain/Loss on sale of fixed assets	3,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	2,410,000	926,000
Inventories	2,672,000	(1,650,000)
Other assets	22,000	(22,000)
Accounts payable	(914,000)	485,000
Accrued commissions and other expenses	356,000	33,000
Net cash provided (used) by operating activities	1,588,000	(179,000)

Cash flows from investing activities:
Redemption of held-to-maturity investments	538,000	1,653,000
Purchases of held-to-maturity investments	—	(1,752,000)
Purchase of fixed assets	(67,000)	(234,000)
Net cash provided (used) by investing activities	471,000	(333,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	63,000	18,000
Net cash provided by financing activities	63,000	18,000

Net increase (decrease) in cash and cash equivalents	2,122,000	(494,000)

Cash and cash equivalents, beginning	3,890,000	4,304,000

Cash and cash equivalents, ending	$6,012,000	$3,810,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,000	$—

See accompanying notes to financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The unaudited financial statements included herein have been prepared by Sport-Haley, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation have been included. The Company’s revenues are seasonal, and therefore the results of operations for the six months ended December 30, 2004, may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2004, included in the Company’s filing on Form 10-K.

Stock-Based Compensation - The Company’s Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms. At December 31, 2004, there were outstanding options to purchase 1,072,015 shares of the Company’s common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between March 2005 and January 2013.

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

If the Company had accounted for stock-based compensation using the fair value method rather than the intrinsic value method, the pro forma amounts of the Company’s net loss and loss per common share would have been reported as follows:

	Six Months Ended December 31,
	2004	2003
Net loss - as reported	$(3,282,000)	$(150,000)
Effect of employee stock-based compensation included in reported net loss	31,000	39,000
Effect of employee stock-based compensation per SFAS 123	(211,000)	(133,000)
Net loss applicable to common stock - pro forma	$(3,462,000)	$(244,000)

Basic and Diluted:
Loss per share - as reported	$(1.29)	$(0.06)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.02
Per share effect of employee stock-based compensation per SFAS 123	(0.08)	(0.06)
Loss per share applicable to common stock - pro forma	$(1.36)	$(0.10)

	Three Months Ended December 31,
	2004	2003
Net income (loss) - as reported	$(2,006,000)	$11,000
Effect of employee stock-based compensation included in reported net loss	16,000	19,000
Effect of employee stock-based compensation per SFAS 123	(106,000)	(66,000)
Net income (loss) applicable to common stock - pro forma	$(2,096,000)	$(36,000)

Basic:
Income (loss per share) - as reported	$(0.77)	$0.01
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.01
Per share effect of employee stock-based compensation per SFAS 123	(0.04)	(0.03)
Income (loss) per share applicable to common stock - pro forma	$(0.80)	$(0.01)

Diluted:
Income (loss per share) - as reported	$(0.77)	$0.00
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.01
Per share effect of employee stock-based compensation per SFAS 123	(0.04)	(0.02)
Income (loss) per share applicable to common stock - pro forma	$(0.80)	$(0.01)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the quarter ended September 30, 2005. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements similar to the pro forma effects reported above.

Segments – The Company has one operating segment: designing, purchasing, contracting for the manufacture of and marketing women’s and men’s fashion golf apparel and outerwear. The information for this segment is the information used by the Company’s chief decision maker to evaluate operating performance.

NOTE 2             INVENTORIES

	December 31, 2004	June 30, 2004
Inventories consisted of the following:	$319,000	$470,000
Component	5,817,000	8,338,000
Finished goods	$6,136,000	$8,808,000

NOTE 3             COMMITMENTS AND CONTINGENCIES

At December 31, 2004, the Company had $1,758,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

In October 2004, the Board of Directors decided not to renew the executive employment agreement of Kevin M. Tomlinson, appointed Donald W. Jewell to act as Interim Chief Executive Officer and relieved Mr. Tomlinson of his duties as Chief Executive Officer and President. Mr. Tomlinson resigned as a Director in November 2004, and his employment will cease upon the effective date of termination of the agreement in March 2005. The terms of the executive employment agreement between the Company and Mr. Tomlinson require the Company to pay Mr. Tomlinson severance and other compensation as a result of the Board’s decision not to renew the agreement. Upon the effective date of termination of the agreement, Mr. Tomlinson is entitled to receive severance compensation, payable monthly, for a term of 36 months based upon his salary and incentive bonus payments as shall have been paid to him during the most recent twelve-month period. In addition, the agreement provides for Mr. Tomlinson’s participation in all employee benefit plans, during the time he is receiving severance compensation, and for reimbursement from the Company for legal expenses Mr. Tomlinson incurred with respect to exercising his right to obtain professional counsel regarding termination of the contract. Accordingly, the Company recorded severance and other compensation expense in the amount of $520,000 during the fiscal quarter ended December 31, 2004. Mr. Tomlinson will receive salary payments through March 17, 2005 and will receive monthly severance payments thereafter.

NOTE 4             REPURCHASE OF COMMON STOCK

As of December 31, 2004, the Company’s Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company’s issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

From the inception of the repurchase plan through December 31, 2004, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of $13,488,000. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

NOTE 5             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic earnings per share	$(2,006,000)	2,545,252	$(0.77)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(2,006,000)	2,545,252	$(0.77)

	Six Months ended December 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(3,282,000)	2,541,067	$(1.29)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(3,282,000)	2,541,067	$(1.29)

	Three Months ended December 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Earnings Per Common Share

Basic earnings per share	$11,000	2,445,078	$0.01

Effect of dilutive securities options	—	260,433	(0.01)

Diluted earnings per share	$11,000	2,705,511	$0.00

	Six Months ended December 31, 2003
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(150,000)	2,444,831	$(0.06)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(150,000)	2,444,831	$(0.06)

[A] Due to the Company’s net losses, all options were antidilutive and therefore excluded from the loss per share calculations.

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of the Company’s business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. The Company’s financial condition and the results of its operations will depend on a number of factors, including, but not limited to, the following: our ability to control costs and expenses; our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of increasing sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; relations with and performance of suppliers; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; political and international trade relations; changes in international trade quota systems for apparel; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; timely performance of third parties, such as freight forwarders, including risks of labor disputes and/or labor strikes; changes in product mix; inventory risks due to shifts in market and/or price erosion of purchased apparel; lost or reduced manufacturing capacity of significant suppliers; loss or delay of shipments from foreign suppliers; access to capital; maintaining satisfactory relationships with commercial banking institutions; and, establishing controls with regard to and maintaining the integrity of technology and information systems. Additional information on these and other factors that could affect our financial results is included in the discussion below and in the Company’s Form 10-K for the year ended June 30, 2004. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission (“SEC”) filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to the Company’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of and markets women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fit and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within international markets. The Company distributes Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company (“Callaway”).

The Company is represented by a network of independent wholesale sales representatives and employs a vice-president of sales and a regional sales manager, each with responsibilities for both of the Company’s branded labels of apparel. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY and Ben Hogan® apparel on behalf of the Company.

We believe that our sales may have been more negatively affected by recent economic conditions and other market factors faced by our customers in the golf industry. A few of our long-time customers have indicated that they are now placing less of an importance on stocking women’s golf apparel collections in their shops. A decline in the market for women’s fashion golf apparel can affect us more than other companies in the golf apparel industry, because, while, according to an industry-related survey, the golf apparel market is basically comprised of 75% men’s apparel and 25% women’s apparel, our sales for 2004 were generally comprised of 40% men’s apparel and 60% women’s apparel. We discontinued our HALEY RESERVE men’s fashion golf apparel collections beginning with the spring 2005 season. Therefore, our current product mix is now even more heavily weighted by our SPORT HALEY women’s apparel.

The Company continues to focus on stabilizing revenues associated with the SPORT HALEY women’s apparel brand and growth of revenues associated with the Ben Hogan® men’s apparel brand. Our decision to discontinue marketing HALEY RESERVE men’s fashion apparel was due, in part, because we believe that there are natural synergies common to Ben Hogan® men’s fashion apparel and SPORT HALEY women’s fashion apparel, and in part, because we had anticipated introducing a line of men’s apparel under the Top Flite® label to bolster our sales with respect to men’s apparel. In 2004, Callaway reached an agreement in principle with us to indefinitely delay the introduction of Top Flite® branded apparel. While we have no immediate plans to introduce apparel under the Top Flite® label, we maintain the licensing rights to Top Flite® branded apparel granted to us under the licensing agreement that we maintain with Callaway. By marketing SPORT HALEY women’s apparel in conjunction with Ben Hogan® men’s apparel, we are attempting to retain our market share with current women’s apparel customers, and we expect to expand the distribution channels for fashion women’s apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men’s apparel, which has a broader market acceptance due to its inherent brand appeal within golf markets.

RECENT DEVELOPMENTS

As previously reported, the Company began utilizing a new comprehensive computer system in January 2004 that was specifically designed for the garment industry and further tailored to our business operations. Certain design, implementation and operational deficiencies of the computer system have affected our business operations for the last four consecutive fiscal quarters.

Previously, we reported that we discovered programming and human errors that had affected the comprehensive computer system’s ability to properly compute the valuation of our finished goods inventories. The comprehensive system was designed to account for our finished goods inventories using a weighted average costing method. Due to the complexity of the transactions recorded within the functions of the computer system and various human errors that we discovered, we were not able to specifically quantify the financial effects at March 31, June 30 or September 30, 2004, with regard to errors recorded in the system that affected the per-item cost valuations of our finished goods inventories. Therefore, we recomputed the estimated value of our finished goods inventories at March 31, June 30, and September 30, 2004, using a standard cost assumption. We performed an analysis to compare the actual landed cost components of our finished goods inventories with their respective standard cost components. We also performed an analysis of the allocated overhead portion of our standard costs. Because our analyses indicated that our standard costs approximated actual costs, we believe that our standard cost valuations calculated at March 31, June 30 and September 30, 2004, yielded fair estimations of our finished goods inventories at those dates. We considered the system malfunction with respect to the computation of per-item valuation of finished goods inventories to be an indication of a material weakness in our internal controls over financial reporting with respect to inventory valuation during the periods ended March 31, June 30 and September 30, 2004.

The material weakness persisted during the quarter ended December 31, 2004, and impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the period covered by this report. As previously reported, in October 2004 we discovered a malfunction in the operation of one of the computer system procedures that we performed in September 2004 in an attempt to correct errors previously discovered in the per-item cost valuations of our finished goods inventories. We requested that our former software consultants perform a review of the failed system procedure to determine the reason for the malfunction and to recommend how we should correct the problem. The former consultants informed us that they could not determine why the system malfunctioned during the system procedure and deferred the problem to the software developers for advice. The software developers suggested that we zero out all finished goods inventory balances, reverse other pending inventory-related system procedures and re-enter finished goods inventory quantities into the system in order to correct errors caused by the system malfunction. To ensure the integrity of the finished goods inventory data within the computer system, at the end of December 2004, we performed a physical inventory of our finished goods apparel. Because of the complexity of the errors discussed above, we have not been able to re-compute the per-item weighted average costs of our numerous individual finished goods items. The standard costs of our finished goods inventories have not changed since the previous analyses were performed. Therefore, at the conclusion of our December physical inventory, we entered the quantities of finished goods inventory items, as determined by the results of the physical count, back into our computer system using their respective standard costs. After applying the recommended procedures, we compared the per-item costs of several of our finished goods inventory items with their respective standard costs and noted no discrepancies. Had we analyzed the standard cost components of all of our finished inventory items on hand at December 31, 2004, we believe that the probability of reaching a materially different conclusion is remote. Therefore, we concluded that our analyses provide reasonable assurance that our standard costs approximate the actual costs of our finished goods inventories at December 31, 2004.

The inability of our computer system to properly calculate the per-item valuations of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories and we consistently recorded adjustments to inventories as components of cost of goods sold during the periods covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the periods covered by this report. Therefore, we believe that a standard cost valuation of our finished goods inventories provides us with reasonable assurance that our report fairly presents, in all material respects, our financial condition, results of operations and cash flows.

We have not performed a detailed analysis of the inventory costing functions within the computer system since the procedures suggested by the software developers were applied and the physical inventory procedures were performed, but our former software consultants have advised us that the valuation problem caused by the system malfunction was corrected by the completion of those procedures. During our third fiscal quarter, we plan to closely monitor the costing functions within our computer system to determine whether we will be able to begin to rely upon the system to properly value our finished goods inventories without further modifications to the system functions.

As previously reported, in September 2004, we authorized our former software consultants to perform a review and analysis of the processes performed within the new computer system. The former consultants subsequently identified and adjusted certain aspects of the system in order for us to operate more efficiently, and they prepared a written analysis of the major processes that we utilize, which included certain recommendations for future system enhancements. In January 2005, we contracted with another software consultant to use the written analysis to further analyze and adjust certain of the computer system’s functionality. The new software consultants are currently evaluating other alternatives to improve functions within the system that we have requested to strengthen our internal controls with respect to our business operations, including our controls over finished goods inventories.

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

Inventories

Inventories, predominantly comprised of finished goods, are generally valued at the lower of cost or market. As discussed above in “Recent Developments,” a material weakness in our internals has caused us to value our finished goods inventories using a standard cost assumption for the last four consecutive fiscal quarters. Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. Excess finished goods inventories may have more of an adverse effect on the results of our operations than realized by other companies within the golf apparel industry. While, according to an industry-related survey, the golf apparel market in total is generally comprised of 75% men’s apparel and 25% women’s apparel, our sales for fiscal 2004 were generally comprised of 40% men’s apparel and 60% women’s apparel. Historically, a significant portion of our excess inventories have been comprised of women’s apparel, which has fewer channels of distribution than are available within the men’s apparel market.

We perform analyses on a quarterly basis to identify discontinued or aging merchandise and adjust our inventory valuation allowance to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on our disposition plans and historical experiences regarding the dispositions of excess inventories. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of discontinued or aging merchandise. In October 2004, the Company set a goal to attempt to arrange for the disposal of a majority of our prior seasons’ inventories by December 31, 2004. That goal caused us to accelerate our disposition plans and to revise our analysis with respect to the valuation of discontinued or aging inventories, accordingly. Our analysis of those excess inventories and expected methods to be used for their disposition dictated that we increase our reserve for finished goods inventory write-downs at September 30, 2004. In December 2004, we sold substantially all of our discontinued or aging merchandise to a major retailer for approximately $713,000. We sold approximately 98,000 units of women’s apparel and 36,000 units of men’s apparel in the December sale, which was comprised of essentially all of our discontinued or aging merchandise from the spring 2004 and earlier selling seasons. The goal we established for disposition of those inventories prior to December 31, 2004, may have weakened our bargaining position with respect to the amount we could recover through their disposition. Thus, after accounting for the reserve previously recorded on our finished goods inventories aged from spring 2004 and earlier, we recorded an additional loss of approximately $179,000 on the sale in December 2004.

At December 31, 2004, we improved the methods that we use to assess the recoverability of our finished goods inventories. We developed a system to better estimate the anticipated future sales of our finished goods inventories in order to better forecast inventories expected to remain at the end of a current or future distribution period. Having better information available to forecast quantities and mix of unsold inventories allows us to better estimate excess inventories expected to be on hand in a future period. Having such information also allows us to better plan marketing strategies for the sales of such inventories through existing marketing channels and to better estimate the overall recoverability of our finished goods inventories. The use of the new method at December 31, 2004, revealed that we expect to incur a significant amount of excess finished goods inventories remaining from the fall 2004 and spring 2005 selling seasons. Accordingly, we increased our reserve for inventory write-downs by $695,000 at December 31, 2004. We estimated the recoverability of the fall 2004 and spring 2005 inventories based upon our expectations for the success of future marketing plans and our historical experience regarding the disposition of such apparel. We believe that the methods we now use to identify and evaluate obsolete and aging finished goods inventories produce a fair valuation of obsolete inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded.

As discussed above in “Recent Developments,” we performed a physical count to verify the quantities of our finished goods inventories on hand at December 31, 2004. Accordingly, we reduced our finished goods inventories by $53,000. Subsequently, we performed a detailed review of our component inventories as of December 31, 2004. In the detailed review, we identified that, in certain instances, the consumption of fabric inventories was being incorrectly applied within finished goods production orders. Additionally, our review included revising our estimates regarding the recoverability of certain fabric inventories that we intend to consume in future production orders. As a result of our detailed review, we reduced our component inventories by $300,000 at December 31, 2004. We recently instructed our new software consultants to assist us with simplifying the processes we currently utilize to account for the consumption of component inventories within finished goods production orders in order to strengthen our internal controls with respect to component inventories.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carryforwards for federal and state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. Governing tax regulations require that our operating losses be carried forward for state income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. Because of the Company’s trend of net losses in the current and most recent prior years, we believe that it is more probable than not that none of our net deferred tax assets will be recovered. Therefore, we adopted a policy at June 30, 2004, to maintain a valuation allowance that effectively reduces our net deferred tax assets to zero. While we are attempting to streamline our business operations to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Therefore, because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Analyses of our accounts receivable that we performed throughout fiscal 2004 indicated an increase in the percentage of doubtful accounts. Therefore, we increased our estimates for the percentage of doubtful accounts accordingly. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2004, we established specific reserves approximating $175,000 with respect to two separate delinquent customer accounts. At December 31, 2004, our allowance for doubtful accounts was approximately $489,000, including the two specific reserves. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record an allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude the return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and, historically, a relatively small percentage of our customers refuse receipt of merchandise at the time of delivery. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating our allowance for sales returns. At December 31, 2004, our allowance for sales returns was $342,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

Allowance for Return of Sales Representative Sample Garments

Beginning with the fall 2004 selling season, we initiated a policy that granted our independent wholesale sales representatives the right to return sample garments to the Company at no charge to the sales representative. Previously, we invoiced the sales representatives for sample garments at discounted wholesale prices. Because of the right of return offered to the sales representatives with regard to sample garments, we elected to record invoiced shipments of sample garments to sales representatives in a manner consistent with consigned inventories. Beginning with the fall 2004 selling season, we included the cost of sample garments in finished goods inventories as consigned inventories and reversed the cost of sale components of the invoiced shipments. We also recorded an accounts receivable allowance and reversed the revenue effect of the sale of sample garments. The sales representative’s accounts receivable balance, the related allowance for sales representative samples and the related inventory costs are adjusted and a sale is recorded when the sales representative reimburses the Company for the cost of sample garments or the term, for which the right of return was granted, expires. Upon return of the garments to the Company, the sales representative’s accounts receivable balance and the related allowance for sales representative samples are adjusted accordingly, the corresponding revenue effect of the return is reversed, and the inventory items are returned to stock. At December 31, 2004, the Company’s allowance for returns of sales representatives sample garments was $487,000. We discontinued the policy that allowed our sales representatives to return selling samples effective with sample garments shipped for the fall 2005 selling season. Because the shipments and returns of sample garments made under the right to return policy must be tracked and adjusted manually, actual shipments and returns made in accordance with that policy may differ from our estimates.

RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for publicly-traded companies for interim or annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the quarter ended September 30, 2005. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements similar to the pro forma effects reported above.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature. Therefore, the balance sheet amounts as of December 31, 2004 may be more meaningful when compared with the balance sheet amounts as of December 31, 2003, rather than with the balance sheet amounts at June 30, 2004.

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

Our net accounts receivable decreased by $2,530,000 to $3,416,000 at December 31, 2004, from $5,946,000 at June 30, 2004. Because of the seasonal nature of the our business, the net accounts receivable balance at December 31, 2004, may be more meaningfully compared with the December 31, 2003, balance of $3,733,000, rather than with the June 30, 2004, balance. When compared with the December 31, 2003, balance, the net accounts receivable balance at December 31, 2004, decreased by $317,000, or 8%. Historically, a significant number of our customers close their business for the winter months, beginning in October or November of each year. Because many of those business owners prefer to settle their outstanding account balances prior to closing up shop for the winter, our net accounts receivable balance generally declines during our second fiscal quarter. Changes in our accounts receivable balances and related allowances provided operating cash of $2,530,000 and $986,000 for the six-month periods ended December 31, 2004 and 2003, respectively.

The balance of our inventories has declined significantly since June 30, 2004. Inventories declined by $2,672,000, or 30%, to $6,136,000 at December 31, 2004, from $8,808,000 at June 30, 2004. Because of the seasonal nature of our business, the inventories balance at December 31, 2004, may be more meaningfully compared with the balance at September 30, 2004 or at December 31, 2003, rather than with the June 30, 2004 balance. When compared with the balance at September 30, 2004, our finished goods inventories decreased by $2,691,000, or 30%, from $8,727,000. When compared with the balance at December 31, 2003, our finished goods inventories decreased by $3,342,000, or 35%, from $9,478,000. The decrease is attributable to several separate factors. In 2004, we established initiatives designed to reduce excess inventories and to set target thresholds for expected future levels of finished goods inventories. One of our initiatives reduced the number of items offered for sale in each of the SPORT HALEY and Ben Hogan® apparel collections, beginning with the spring 2005 selling season, thereby reducing inventories related to the initial purchases of finished goods items at the beginning of each season. Another initiative was enacted to identify and dispose of excess obsolete or aging finished goods inventories. As discussed above in “Critical Accounting Policies and Estimates,” during December 2004, we disposed of substantially all of our excess obsolete or aging finished goods inventories dating from the spring 2004 and earlier selling seasons. $892,000 of the decrease since September 30, 2004, relates to the December 2004 disposition. As also discussed above in “Critical Accounting Policies and Estimates,” we recently developed revised methods that we believe provide us with better information that we use to identify and value excess amounts of finished goods inventories from a current selling season. The use of the new method at December 31, 2004, revealed that we expect to incur a significant amount of excess finished goods inventories remaining from the fall 2004 and spring 2005 selling seasons. Accordingly, we increased our reserve for inventory write-downs at

December 31, 2004, resulting in a $695,000 reduction in the value of our finished goods inventories on hand at December 31, 2004. The differences between the periods in pending ocean deliveries of finished goods also contributed to the decrease. Pending ocean deliveries of finished goods were $293,000, $317,000, $360,000 and $2,501,000 at December 31, 2004, September 30, 2004, June 30, 2004, and December 31, 2003, respectively. Changes in our inventory balances provided operating cash of $2,672,000 and used operating cash of $1,650,000 for the six-month periods ended December 31, 2004 and 2003, respectively.

Our continued reliance on foreign suppliers sustains the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our predominant reliance upon foreign suppliers, and significant reliance on four separate foreign suppliers, also sustains the risk that we would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

Accounts payable and accrued expenses decreased by $558,000, or 26%, to $1,590,000 at December 31, 2004, from $2,148,000 at June 30, 2004. Because of the seasonal nature of the Company’s business, the accounts payable and accrued expenses balance at December 31, 2004, may be more meaningfully compared with the balance of $1,636,000 at December 31, 2003, rather than with the June 30, 2004, balance. The decrease of $46,000, or 3%, in current liabilities when comparing the balance at December 31, 2004, with the balance at December 31, 2003, primarily related to the differences in pending ocean deliveries of finished apparel between the periods discussed above. Included in the December 31, 2004, balance is an accrual of severance and other compensation payable to our former chief executive officer. As discussed in Note 3 and in “Item 5 Other Information,” in accordance with the terms of an executive employment agreement between the Company and the former officer, we accrued severance and other compensation of $520,000, primarily payable to executive on a monthly basis subsequent to the effective date of termination of the employment agreement on March 17, 2005.

Due to the combination of the factors discussed above, and others, during the six months ended December 31, 2004, our operating activities provided cash of $1,588,000. Comparatively, during the six months ended December 31, 2003, our operating activities used cash of $179,000.

For the six months ended December 31, 2004, investing activities provided cash of $471,000. Comparatively, for the six months ended December 31, 2003, investing activities used cash of $333,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Generally, our held-to-maturity investments consist of short-term federal agency securities. During the six months ended December 31, 2004, we expended $67,000 for the purchase of property and equipment, and $170,000 in depreciation and amortization was charged to current operations.

The Company maintains a line of credit with a commercial bank, primarily to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. The line of credit agreement expired on December 5, 2004, and we are currently negotiating with the bank for its renewal. Since the expiration date of the line of credit, the bank has continued without fail to issue letters of credit on our behalf, and we have been told by the bank representative assigned to our accounts that the bank intends to renew the agreement. Therefore, we believe, but can give no assurance, that the bank will renew the line of credit in the near future. We did not have any outstanding borrowings under the line of credit at December 31,

2004. We had outstanding letters of credit of approximately $1,758,000 at December 31, 2004. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. As of December 31, 2004, the Company was in violation of a loan covenant for this debt instrument, which requires the Company to maintain total capital of at least $18,500,000. We have spoken with the bank representative, and we believe, but can give no assurance, that the bank will issue a waiver of this breach.

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

RESULTS OF OPERATIONS

The Company’s business is seasonal in nature, and sales occurring from January through June, which comprise the Company’s third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the six months ended December 31, 2004, were $10,570,000, an increase of $1,495,000, or 16%, from net sales of $9,075,000 for the same six-month period in the prior fiscal year. We attribute the increase in net sales to factors such as the continued growth in sales of Ben Hogan® apparel collections combined with a continued decrease in sales of HALEY® branded apparel. A significant disposition of obsolete and aging finished goods inventories also contributed to the increase in sales. As discussed above in “Critical Accounting Policies and Estimates,” we recorded net sales of $713,000 relating to the disposition of finished goods inventories in December 2004. We did not record a similar significant disposition during the six months ended December 31, 2003. The decline in sales of SPORT HALEY women’s apparel and HALEY RESERVE men’s apparel has concerned us for the last several quarters. Historically, sales of our HALEY® branded apparel have been disproportionately comprised of greater sales of women’s apparel than of men’s apparel. The decline in HALEY® brand sales appears to be related to a shrinking market for women’s golf apparel combined with our inability to maintain our previous market share with respect to our HALEY RESERVE men’s apparel. As we previously reported, declining sales of our HALEY RESERVE men’s apparel caused us, in part, to decide to discontinue marketing fashion golf apparel under that label effective with the spring 2005 selling season. We began shipping spring 2005 apparel during November 2004.

Net sales of Ben Hogan® apparel collections were $2,010,000 and $1,416,000 for the fiscal quarters ended December 31, 2004 and 2003, respectively. Net sales of Ben Hogan® apparel collections were $4,709,000 and $2,471,000 for the six months ended December 31, 2004 and 2003, respectively. The increase of $594,000, or 42%, in the fiscal period and the increase of $2,238,000, or 91%, in the six-month period are indicative of our continued efforts to maximize revenues with regard to licensed apparel. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”) for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increase in sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Gross profit, as a percentage of net sales, was 9% for the quarter ended December 31, 2004, and 39% for the same quarter in the prior fiscal year. Gross profit, as a percentage of net sales, was 21% for the six-month period ended December 31, 2004, and 39% for the same six-month period in the prior fiscal year. The decrease in gross profit percentages was primarily attributable to the following factors: (i) As discussed above in “Critical Accounting Policies and Estimates,” we assessed the recoverability of our finished goods inventories using an improved method that calculates the estimated sales value based upon the quantities and mix of inventories that are available for sale, rather than an estimate based upon total units on hand. The recoverability assessment indicated that we should expect to have a considerable number of units left over at the end of the fall 2004 and spring 2005 delivery periods, and, accordingly, we increased our reserve for inventory write-downs by $695,000 at December 31, 2004. The increase was in addition to the $543,000 increase in our reserve that was recorded at September 30, 2004, and negatively impacted our gross margin for the December quarter by 16%. (ii) As discussed above in “Critical Accounting Policies and Estimates,” in December 2004, we sold substantially all of our discontinued or aging finished goods inventories from the spring 2004 and earlier selling seasons to a major retailer. Those inventories had been written down at September 30, 2004, to the net amount we expected to recover in a mass disposition of them. The disposal of closeout inventories negatively impacts our gross margins, because the valuation of such inventories to the lower of cost or market causes a zero margin relating to their sale. The actual sales price we obtained for the substantial sale to the major retailer resulted in our recording a loss of $179,000 on the sale in December 2004, which negatively impacted our margin by 6% in the December quarter. (iii) As discussed above in “Recent Developments,” in conjunction with performing procedures recommended by the developer of our software that were designed to correct a prior system malfunction, we performed a physical count of our finished goods inventories at December 31, 2004. As discussed above in “Critical Accounting Policies and Estimates,” along with the physical count we also performed a detailed review of our component inventories as of December 31, 2004. The physical inventory caused us to reduce our finished goods inventories by $53,000 and the detailed review caused us to reduce our component inventories by $300,000, which in total negatively impacted our gross margin by 8%. Without the increase in reserve for inventory write-downs, the loss on the sale of closeout inventories, the finished goods physical inventory adjustment and the adjustment to component inventories, our gross margins for the quarter and six months ended December 31, 2004 would have been 39% and 35%, respectively.

Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight-out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes certain of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We also include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Selling, general and administrative expenses increased by $615,000, or 32%, to $2,516,000 for the fiscal quarter ended December 31, 2004, from $1,901,000 for the same quarter in the prior fiscal year. Selling, general and administrative expenses increased by $1,727,000, or 45%, to $5,573,000 for the six-month period ended December 31, 2004, from $3,846,000 for the same six-month period in the prior fiscal year. The increase for the fiscal quarter was primarily due to the $520,000 in severance compensation payable to our former chief executive officer that was accrued during our fiscal quarter ended December 31,

2004, which is described above in our discussion of “Liquidity and Capital Resources.” The increase for the six-month period includes the $650,000 in severance and other compensation paid to our late Chairman’s estate during our fiscal quarter ended September 30, 2004, the $520,000 in severance and other compensation payable to our former chief executive officer, and increases in sales commissions and royalties payable on higher net sales. Sales commissions were $482,000 and $991,000 for the quarter and six months ended December 31, 2004, and were $496,000 and $872,000 for the quarter and six-month period in the prior fiscal year, respectively. Royalty expense was $152,000 and $350,000 for the quarter and six months ended December 31, 2004, and was $121,000 and $217,000 for the quarter and six-month period in the prior fiscal year, respectively. We are concerned by the trend that indicates a continuing increase in our selling, general and administrative expenses and we performed a detailed analysis of individual categories of such expenses during the end of our second fiscal quarter. We are currently evaluating our operational structure, and plan to use our evaluation as a tool to help streamline our operations further in order to reduce our operating expenses. As a percentage of net sales, selling, general and administrative expenditures were 50% and 42% for the quarters and were 53% and 42% for the six-month periods ended December 31, 2004 and 2003, respectively. Had we not recorded severance compensation for our late Chairman and former Chief Executive Officer, as a percentage of net sales, selling, general and administrative expenses would have been 40% and 42% for the quarter and six months ended December 31, 2004, respectively. As a percentage of net sales, selling, general and administrative expenses were 40% and 42% for the quarter and six months ended December 31, 2003, respectively.

Income (loss) before (provision for) benefit from income taxes for the six months ended December 31, 2004, was ($3,282,000), a difference of ($3,059,000), or 1372%, as compared with ($223,000) for the same period in the prior fiscal year. Benefit from income taxes was $0 for the six months ended December 31, 2004, a difference of ($73,000) from $73,000 for the same period in the prior fiscal year. Net loss for the three months ended December 31, 2004, was ($3,282,000), a difference of ($3,132,000), or 2088%, as compared with ($150,000) for the same period in the prior fiscal year. The difference in benefits from income taxes between the fiscal periods arose primarily because of a change in estimates between the periods with regard to the recoverability of deferred tax assets. Because of our continued trend of net losses in the 2004 and most recent prior fiscal years, at June 30, 2004, we determined that it was more probable than not that none of our net deferred tax assets would be recovered, and we increased our valuation allowance to effectively reduce our net deferred tax assets to zero. While we are attempting to streamline our business operations and to initiate other improvements to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carryforwards prior to their expirations. Therefore, during the six months ended December 31, 2004, we did not record a benefit from income taxes associated with the corresponding loss for the six-month period.

Basic earnings (loss) per share were ($0.77) and $0.01 for the quarters and were ($1.29) and ($0.06) for the six-month periods ended December 31, 2004 and 2003, respectively. Diluted earnings (loss) per share were ($0.77) and $0.00 for the quarters and ($1.29) and ($0.06) for the six month periods ended December 31, 2004 and 2003, respectively.

Our book value per share was $6.06 at December 31, 2004, $7.37 at June 30, 2004, and $8.31 at December 31, 2003.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from September 30, 2004.

Interest Rate Risk

The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement provides for interest at ½% below the bank’s prime rate. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. The line of credit agreement expired on December 5, 2004, and we are currently negotiating with the bank for its renewal. Since the expiration date of the line of credit, the bank has continued to issue letters of credit without fail on our behalf, and we have been told by the bank representative assigned to our accounts that the bank intends to renew the agreement. We did not have any outstanding borrowings under the line of credit at December 31, 2004. We had outstanding letters of credit of approximately $1,758,000 at December 31, 2004. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. Increases in the bank’s prime rate and/or a renewal at a higher rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. We do not use derivative financial instruments to manage interest rate risk.

From time to time, we maintain short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. Periodically, our cash balances held at financial institutions exceed federally insured limits.

SPORT-HALEY, INC.

ITEM 4 CONTROLS AND PROCEDURES

(a)               Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Interim Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company, required to be disclosed in this report, has been made known to management in a timely manner; and, (b) information was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

As discussed in “Recent Developments,” we consider programming and human errors and a system malfunction that had previously affected our computer system’s ability to properly compute the per-item valuations of our finished goods inventories using a weighted average costing method to be an indication of a material weakness in our internal controls over financial reporting with respect to inventory valuation throughout the period covered by this report. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventories during the period covered by this report. During the period covered by this report, we recomputed the estimated value of our finished goods inventories using a standard cost assumption. We previously performed an analysis to compare the landed cost components of our finished goods inventories with our respective standard cost components, and we performed an analysis of the allocated overhead portion of our standard costs. We concluded that valuations using a standard cost assumption yielded a fair estimation of our finished goods inventories. In December 2004, we performed certain procedures recommended by the developer of our software in order to correct errors caused by the system malfunction. In conjunction with performing the suggested procedures, we also performed a physical inventory of our finished goods apparel at December 31, 2004. The standard costs of our finished goods inventories have not changed since the analyses of such costs were performed. Therefore, at the conclusion of our December 31, 2004, physical inventory, we valued our finished goods inventories, as determined by the results of the physical count, using a standard cost assumption. Upon applying the procedures recommended by our software developers, taking the physical inventory of finished goods apparel and valuing our corresponding quantification of finished goods inventory items using a standard cost assumption, the Interim Chief Executive Officer and Chief Financial Officer believe that the procedures we applied to quantify and value our finished goods inventories at December 31, 2004, provide us with reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The material weakness, discussed above, impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the period covered by this report. Our analyses with respect to the standard cost components of our finished goods inventories caused us to conclude with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during the periods covered by this report. The inability of our computer system to properly calculate the per-item valuations of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories and we consistently recorded adjustments to inventories as components of cost of goods sold during the periods covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the periods covered by this report. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that a standard cost valuation of our finished goods inventories provides us with reasonable assurance that our report fairly presents, in all material respects, our financial condition, results of operations and cash flows.

(b)               Changes in Internal Controls

During the second quarter of fiscal 2005, we instituted two changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting: (i) As discussed in “Recent Developments,” we previously discovered a malfunction in the operation of one of our computer system procedures with respect to finished goods inventory valuations that was referred to the software developers for advice. The software developers recommended zeroing out and then re-entering all finished goods inventories and related pending transactions to correct the problem. We performed the suggested procedures in conjunction with a physical inventory at December 31, 2004, and have been advised by our former software consultants that the valuation problem caused by the system malfunction has now been corrected. After applying the recommended procedures, we compared the per-item costs of several of our finished goods inventory items with their respective standard costs and noted no discrepancies. We plan to closely monitor the costing functions within our computer system to determine whether we will be able to begin to rely upon the system to properly value our finished goods inventories without further modifications to the system functions. (ii) As discussed in “Critical Accounting Policies and Estimates,” at December 31, 2004, we improved the methods that we use to assess the recoverability of our finished goods inventories. We developed a system to help us better forecast finished goods inventories expected to remain at the end of a selling season, which allows us to better estimate the recoverability of finished goods inventories, thereby strengthening our controls with respect to inventory valuation.

The Company’s management, including the Interim Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While the Company’s control systems provide a reasonable assurance level, the design of its control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado (the “Action”) against Sport-Haley, its late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of the Company’s former auditors to the Action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for our fiscal years 2000, 1999 and 1998. The complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company’s violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the Action has concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, agreed to indemnify Mr. Tomlinson and Mr. Auger, and we have advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the Action by the Defendants are covered by our applicable liability insurance, subject to a retention amount, which has been satisfied, and other limitations. After Mr. Tomlinson’s death in September 2004, the Commission advised his counsel that it would dismiss Mr. Tomlinson from the case and would not seek any relief against Mr. Tomlinson’s estate. However, the Commission has not yet dismissed Mr. Tomlinson from the action. The Defendants intend to vigorously defend the Commission’s allegations, which the Defendants believe are without merit. Based upon the information that is currently available, we cannot reasonably estimate the amount of unrecoverable future costs that we will incur defending the Action. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that we might be required to pay could negatively impact our financial position and the results of our operations.

As of December 31, 2004, we had cumulatively incurred approximately $915,000 in potentially recoverable costs related to the restatements of our financial statements and material quarterly information, the investigation by the Commission and a class action lawsuit that has been settled. The policy retention for such costs has been satisfied, and one of our insurance carriers had reimbursed us $289,000 as of December 31, 2004, of which $85,000 was received during the six months ended December 31, 2004. Amounts recovered from our insurance carriers are generally offset against other related legal expenses in the period in which they are recovered. However, amounts recovered from our insurance carriers are generally included in other income to the extent that such recovery exceeds legal expenses for related matters incurred in the period in which the recovery is received. For the six months ended December 31, 2004, we offset $53,000 in related legal expenses and recorded $32,000 in other income with respect to reimbursements received during that period. Subsequent to December 31, 2004, one of our insurance carriers reimbursed us an additional $68,000.

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

ITEM 5      OTHER INFORMATION

As previously reported, in October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Kevin M. Tomlinson, our Chief Executive Officer, President and Director, beyond the end of the term of the agreement on March 17, 2005. The Board and Mr. Tomlinson agreed that he would continue to act as Chief Executive Officer and President until a new or interim chief executive officer was appointed or the end of the term of his employment agreement, whichever occurred first. In accordance with the resolution, Mr. Tomlinson was to continue to serve as a Director.

On October 29, 2004, our Board of Directors appointed Donald W. Jewell, our Senior Vice President, to act as our Interim Chief Executive Officer until a permanent chief executive officer is appointed. Accordingly, Mr. Jewell assumed the position of Interim Chief Executive Officer and Mr. Tomlinson stepped down from his duties as Chief Executive Officer and President. In November 2004, Mr. Tomlinson resigned as a Director. In January 2005, Mr. Jewell entered into an employment agreement, effective November 1, 2004, to serve as Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions. The agreement provides for salary of $50,000 per year in addition to the salary Mr. Jewell is entitled to receive under his employment agreement for serving as Senior Vice President, in which capacity he will continue to serve. Once a permanent Chief Executive Officer is appointed, we expect that Mr. Jewell will remain with us as our Senior Vice President.

The terms of an executive employment agreement with Mr. Tomlinson require the payment of severance and other compensation as a result of the Company’s non-renewal of the agreement, as described above. Under the terms of the agreement, Mr. Tomlinson is entitled to severance compensation for a term of 36 months equal to his salary and incentive bonus payments as shall have been paid to him during the most recent twelve-month period. In addition, the agreement provides for Mr. Tomlinson’s participation in all employee benefit plans, during the time he is receiving severance compensation, and for reimbursement from the Company for legal expenses Mr. Tomlinson incurred with respect to exercising his right to obtain professional counsel regarding termination of the contract. We estimated the severance and other compensation due to Mr. Tomlinson upon the expiration of his employment contract and reimbursement for legal fees. Accordingly, we recorded the severance and other compensation estimate of $520,000 during the quarter ended December 31, 2004.

In December 2004, effective December 1, 2004, we entered into an amendment to the employment agreement with Patrick W. Hurley, our Chief Financial Officer. The amended agreement increases Mr. Hurley’s annual salary to $110,000 and amends the provisions of his prior agreement, which otherwise continue to apply, regarding termination by the executive without cause.

In December 2004, effective January 1, 2005, we entered into an amended employment agreement with Mark Maley to continue to serve as our Vice President – Sales. The amended agreement provides for a term of one year, with automatic extensions of one year unless terminated earlier. The amendment provides for additional compensation in the form of an override commission of 0.2% on the Company’s gross annualized sales (excluding discounted sales of more than 50% from original suggested wholesale prices), returns and credits.

In December 2004, effective December 20, 2004, we entered into an employment agreement with Barry L. Hyman to serve as our Regional Sales Manager. The employment agreement provides for a term of one year, subject to automatic one-year extensions unless otherwise terminated, at an annual salary of $95,000, plus an override commission of 0.2% on the Company’s gross annualized sales (excluding discounted sales of more than 50% from original suggested wholesale prices), returns and credits.

In December 2004, effective December 20, 2004, we entered into an employment agreement with George E. Tomlinson to serve as our Director – Operations and Production. Mr. Tomlinson has served the Company substantially in that position for more than a year, but without a written employment agreement. The employment agreement provides for a term of one year, subject to automatic one-year extensions unless otherwise terminated, at an annual salary of $95,000.

ITEM 6      EXHIBITS

Exhibit 10.1 – Amendment to Executive Employment Agreement of Patrick W. Hurley, effective December 1, 2004

Exhibit 10.2 – Letter agreement amending Executive Employment Agreement of Donald W. Jewell, effective November 1, 2004

Exhibit 10.3 – Executive Employment Agreement between the Company and Mark Maley, effective January 1, 2005

Exhibit 10.4 – Employment Agreement between the Company and George E. Tomlinson, effective December 20, 2004

Exhibit 10.5 – Employment Agreement between the Company and Barry L. Hyman, effective December 20, 2004

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

SPORT-HALEY, INC.
(Registrant)

Date: February 22, 2005	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)