Form 10-K/A
period 2004-06-30
SPORT HALEY INC
filed 2005-02-25
CIK 892653

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on October 13, 2004 (the "Original Filing"), is being filed to make changes to Part II, Item 9A, Controls and Procedures, and Part IV, Financial Statements, Note 1 and Note 7. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain a currently-dated certifications from the Company's Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01 and 32.01. This Amendment No. 1 contains no certification of the Company's Chief Financial Officer because the Chief Financial Officer during the period covered by this report stepped down as Chief Executive Officer and President in October 2004. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2004 (which was filed with the SEC on February 22, 2005) and March 31, 2005.

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

        The following table presents the suggested retail price ranges for various HALEY® apparel items:

HALEY® Men's Apparel	Suggested Retail Price Range	HALEY® Women's Apparel	Suggested Retail Price Range
Shirts	$26 – $59	Tops	$48 – $75
Shorts	$48	Shorts	$64 – $69
Pants	$59	Pants	$72 – $79
Pullovers/Vests	$35 – $59	Sweaters	$22 – $89
Elements Outerwear	$38 – $58	Elements Outerwear	$38 – $148

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

        The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan® Men's Apparel	Suggested Retail Price Range
Shirts	$70 – $124
Shorts	$68 – $75
Pants	$96 – $124
Pullovers/Vests	$22 – $76
Outerwear	$94 – $974

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

        Sport-Haley periodically advertises the availability of HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. The Company also expends a portion of its advertising budget to support the sales activities of its networks of independent sales representatives. International distributors provide and pay for advertising in their respective geographic territories. In accordance with its licensing agreement with Sport-Haley, Callaway Golf Company also advertises Ben Hogan® apparel in golf trade industry publications and through other golf marketing channels.

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

Interest Rate Risk

        Sport-Haley maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement provides for interest at % below the bank's prime rate. The agreement provides for a maximum loan amount of $9,000,000 to Sport-Haley collateralized by a lien on substantially all of the Company's assets. The Company generally maintains the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. The Company did not have any outstanding borrowings the line of credit at June 30, 2004. The Company had outstanding letters of credit of approximately $2,665,000 at June 30, 2004. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. Increases in the bank's prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company, required to be disclosed in this report, has been made known to management in a timely manner; and (b) information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

            As discussed in "Management Information Systems and Inventory Management," we consider the programming and human computational errors concerning our computer system's ability to properly compute the per-item valuations of our finished goods inventories using a weighted average costing method to be a material weakness in our internals control over financial reporting with respect to inventory valuation during the period covered by this report. This material weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventories during the period covered by this report. During the period covered by this report, we performed an analysis to compare the landed cost components of our finished goods inventories with our respective standard cost components, and we performed an analysis of the allocated overhead portion of our standard costs. We concluded that valuations using a standard cost assumption yielded a fair estimation of our finished goods inventories. Therefore, we recomputed the estimated value of our finished goods inventories at June 30, 2004 using a standard cost assumption. The Interim Chief Executive Officer and the Chief Financial Officer believe that the procedures we applied to value our finished goods inventories at June 30, 2004 provide us with reasonable assurance that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

            The material weakness, discussed above, impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the period covered by this report. Our analyses with respect to the standard cost components of our finished goods inventories caused us to conclude with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during the period covered by this report. The inability of our computer system to properly calculate the per-item valuation of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories and we consistently recorded adjustments to inventories as components of cost of goods sold during the period covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the period covered by this report. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that a standard cost valuation of our finished goods inventories provides us with reasonable assurance that our report fairly states, in all material respects, our financial condition, results of operations and cash flows.

  (b)
  Changes in Internal Control Over Financial Reporting. During the last quarter of fiscal 2004, the following changes occurred in Sport-Haley's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting: Certain difficulties which were encountered during the third fiscal quarter relating to the implementation of the Company's new software system continued during the fourth fiscal quarter. The implementation difficulties, encountered in the third fiscal quarter, affected internal controls with respect to the recording of sales and the valuations of inventories and current liabilities. During the third fiscal quarter, management enhanced the software system controls, refined its shipping procedures and retrained certain distribution department employees to ensure accuracy when recording sales transactions, and the software programming was corrected and accounting and production department employees were given further training to ensure that system controls with respect to the valuations of inventories and current liabilities are operating properly.

            Subsequent to the end of fiscal 2004, management discovered additional human errors that were continuing to affect the computer system's valuation of the Company's finished goods inventories. Due to the complexity of the transactions recorded within the computer system with regard to inventory purchasing and the human errors discovered, management was not able to specifically quantify the financial effects at March 31 or June 30, 2004, of the errors discovered with regard to inventory purchasing. Therefore, management recomputed the estimated value of its finished goods inventories at March 31 and June 30, 2004, using a standard cost assumption. Management prepared an analysis to compare actual costs of its finished goods inventories with its standard costs and believes the standard cost assumption yielded a fair estimation of the Company's finished goods inventories at March 31 and June 30, 2004. The computer system was designed to enhance internal controls with respect to inventory valuation. However, programming and human errors have caused the system to incorrectly compute inventory valuations. The Company's management considers the errors that have been allowed to occur an indication of a material weakness in its internal controls over financial reporting with respect to inventory valuation as of June 30, 2004. Management also believes that the system controls with respect to inventory purchasing have been substantially corrected and that those controls are now functioning as they were originally intended.

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

        In October 2004, the Board of Directors approved certain amendments to the Company's Bylaws which abolish the former officer position of Chairman and establish a new non-officer and non-employee position entitled "Chairman of the Board," which is appointed by the Board of Directors. The Board appointed Ronald J. Norick, a current Director, to act as Chairman of the Board. In October 2004, the Company issued a press release announcing the appointment of Mr. Norick and explaining the newly-created position of Chairman of the Board. In October 2004, the Board of Directors also approved reducing the number of Directors from six to five.

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

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Securities underlying Options/SARs(#)	All Other Compensation
		Salary	Bonus
Robert G. Tomlinson, Chairman of the Board	2004 2003 2002	$170,000 170,000 170,000	-0- -0- -0-	-0- -0- -0-	$148 1,783 2,249	(2) (1) (1)
Kevin M. Tomlinson, Chief Executive Officer	2004 2003 2002	160,000 160,000 160,000	-0- -0- -0-	-0- -0- -0-	2,148 2,148 1,941	(1) (1) (1)
Robert W. Haley, President	2004 2003 2002	150,000 150,000 150,000	-0- -0- -0-	-0- -0- -0-	2,023 2,033 999	(1) (1) (1)
Donald W. Jewell, Senior Vice President	2004 2003 2002	144,616 130,000 100,571	-0- -0- -0-	-0- -0- -0-	1,956 937 937	(1) (1) (1)
Catherine B Blair, Vice President — Merchandising Design	2004	99,903	-0-	-0-	1,397	(1)
Mark Maley, Vice President — Sales(3)	2004	118,462	-0-	-0-	894	(1)

(1)
Comprised of contributions by Sport-Haley to the Named Officer's 401(k) account and term life insurance premiums.

(2)
Comprised solely of term life insurance premiums.

(3)
Mark Maley was appointed Vice President—Sales effective January 1, 2004.

Fiscal Year-End Options/Option Values Table.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End			Value of Unexercised In-the-Money(1) Options/SARs at Fiscal Year-End(2)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable		Unexercisable	Exercisable	Unexercisable
Robert G. Tomlinson	-0-	-0-	83,334		66,666	$163,918	$142,832
Kevin M. Tomlinson	-0-	-0-	108,333		91,667	206,333	192,667
Robert W. Haley	75,000	136,500	75,000	(3)	-0-	-0-	-0-
Donald W. Jewell	-0-	-0-	33,334		16,666	56,668	28,332
Catherine B. Blair	-0-	-0-	38,333		11,667	68,666	19,334

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

	(a)		(b)		(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,097,015	(1)	$3.66	(2)	0	(3)
Equity compensation plans not approved by security holders	0		—		0
Total	1,097,015		$3.66		0

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
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  (2)
  Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

Exhibit No.	Document
*/ 3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley as filed on March 7, 1994 with the Secretary of State of the State of Colorado.
— 3.2.3	Amended and Restated By-laws of Sport-Haley as adopted January 10, 1996.
x* 3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, adopted March 15, 2002.
@@ 3.2.5	Amendment to Amended and Restated Bylaws of Sport-Haley, effective October 1, 2004.
*/ 4.1	Form of Specimen Certificate for Common Stock of Sport-Haley.
# 10.1.3	1993 Stock Option Plan, effective March 1993, as amended.
x 10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.
III 10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley.
xx 10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley.
x 10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley.
x 10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley.
## 10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley.
## 10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.
@ 10.2.9	Employment Agreement, dated January 1, 2004, by and between Mark Maley and Sport-Haley.
x 10.2.11	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.
II 10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association, Sport-Haley and B&L Sportswear, Inc.
## 10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]

x* 10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.
__ 10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]
++ 10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.
x* 10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.
+ 10.4.4	Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and Sport-Haley.
** 10.4.5	Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.
*/ 10.5	Form of Independent Sales Representative Agreement.
+ 10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.
— 10.10	Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.
*#_ 14.1	Code of Ethics for Senior Financial Officers.
@@ 14.2	Code of Conduct and Ethics for Directors, Officers and Employees.
*** 31.1	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
*** 32.1	Certification of Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
*** 99.1	Press Release, Dated October 11, 2004, Announcing the Appointment of Ronald J. Norick to the Newly-Created Position of Chairman of the Board

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

*#
Incorporated by reference from Sport-Haley's Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)

@
Incorporated by reference from Sport-Haley's Form 10-Q filed on May 24, 2004 (File No. 033-74876-D)

@@
Incorporated by reference from Sport-Haley's Form 10-K filed on October 13, 2004 (File No. 033-74876-D)

***
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.
February 25, 2005	By:	/s/ PATRICK W. HURLEY Patrick W. Hurley, Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK W. HURLEY Patrick W. Hurley	Chief Financial Officer, Secretary, Treasurer and Controller	February 25, 2005
/s/ MARK J. STEVENSON Mark J. Stevenson	Director	February 25, 2005
/s/ RONALD J. NORICK Ronald J. Norick	Director and Chairman of the Board	February 25, 2005
/s/ JAMES H. EVEREST James H. Everest	Director	February 25, 2005
/s/ JAMES R. TENBROOK James R. TenBrook	Director	February 25, 2005

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

        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest	—	2.2%	3.5%–4.4%
Expected life	—	3 years	3 years
Expected volatility	—	46.0%	46.1%
Expected dividend	—	—	—

        The Plan expired by its terms in February 2003. Accordingly, no options were granted in 2004. The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

        Segments—The Company has one segment: designing, purchasing, contracting for the manufacture of and marketing women's and men's fashion golf apparel and outerwear. The information for this segment is the information used by the Company's chief decision maker to evaluate operating performance.

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

7.     INCOME TAXES:

        The differences between the U.S. Federal statutory rate and the Company's effective rate are as follows at June 30:

	2004	2003	2002
U.S. Federal statutory rate	$(743,000)	$(194,000)	$(764,000)
State income taxes	(68,000)	(28,000)	(118,000)
Change in deferred tax valuation allowance	1,377,000	35,000	(135,000)
Permanent differences from liquidation of B&L	—	—	(358,000)
Permanent differences and other	180,000	7,000	(8,000)

Total current and deferred tax expense (benefit)	$746,000	$(180,000)	$(1,383,000)

        The components of income tax expense (benefits) are as follows at June 30:

	2004	2003	2002
Federal	$—	$(14,000)	$(1,131,000)
State	—	4,000	2,000
Deferred	746,000	(170,000)	(254,000)

	$746,000	$(180,000)	$(1,383,000)

        The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2004		2003
	Current	Long- Term	Current	Long- Term
Deferred tax liability	$—	$—	$—	$(127,000)
Deferred tax asset	441,000	1,083,000	529,000	491,000

Net deferred tax asset before valuation allowance	441,000	1,083,000	529,000	364,000
Valuation allowance	(441,000)	(1,083,000)	—	(147,000)

	$—	$—	$529,000	$217,000

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2004			2003
	Temporary Difference	Current	Long- Term	Temporary Difference	Current	Long- Term
Allowance for doubtful accounts	$454,000	$168,000	$—	$316,000	$117,000	$—
Reserve for sales returns	342,000	127,000	—	226,000	84,000	—
Prepaid expenses	207,000	76,000	—	413,000	153,000	—
Accrued vacation	101,000	37,000	—	89,000	33,000	—
Accumulated depreciation and impairment	19,000	—	7,000	342,000	—	(127,000)
Stock options	610,000	—	226,000	485,000	—	180,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventories	88,000	33,000	—	60,000	22,000	—
Federal net operating losses	1,631,000	—	554,000	319,000	120,000	—
State net operating losses	4,507,000	—	209,000	4,835,000	—	224,000

Net deferred tax asset before valuation allowance		441,000	1,083,000		529,000	364,000
Valuation allowance		(441,000)	(1,083,000)		—	(147,000)

		$—	$—		$529,000	$217,000

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

        Activity under the Company's Plan is set forth below:

	Employees			Non-Employees
Option Balances	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
June 30, 2001	435,001	$6.48	$3.00 – $10.63	82,380	$6.74	$2.50 – $9.78
Granted	548,000	$3.36	$3.00 – $3.60	7,000	$3.00	$3.00
Canceled	(88,500)	$6.92	$3.00 – $8.63	(4,923)	$7.75	$7.75

June 30, 2002	894,501	$4.44	$3.00 – $8.63	84,457	$6.37	$2.50 – $9.78
Granted	400,000	$2.71	$2.71	—	—	—
Canceled	(99,501)	$8.63	$8.63	(1,760)	$2.50	$2.50

June 30, 2003	1,195,000	$3.50	$2.71 – $8.63	82,697	$6.45	$2.50 – $9.78
Exercised	(80,667)	$3.01	$3.00 – $3.60	—	—	—
Canceled	(84,333)	$4.53	$3.00 – $8.50	(15,682)	$3.65	$2.50 – $7.50

June 30, 2004	1,030,000	$3.44	$2.71 – $8.63	67,015	$7.11	$3.00 – $9.78

        Options vest as follows:

	Employees			Non-Employees
Vesting	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Vested as of
June 30, 2004	614,335	$3.78	$2.71 – $8.63	64,682	$7.26	$3.00 – $9.78
Vested during
2005	282,333	$3.03	$2.71 – $3.60	2,333	$3.00	$3.00
2006	133,332	$2.71	$2.71	—	—	—

Totals	1,030,000	$3.44	$2.71 – $8.63	67,015	$7.11	$3.00 – $9.78

        If not exercised earlier, options outstanding as of June 30, 2004 will expire as follows:

	Employees			Non-Employees
Expiration	Number of Options	Weighted Average Exercise Price	Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Range of Exercise Price
Expiring during
2005	—	—	—	13,515	$7.75	$7.75
2006	—	—	—	10,000	$9.25	$9.25
2007	75,000	$8.63	$8.63	10,000	$7.56	$6.50 – $8.63
2008	—	—	—	7,500	$8.63	$8.63
2009	—	—	—	9,000	$9.78	$9.78
2010	108,000	$3.00	$3.00	—	—	—
2011	—	—	—	10,000	$3.00	$3.00
2012	447,000	$3.32	$3.00 – $3.60	7,000	$3.00	$3.00
2013	400,000	$2.71	$2.71	—	—	—

Totals	1,030,000	$3.44	$2.71 – $8.63	67,015	$7.11	$3.00 – $9.78

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

(1)
Written-off of uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.
(2)
Actual sales returns.
(3)
Changes in allowance relating to sales and dispositions of inventories previously written down.

QuickLinks

EXPLANATORY NOTE
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
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SPORT-HALEY, INC. CONSOLIDATED BALANCE SHEETS
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SPORT-HALEY, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SPORT-HALEY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SPORT-HALEY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II SPORT-HALEY, INC. VALUATION AND QUALIFYING ACCOUNTS