Form 10-Q/A
period 2004-09-30
SPORT HALEY INC
filed 2005-02-25
CIK 892653

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 1-12888

SPORT-HALEY, INC.
(Exact name of small business issuer as specified in its charter)

COLORADO (State of other jurisdiction of incorporation or organization)	84-1111669 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☐    No ☒

        Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at November 15, 2004 2,545,252

TABLE OF CONTENTS

Explanatory Note
PART 1—FINANCIAL INFORMATION (UNAUDITED)
ITEM 1	FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS
SIGNATURES
CERTIFICATIONS

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on November 19, 2004 (the "Original Filing"), is being filed to make changes to Part I, Item 4, Controls and Procedures and Part I, Item 1, Financial Statements, Note 1. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain a currently-dated certification from the Company's Chief Financial Officer and Interim Chief Executive Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Financial Officer and Interim Chief Executive Officer are attached to this Form 10-Q/A as Exhibits 31.01 and 32.01. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2004 (which was filed with the SEC on February 22, 2005) and March 31, 2005.

SPORT-HALEY, INC.

BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$4,661,000	$3,890,000
Marketable securities	—	539,000
Accounts receivable, net of allowances of $1,354,000 and $542,000, respectively	4,243,000	5,946,000
Inventories	8,827,000	8,808,000
Prepaid expenses and other	432,000	468,000

Total current assets	18,163,000	19,651,000
Property and equipment, net	1,038,000	1,107,000
Other assets	13,000	13,000

	$19,214,000	$20,771,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,064,000	$1,461,000
Accrued commissions payable	271,000	272,000
Accrued payroll	112,000	197,000
Other	341,000	218,000

Total current liabilities	1,788,000	2,148,000

Commitments and Contingencies (Note 3)
Shareholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,545,252 and 2,444,585 shares issued and outstanding, respectively	10,189,000	10,126,000
Additional paid-in capital	1,543,000	1,527,000
Retained earnings	5,694,000	6,970,000

Total shareholders' equity	17,426,000	18,623,000

	$19,214,000	$20,771,000

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

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

        Condensed Financial Statements—The unaudited financial statements included herein have been prepared by Sport-Haley, Inc. (the "Company"), in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended September 30, 2004 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2004, included in the Company's filing on Form 10-K.

        Segments—The Company has one operating segment: designing, purchasing, contracting for the manufacture of and marketing women's and men's fashion golf apparel and outerwear. The information for this segment is the information used by the Company's chief decision maker to evaluate operating performance.

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

        In September 2004, the Company's Chairman died. The employment agreement between the Company and the Chairman entitled the Chairman's estate to receive, as a death benefit, severance compensation in a lump sum amount equal to three times the annual salary and bonus paid to the Chairman in the twelve months preceding his death. The late Chairman received salary of $170,000 over the previous year and no bonus. A dispute with the Chairman's estate ensued concerning the amount of severance and other matters relating to the Chairman's employment agreement. The Chairman's estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with the Chairman's estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement for this matter, the Company paid the lump sum amount of $650,000 to the Chairman's estate in October 2004. Accordingly, the Company recorded compensation expense in the amount of $650,000 during the fiscal quarter ended September 30, 2004.

NOTE 4 REPURCHASE OF COMMON STOCK

        As of September 30, 2004, the Company's Board of Directors had authorized the repurchase of up to 2,820,000 shares of the Company's issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The Company has no commitment to repurchase all or any portion of the shares. All shares repurchased by the Company are required to be canceled and returned to the status of authorized but unissued common stock.

        From the inception of the repurchase plan through September 30, 2004, the Company had repurchased a total of 2,512,800 shares of its common stock at a cumulative cost of $13,488,000. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2004.

NOTE 5 STOCK-BASED COMPENSATION

        The Company's Stock Option Plan (the "Plan") expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee's employment (or other relationship with the Company) or expiration by their terms. At September 30, 2004, there were outstanding options to purchase 1,074,515 shares of the Company's common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between March 2005 and January 2013.

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the intrinsic value method, compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

        If the Company had accounted for stock-based compensation using the fair value method rather than the intrinsic value method, the pro forma amounts of the Company's net loss and loss per common share would have been reported as follows:

	Three Months Ended September 30,
	2004	2003
Net loss—as reported	$(1,276,000)	$(161,000)
Effect of employee stock-based compensation included in reported net loss	16,000	19,000
Effect of employee stock-based compensation per SFAS 123	(106,000)	(66,000)

Net loss applicable to common stock—pro forma	$(1,366,000)	$(208,000)

Basic and Diluted:
Loss per share—as reported	$(0.52)	$(0.07)
Per share effect of employee stock-based compensation included in reported net loss	0.00	0.01
Per share effect of employee stock-based compensation per SFAS 123	(0.04)	(0.03)

Loss per share applicable to common stock—pro forma	$(0.56)	$(0.09)

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

        Due to the Company's net losses, all options were antidilutive and therefore excluded from the loss per share calculations.

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. The Company's financial condition and the results of its operations will depend on a number of factors, including, but not limited to, the following: our ability to control costs and expenses; our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; risks associated with the trend of increasing sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; relations with and performance of suppliers; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; political and international trade relations; changes in international trade quota systems for apparel; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; timely performance of third parties, such as freight forwarders, including risks of labor disputes and/or labor strikes; changes in product mix; inventory risks due to shifts in market and/or price erosion of purchased apparel; lost or reduced manufacturing capacity of significant suppliers; loss or delay of shipments from foreign suppliers; access to capital; maintaining satisfactory relationships with commercial banking institutions; and, establishing controls with regard to and maintaining the integrity of technology and information systems. Additional information on these and other factors that could affect the Company's financial results is included in the discussion below and in the Company's Form 10-K for the year ended June 30, 2004. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission ("SEC") filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

        All references to fiscal years are references to the Company's fiscal year, which ends on June 30.

OVERVIEW

        Sport-Haley, Inc. designs, purchases, contracts for the manufacture of and markets quality men's and women's fashion golf apparel and outerwear under the HALEY® label and premium men's apparel under the Ben Hogan® label. HALEY® fashion golf apparel, known for its innovative design, quality fabrics, generous fit and classic style, is primarily marketed in the premium and mid-priced markets through a network of independent sales representatives and distributors to golf professional shops, country clubs and resorts across the United States and internationally. Ben Hogan® apparel is primarily marketed to elite golf professional shops, upscale resorts and exclusive department stores within the United States and by certain international distributors. The Company distributes Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company.

        The Company is represented by a network of independent wholesale sales representatives and employs a vice-president of sales and two regional sales managers, each with responsibilities for both of the Company's branded labels of apparel. Most of the independent wholesale sales representatives solicit sales of both HALEY® and Ben Hogan® apparel on behalf of the Company.

        We believe that our sales on the more mature HALEY® brand have been negatively affected by the economic conditions and other market factors faced by our customers in the golf industry. Per conversations with a few of the Company's long-time customers, golf professional shops are currently placing less of an importance on stocking women's golf apparel collections. A decline in the market for women's fashion golf apparel can affect us more than other companies in the golf apparel industry, because, while, according to a recent industry-related survey, the golf apparel market is basically comprised of 75% men's apparel and 25% women's apparel, historically, sales of HALEY® apparel have typically been comprised of 30% men's apparel and 70% women's apparel.

        The Company continues to focus on stabilizing revenues associated with the HALEY® brand and growth of revenues associated with the Ben Hogan® brand. We recently discontinued marketing HALEY® men's fashion apparel, in part, because we believe that there are natural synergies common to Ben Hogan® men's fashion apparel and HALEY® women's fashion apparel. By marketing HALEY® women's apparel in conjunction with Ben Hogan® men's apparel, we are attempting to maintain our market share with current women's apparel customers and expect to expand the distribution channels for fashion women's apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men's apparel.

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

        Previously, we reported that we discovered programming and human errors that had affected the system's ability to properly compute the valuation of our finished goods inventories. The computer system was designed and tailored to account for our finished goods inventories using a weighted average cost method. Due to the complexity of the transactions recorded within the functions of the computer system and various human errors that we discovered, we were not able to specifically quantify the financial effects at March 31 or June 30, 2004, with regard to errors recorded in the system that affected the per item cost valuations of our finished goods inventories. Therefore, we recomputed the estimated value of our finished goods inventories at March 31 and June 30, 2004, using a standard cost assumption. We performed an analysis to compare actual landed costs of our finished goods inventories with their respective standard costs, and we believe that the standard cost valuations calculated at March 31 and June 30, 2004, yielded fair estimations of our finished goods inventories at those dates.

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

        The malfunction affected the computer system's ability to accurately compute per item valuations of certain of our finished goods inventories. Therefore, at September 30, 2004, we computed the estimated value of our finished goods inventories using a standard cost assumption. Because of the analysis we performed in September 2004 to compare actual landed costs of our finished goods inventories with their respective standard costs as of June 30, 2004, we believe that the standard cost valuation calculated at September 30, 2004, yielded a fair estimation of our finished goods inventories at that date.

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

        As previously reported, in September 2004, we authorized the software consultants to perform a review and analysis of the processes performed within the new computer system. The consultants subsequently identified and adjusted certain aspects of the system in order for us to operate more efficiently, and the consultants prepared a written analysis of the major processes that we utilize, which included certain recommendations for future system enhancements. We plan to use the consultants' written analysis and recommendations to plan and coordinate the retraining of our management and employees as soon as administratively feasible, thereby strengthening our internal controls with respect to our business operations, including our controls with respect to finished goods inventories.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of our significant accounting policies can be found in the Notes to our Consolidated Financial Statements included in our Report on 10-K for the year ended June 30, 2004, which was filed with the SEC on October 13, 2004. The estimates used by management are based upon the Company's historical experiences combined with our understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

        Inventories, predominantly comprised of finished goods, are valued at the lower of cost or market. Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons' finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. Excess finished goods inventories may have more of an adverse effect on the results of our operations than realized by other companies within the golf apparel industry. While, according to a recent industry-related survey, the golf apparel market in total is generally comprised of 75% men's apparel and 25% women's apparel, our sales for fiscal 2004 were generally comprised of 60% men's apparel and 40% women's apparel. A significant portion of our excess inventories are comprised of women's apparel, which has a much smaller distribution market than for men's apparel.

        We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our inventory valuation allowance to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on our disposition plans and historical experiences. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of discontinued or aging merchandise. We have a significant amount of prior seasons' finished goods inventories, and, in October 2004, the Company set a goal to attempt to arrange for the disposal of a majority of our prior seasons' inventories by December 31, 2004. This goal caused us to accelerate our disposition plans and to revise our analysis with respect to the valuation of discontinued or aging inventories, accordingly. Therefore, as of September 30, 2004, we recorded finished goods inventories write-downs of $543,000. We believe that our processes produce a fair valuation of obsolete inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded.

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

        We record an allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude the return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and, historically, a relatively small percentage of our customers refuse receipt of merchandise at the time of delivery. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating our allowance for sales returns. At September 30, 2004, our allowance for sales returns was approximately $342,000. Beginning with the fall 2004 selling season, the Company began offering its independent wholesale sales representatives the right to return sample garments to the Company at no charge to the sales representative. Previously, the Company invoiced the sales representatives for sample garments at discounted wholesale prices. Because of the right of return offered to the sales representatives with regard to sample garments, we elected to record invoiced sales of sample garments to sales representatives in a manner consistent with consigned inventories. Therefore, beginning with the fall 2004 selling season, we include the cost of sample garments in finished goods inventories as consigned inventories and record an allowance to completely offset the revenue effect of the sale of sample garments. The sales representative's accounts receivable balance, the related allowance for sales representative samples and the related inventory costs are adjusted when either the sales representative reimburses the Company for the cost of sample garments or the garments are returned to the Company. At September 30, 2004, the Company's allowance for returns of sales representatives sample garments was approximately $561,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from management's estimates.

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

        The balances of our inventories have remained relatively the same since June 30, 2004. As discussed in "Recent Developments" above, we recomputed the valuation of our finished goods inventories at September 30, 2004, using a standard cost assumption. Because of the seasonal nature of our business, the inventories balance at September 30, 2004, may be more meaningfully compared with the balance at September 30, 2003, rather than with the June 30, 2004 balance. Our finished goods inventory levels generally increase during our first fiscal quarter, because we generally receive a large percentage of our initial orders for the following spring seasons' merchandise by September 30 each year. We generally begin shipping spring season merchandise in November of each year. When compared with the balance at September 30, 2003, our finished goods inventories decreased by $420,000, or 5%, to $8,512,000 at September 30, 2004, from $8,932,000. The decrease is primarily attributable to the $543,000 adjustment to our allowance for inventory obsolescence that we recorded at September 30, 2004, combined with the difference between the periods in pending ocean deliveries of finished goods. Pending ocean deliveries of finished goods approximated $317,000 at September 30, 2004, and $1,488,000 at September 30, 2003, respectively. Changes in our inventory balances used operating cash of $550,000 and $1,596,000 for the fiscal quarters ended September 30, 2004 and 2003, respectively.

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

        Accounts payable and accrued expenses decreased by $360,000 to $1,788,000 at September 30, 2004, from $2,148,000 at June 30, 2004. Because of the seasonal nature of the Company's business, the accounts payable and accrued expenses balance at September 30, 2004, may be more meaningfully compared with the balance of $1,365,000 at September 30, 2003, rather than with the June 30, 2004, balance. The increase of $423,000 in current liabilities when comparing the balance at September 30, 2004, with the balance at September 30, 2003, primarily related to the accrual of severance and other compensation payable to the estate of our deceased Chairman. As previously reported, in accordance with the terms of a settlement agreement, we paid the lump sum of $650,000 to the Chairman's estate in October 2004. Accordingly, we recorded compensation expense in the amount of $650,000 during our fiscal quarter ended September 30, 2004.

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

        We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2005. We also have alternative sources of financing, including the factoring of customer accounts receivable. Although they are available to the Company, we do not anticipate using alternative sources of financing during the remainder of fiscal 2005. However, our capital needs will depend on many factors, including the Company's growth rate, the need to finance required inventory levels, the success of various sales and marketing programs, expenses related to the defense of pending law suits and various other factors.

RESULTS OF OPERATIONS

        The Company's business is seasonal in nature, with disproportionately higher sales occurring from January through June, which are the Company's third and fourth quarters of each fiscal year.

        Net sales for the first fiscal quarter ended September 30, 2004, were approximately $5,570,000, an increase of approximately $1,258,000, or 29%, from net sales of $4,312,000 for the same quarter in the prior fiscal year. We attribute the increase in net sales to factors such as the continued growth of Ben Hogan® apparel collections within upscale golf apparel markets combined with a continued decrease in sales of HALEY® branded apparel. The decline in sales of HALEY® branded apparel has been a concern for the last several quarters. Historically, sales of our HALEY® apparel have been disproportionately comprised of greater sales of women's apparel than of men's apparel. The decline in HALEY® sales appears to be a result of a shrinking market for women's golf apparel combined with our inability to maintain our previous market share within men's golf apparel markets. As we previously reported, declining sales of our HALEY® branded men's apparel caused us, in part, to decide to discontinue marketing fashion golf apparel under the HALEY® label effective with the spring 2005 selling season.

        Net sales of Ben Hogan® apparel collections were $2,698,000 and $1,326,000 for the three months ended September 30, 2004 and 2003, respectively. The increase of $1,372,000, or 103%, is indicative of our efforts to maximize revenues with regard to licensed apparel. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company ("Callaway") for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increase in sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

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

        Selling, general and administrative expenses increased by $1,112,000, or 57%, to $3,057,000 for the fiscal quarter ended September 30, 2004, from $1,945,000 for the same quarter in the prior fiscal year. The increase was primarily attributable to the accrual of $650,000 in severance and other compensation payable to our late Chairman's estate and increasing selling, general and administrative expenses with respect to Ben Hogan® apparel which included increases in sales commissions and royalties payable on higher net sales. We are concerned by the trend that indicates a continuing increase in our selling, general and administrative expenses and plan to perform a detailed analysis of individual categories of such expenses during our second fiscal quarter. As a percentage of net sales, selling, general and administrative expenditures were approximately 55% and 45% for the quarters ended September 30, 2004 and 2003, respectively.

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

ITEM 4 CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Management of the Company, with the participation of the Interim Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Interim Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company, required to be disclosed in this report, has been made known to management in a timely manner; and, (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

        As discussed in "Recent Developments" above, we consider the programming and human computational errors that affected our computer system's ability to properly compute the per-item valuations of our finished goods inventories using a weighted average costing method to be a material weakness in our internal controls over financial reporting with respect to inventory valuation during the period covered by this report. This material weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventories during the period covered by this report. During the period covered by this report, we performed an analysis to compare the landed cost components of our finished goods inventories with our respective standard cost components, and we performed an analysis of the allocated overhead portion of our standard costs. We concluded that valuations using a standard cost assumption yielded a fair estimation of our finished goods inventories. Therefore, we recomputed the estimated value of our finished goods inventories at September 30, 2004 using a standard cost assumption. The Interim Chief Executive Officer and the Chief Financial Officer, believe that the procedures we applied to value our finished goods inventories at September 30, 2004 provide us with reasonable assurance that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)   Changes in Internal Controls Over Financial Reporting

        During the first quarter of fiscal 2005, the following changes occurred in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting: Certain difficulties which were encountered in the prior two fiscal quarters relating to the implementation and utilization of our new software system continued during the first fiscal quarter of 2005. The implementation and utilization difficulties encountered in this fiscal quarter related to errors recorded in the system that affected the per-unit cost valuations of our finished goods inventories.

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

        The malfunction affected the computer system's ability to accurately compute per item valuations of certain of our finished goods inventories. Therefore, at September 30, 2004, we computed the estimated value of our finished goods inventories using a standard cost assumption. Because of the analysis we performed in September 2004 to compare actual landed costs of our finished goods inventories with their respective standard costs as of June 30, 2004, we believe that the standard cost valuation calculated at September 30, 2004, yielded a fair estimation of our finished goods inventories at that date.

        We consider the system malfunction with respect to the computation of per item valuations of finished goods inventories to be an indication of a material weakness in our internal control over financial reporting with respect to inventory valuation. Our software consultants have been informed that we consider this malfunction to be a serious matter that requires immediate attention, and they appear to be taking the appropriate steps to correct the problem. However, because the consultants referred the malfunction to the software developer, we cannot determine at this time how long it will take to correct this problem.

        As previously reported, in September 2004, we authorized the software consultants to perform a review and analysis of the processes performed within the new computer system. The consultants subsequently identified and adjusted certain aspects of the system in order for us to operate more efficiently, and the consultants prepared a written analysis of the major processes that we utilize, which included certain recommendations for future system enhancements. We plan to use the consultants' written analysis and recommendations to plan and coordinate the retraining of our management and employees as soon as administratively feasible, thereby strengthening our internal controls with respect to our business operations, including our controls with respect to finished goods inventories.

        As discussed in Part II, Item 5—Other Information, in October 2004, the Board of Directors decided not to renew the executive employment agreement of Kevin M. Tomlinson, appointed Donald W. Jewell to act as Interim Chief Executive Officer and relieved Mr. Tomlinson of his duties as our Chief Executive Officer and President. Mr. Tomlinson subsequently resigned as a Director. As our Chief Executive Officer, Mr. Tomlinson was a primary decision maker within the Company's internal control structure. Because of his departure, we are currently reassigning those portions of our internal control procedures, previously supervised by Mr. Tomlinson, to other of the Company's officers and key employees. In addition, we expect to redefine and strengthen our internal controls over financial reporting policies and procedures over the next fiscal quarter.

        The Company's management, including the Interim Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While the Company's control systems provide a reasonable assurance level, the design of its control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management's override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

        As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the "Commission") filed suit in the United States District Court for the District of Colorado (the "Action") against Sport-Haley, its late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the "Defendants"). The Commission filed an amended complaint in October 2003, which added one of the Company's former auditors to the Action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for our fiscal years 2000, 1999 and 1998. The complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the "Securities Act"), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company's violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission's suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the Action has concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, agreed to indemnify Mr. Tomlinson and Mr. Auger, and we have advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the Action by the Defendants are covered by our applicable liability insurance, subject to a retention amount, which has been satisfied, and other limitations. The Defendants intend to vigorously defend the Commission's allegations, which the Defendants believe are without merit. Based upon the information that is currently available, we cannot reasonably estimate the amount of future costs that we will incur defending the Action. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that we might be required to pay could negatively impact our financial position and the results of our operations.

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

        On October 29, 2004, our Board of Directors appointed Donald W. Jewell, our Senior Vice President, to act as our Interim Chief Executive Officer until a permanent chief executive officer is appointed. Accordingly, Mr. Jewell assumed the position of Interim Chief Executive Officer and Mr. Tomlinson stepped down from his duties as Chief Executive Officer and President. The terms of an executive employment agreement with Mr. Tomlinson require the payment of severance and other compensation as a result of the Company's non-renewal of the agreement, as described above. Under the terms of the agreement, Mr. Tomlinson is entitled to severance compensation for a term of 36 months equal to his salary and incentive bonus payments as shall have been paid to him during the most recent twelve-month period. In addition, the agreement provides for Mr. Tomlinson's participation in all employee benefit plans, at the Company's expense, during the time he is receiving severance compensation. We anticipate recording the obligation and related expense for severance and other compensation in our second fiscal quarter ending December 31, 2004. At this time, we estimate that the severance and other compensation will be approximately within the range of $480,000 to $550,000. Mr. Jewell will continue to serve as our Senior Vice President and will also in the interim assume the duties of our Chief Executive Officer. Once a permanent Chief Executive Officer is appointed, we expect that Mr. Jewell will remain with us as our Senior Vice President.

        On November 1, 2004, Mr. Tomlinson informed us that he was resigning from his position as a Director, effective October 29, 2004. The vacancy on the Board created by Mr. Tomlinson's resignation has not been filled. The Board of Directors is currently comprised of four independent persons.

ITEM 6 EXHIBITS

        Exhibit 31.1—Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

        Exhibit 31.2—Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

        Exhibit 32.1—Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPORT-HALEY, INC.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC. (Registrant)
Date: February 25, 2005	/s/ PATRICK W. HURLEY Patrick W. Hurley Chief Financial Officer (Principal Financial and Accounting Officer)