Form 10-K/A
period 2004-06-30
SPORT HALEY INC
filed 2005-03-03
CIK 892653

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on October 13, 2004 (the "Original Filing"), is being filed to contain a currently-dated certification from the Company's Interim Chief Executive Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Amendment No. 1 previously contained the currently-dated certifications of the Company's Chief Financial Officer. Together, these amended certifications are attached to this Amendment No. 2 on Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. Amendment No. 1 was also previously filed to make changes to Part II, Item 9A, Controls and Procedures, and Part IV, Financial Statements, Note 1 and Note 7 of the Original Filing. Except for the foregoing amended information, this Amendment No. 2 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2004 (which was filed with the SEC on February 22, 2005) and March 31, 2005.

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
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  (2)
  Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits

Exhibit No.	Document
*/ 3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley as filed on March 7, 1994 with the Secretary of State of the State of Colorado.
— 3.2.3	Amended and Restated By-laws of Sport-Haley as adopted January 10, 1996.
x* 3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, adopted March 15, 2002.
@@ 3.2.5	Amendment to Amended and Restated Bylaws of Sport-Haley, effective October 1, 2004.
*/ 4.1	Form of Specimen Certificate for Common Stock of Sport-Haley.
# 10.1.3	1993 Stock Option Plan, effective March 1993, as amended.
x 10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley.
III 10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley.
xx 10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley.
x 10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley.
x 10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley.
## 10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley.
## 10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.
@ 10.2.9	Employment Agreement, dated January 1, 2004, by and between Mark Maley and Sport-Haley.
x 10.2.11	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.
II 10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association, Sport-Haley and B&L Sportswear, Inc.
## 10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]

x* 10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.
__ 10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]
++ 10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.
x* 10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.
+ 10.4.4	Laughlin Factory Outlet Store Lease, dated March 10, 1995, between Horizon Outlet Centers Limited Partnership and Sport-Haley.
** 10.4.5	Lease Agreement, dated April, 1998, between Larry M. Jones and Roberta C. Jones, and B&L Sportswear, Inc.
*/ 10.5	Form of Independent Sales Representative Agreement.
+ 10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.
— 10.10	Trademark Licensing Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.
*#_ 14.1	Code of Ethics for Senior Financial Officers.
@@ 14.2	Code of Conduct and Ethics for Directors, Officers and Employees.
*** 31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
*** 31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
*** 32.1	Certifications of Donald W. Jewell and Patrick W. Hurley Pursuant to 18 U.S.C. §1350- , as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
xxx 99.1	Press Release, Dated October 11, 2004, Announcing the Appointment of Ronald J. Norick to the Newly-Created Position of Chairman of the Board

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

*#
Incorporated by reference from Sport-Haley's Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)

@
Incorporated by reference from Sport-Haley's Form 10-Q filed on May 24, 2004 (File No. 033-74876-D)

@@
Incorporated by reference from Sport-Haley's Form 10-K filed on October 13, 2004 (File No. 033-74876-D)

xxx
Incorporated by reference from Sport-Haley's Form 10-K/A (Amendment No. 1) filed on February 25, 2005 (File No. 033-74876-D)

***
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.
March 3, 2005	By:	/s/ PATRICK W. HURLEY Patrick W. Hurley, Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL Donald W. Jewell	Interim Chief Executive Officer and Senior Vice President	March 3, 2005
/s/ PATRICK W. HURLEY Patrick W. Hurley	Chief Financial Officer, Secretary, Treasurer and Controller	March 3, 2005
/s/ MARK J. STEVENSON Mark J. Stevenson	Director	March 3, 2005
/s/ RONALD J. NORICK Ronald J. Norick	Director and Chairman of the Board	March 3, 2005
/s/ JAMES H. EVEREST James H. Everest	Director	March 3, 2005
/s/ JAMES R. TENBROOK James R. TenBrook	Director	March 3, 2005

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