Form 10-Q
period 2005-03-31
SPORT HALEY INC
filed 2005-05-20
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission file no. 33-74876-D

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☐  No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2005
Common Stock, no par value	2,545,252

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 –	FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 -	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 -	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

EXHIBITS

SPORT-HALEY, INC.

BALANCE SHEETS

	March 31,	June 30,
	2005	2004
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$6,419,000	$3,890,000
Marketable securities	—	539,000
Accounts receivable, net of allowances of $969,000 and $1,128,000, respectively	2,984,000	5,946,000
Inventories	6,043,000	8,808,000
Prepaid expenses and other	386,000	468,000
Total current assets	15,832,000	19,651,000

Property and equipment, net	937,000	1,107,000
Other assets	—	13,000

Total Assets	$16,769,000	$20,771,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$790,000	$1,461,000
Accrued commissions payable	222,000	272,000
Accrued payroll	626,000	197,000
Other	266,000	218,000
Total current liabilities	1,904,000	2,148,000

Commitments and Contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,545,252 and 2,525,252 shares issued and outstanding, respectively	10,189,000	10,126,000
Additional paid-in capital	1,574,000	1,527,000
Retained earnings	3,102,000	6,970,000
Total shareholders’ equity	14,865,000	18,623,000

Total Liabilities and Shareholders’ Equity	$16,769,000	$20,771,000

*** Taken from the audited balance sheet at that date.

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,455,000	$5,365,000	$15,025,000	$14,440,000

Cost of goods sold	2,823,000	3,275,000	11,165,000	8,852,000

Gross profit	1,632,000	2,090,000	3,860,000	5,588,000

Selling, general and administrative expenses	2,287,000	2,534,000	7,860,000	6,380,000

Loss from operations	(655,000)	(444,000)	(4,000,000)	(792,000)

Other income (expense), net	75,000	(18,000)	138,000	107,000

Loss before provision for income taxes	(580,000)	(462,000)	(3,862,000)	(685,000)

Provision for income taxes	(6,000)	(231,000)	(6,000)	(158,000)

Net income (loss)	$(586,000)	$(693,000)	$(3,868,000)	$(843,000)

Basic and diluted loss per common share	$(0.23)	$(0.28)	$(1.52)	$(0.34)

Basic and diluted weighted average shares outstanding	2,545,252	2,450,252	2,542,442	2,446,625

See accompanying notes to financial statements.

SPORT-HALEY, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,868,000)	$(843,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	267,000	232,000
Deferred taxes and other	—	158,000
Allowance for doubtful accounts	180,000	189,000
Common stock options	47,000	95,000
Gain/Loss on sale of fixed assets	22,000	4,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	2,782,000	(592,000)
Inventories	2,765,000	(3,092,000)
Other assets	82,000	457,000
Accounts payable	(671,000)	512,000
Accrued commissions and other expenses	427,000	1,001,000
Net cash provided (used) by operating activities	2,033,000	(1,879,000)

Cash flows from investing activities:
Redemption of held-to-maturity investments	539,000	3,629,000
Purchases of held-to-maturity investments	—	(2,314,000)
Sales of fixed assets	—	5,000
Purchase of fixed assets	(106,000)	(335,000)
Net cash provided by investing activities	433,000	985,000

Cash flows from financing activities:
Net proceeds from issuance of common stock	63,000	18,000
Net cash provided by financing activities	63,000	18,000

Net increase (decrease) in cash and cash equivalents	2,529,000	(876,000)

Cash and cash equivalents, beginning	3,890,000	4,304,000

Cash and cash equivalents, ending	$6,419,000	$3,428,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,000	$—

See accompanying notes to financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1                 SIGNIFICANT ACCOUNTING POLICIES:

Condensed Financial Statements - The accompanying condensed balance sheets and interim condensed statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company’s revenues are seasonal, and, therefore, interim results are not necessarily indicative of results to be expected for the full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2004, included in the Company’s filing on Form 10-K

Stock-Based Compensation - The Company’s Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms. At March 31, 2005, there were outstanding options to purchase 1,038,500 shares of the Company’s common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between June 2005 and January 2013.

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If the Company had accounted for stock-based compensation using the fair value method rather than the intrinsic value method, the pro forma amounts of the Company’s net loss and loss per common share would have been reported as follows:

	Three Months Ended March 31,
	2005	2004

Net income (loss) - as reported	$(586,000)	$(693,000)
Effect of employee stock-based compensation included in reported net loss	16,000	20,000
Effect of employee stock-based compensation per SFAS 123	(106,000)	(66,000)
Net income (loss) applicable to common stock - pro forma	$(676,000)	$(739,000)

Basic and Diluted:
Income (loss per share) - as reported	$(0.23)	$(0.28)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.01
Per share effect of employee stock-based compensation per SFAS 123	(0.04)	(0.03)
Income (loss) per share applicable to common stock - pro forma	$(0.26)	$(0.30)

	Nine Months Ended March 31,
	2005	2004

Net loss - as reported	$(3,868,000)	$(843,000)
Effect of employee stock-based compensation included in reported net loss	47,000	60,000
Effect of employee stock-based compensation per SFAS 123	(317,000)	(199,000)
Net loss applicable to common stock - pro forma	$(4,138,000)	$(982,000)

Basic and Diluted:
Loss per share - as reported	$(1.52)	$(0.34)
Per share effect of employee stock-based compensation included in reported net loss	0.02	0.02
Per share effect of employee stock-based compensation per SFAS 123	(0.13)	(0.08)
Loss per share applicable to common stock - pro forma	$(1.63)	$(0.40)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for annual periods beginning after July 1, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the quarter ended September 30, 2005. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements similar to the pro forma effects reported above.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” which changes the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its results of operations and financial condition.

Segments – The Company has one operating segment: designing, purchasing, contracting for the manufacture of and marketing women’s and men’s fashion golf apparel and outerwear. The information for this segment is the information used by the Company’s chief decision maker to evaluate operating performance.

NOTE 2                    INVENTORIES:

	March 31, 2005	June 30, 2004
Inventories consisted of the following:
Component	$37,000	$470,000
Finished goods	6,006,000	8,338,000

	$6,043,000	$8,808,000

NOTE 3                    LINE OF CREDIT AGREEMENT:

The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2005, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of the Company’s assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, the Company must maintain minimum tangible net worth of $14,000,000. The Company generally maintains the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs.

NOTE 4                    COMMITMENTS AND CONTINGENCIES:

At March 31, 2005, the Company had $782,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5                 EARNINGS PER SHARE:

Effective with the year ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2005
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(586,000)	2,545,252	$(0.23)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(586,000)	2,545,252	$(0.23)

	Nine Months ended March 31, 2005
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(3,868,000)	2,542,442	$(1.52)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(3,868,000)	2,542,442	$(1.52)

	Three Months ended March 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(693,000)	2,450,252	$(0.28)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(693,000)	2,450,252	$(0.28)

	Nine Months ended March 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(843,000)	2,446,625	$(0.34)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(843,000)	2,446,625	$(0.34)

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

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of and markets women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fit and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within international markets. The Company distributes Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company (“Callaway”).

The Company is represented by a network of independent wholesale sales representatives and employs a vice-president of sales and a regional sales manager, each with responsibilities for both of the Company’s branded labels of apparel. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY® and Ben Hogan® apparel on behalf of the Company.

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

The Company continues to focus on stabilizing revenues associated with the SPORT HALEY® women’s apparel brand and growth of revenues associated with the Ben Hogan® men’s apparel brand. As we previously reported, our decision to discontinue marketing HALEY RESERVE men’s fashion apparel beginning with our spring 2005 season was due, in part, because we believe that there are natural synergies common to Ben Hogan® men’s fashion apparel and SPORT HALEY® women’s fashion apparel, and in part, because we had anticipated introducing a line of men’s apparel under the Top Flite® label to bolster our sales with respect to men’s apparel. In 2004, we reached an agreement in principle with Callaway to indefinitely delay the introduction of Top Flite® branded apparel. While we have no immediate plans to introduce apparel under the Top Flite® label, we maintain the licensing rights to Top Flite® branded apparel granted to us under the licensing agreement that we maintain with Callaway. By marketing SPORT HALEY® women’s apparel in conjunction with Ben Hogan® men’s apparel, we are attempting to retain our market share with current women’s apparel customers, and we expect to expand the distribution channels for fashion women’s apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men’s apparel, which has a broader market acceptance due to its inherent brand appeal within golf markets.

RECENT DEVELOPMENTS

As previously reported, we began utilizing a new comprehensive computer system in January 2004 that was specifically designed for the garment industry and further tailored to our business operations. Various design, implementation and operational deficiencies of the computer system have affected our business operations over the fiscal periods since we began utilizing the system. As we previously reported, as of December 31, 2004, a majority of the deficiencies of the system had been corrected. During the quarter ended March 31, 2005, we continued to correct the remaining known deficiencies.

As previously reported, in September 2004, we authorized our former software consultants to perform a review and analysis of the processes performed by the new computer system. The former consultants subsequently identified and adjusted certain aspects of the system in order for us to operate more efficiently, and they prepared a written analysis of the major processes that we utilize. In January 2005, we contracted with another software consultant to use the written analysis to further analyze and adjust certain of the computer system’s functionality. The new software consultants evaluated other alternatives to improve functions within the system in order to strengthen internal controls with respect to our business operations, including our controls over finished goods inventories. The new consultants recommended that we upgrade the system to specific newer software versions and that we replace the customized shipping software within the system with another software alternative. We installed the software upgrades in April 2005 and are currently completing the implementation of the recommended shipping software, which we anticipate will enhance our controls with regard to invoiced sales and finished goods inventories. We expect that the new shipping software will also improve our ability to process orders from certain of our larger customers electronically via electronic data interchange (“EDI”). We expect the EDI functions of the new software to be fully functional near the end of our current fiscal year.

Previously, we reported that we discovered programming and human errors that had affected the comprehensive computer system’s ability to properly compute the valuation of our finished goods inventories. While the system was designed to account for our finished goods inventories using a weighted average costing method, we were previously unable to rely upon the system to provide an accurate estimation of the value of our finished goods inventories under that valuation method. Therefore, we recomputed the estimated value of our finished goods inventories using a standard cost assumption over the prior four fiscal quarters. We previously performed an analysis to compare the actual landed cost components of our finished goods inventories with their respective standard cost components. Previously, we also performed an analysis of the allocated overhead portion of our standard costs. Because our analyses indicated that our standard costs approximated actual costs, we concluded that our standard cost valuations yielded fair estimations of our finished goods inventories at the previous quarter-end dates. We still consider the system malfunction with respect to the computation of per-item valuation of finished goods inventories to be a material weakness in our internal controls over financial reporting with respect to inventory valuation, which impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods covered by the respective reports.

In February 2005, we disabled the manufacturing functions within the computer system and replaced them with an alternative method which we expect will be less prone to human error. The manufacturing functions within the system were extremely complex, and a significant portion of the human errors committed with regard to inventory transactions had previously occurred when processing manufacturing transactions. Because the manufacturing activities in an apparel business are relatively simple in nature, the simplistic alternative method that we implemented provides us with improved controls with regard to inventory costing, and we anticipate that no further major revisions will be required to the software configuration to allow us to rely upon the system to properly compute the weighted average costs of our finished goods inventories in the future.

At March 31, 2005, we compared the standard costs of our finished goods inventory items with their respective weighted averages, as computed by our computer system since December 31, 2004, and we performed a detailed analysis of our component inventories. While we concluded that the costing functions within the system appear to be operating correctly with respect to purchased inventories, we discovered several human errors that had been committed during the quarterly period with respect to manufactured inventories prior to our disabling the manufacturing functions within the computer system. Those errors caused the system to improperly account for the consumption of component inventories within the manufacturing process and resulted in an undervaluation of the related finished goods inventory items. Because, in our earlier analyses, we determined with reasonable assurance that our standard costs approximate the actual costs of our finished goods inventories, and the methods we use to determine our standard costs have not changed since we performed those analyses, we recomputed the cost of the items for which the consumption of component inventories was incorrectly applied within the prior manufacturing functions by using a standard cost assumption. Had we been able to rely upon the system to properly compute the cost of those items using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of value than the standard cost method that we applied.

The human errors committed prior to disabling the manufacturing functions of the system impaired the computer system’s ability to properly calculate the per-item valuations of our manufactured finished goods inventories and also affected the system-recorded amounts within our cost of goods sold during the quarterly period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories and we consistently recorded adjustments to inventories as components of cost of goods sold during the periods covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the periods covered by this report. Therefore, we believe that a standard cost valuation of our finished goods inventories provides us with reasonable assurance that our report fairly presents, in all material respects, our financial condition, results of operations and cash flows.

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

Inventories

Inventories, predominantly comprised of finished goods, are generally valued at the lower of cost or market. As discussed above in “Recent Developments,” a material weakness in our internal controls has caused us to value all or some of our finished goods inventories using a standard cost assumption since we implemented a new computer system in January 2004. Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. Excess finished goods inventories may have more of an adverse effect on the results of our operations than realized by other companies within the golf apparel industry. While, according to an industry-related survey, the golf apparel market in total is generally comprised of 75% men’s apparel and 25% women’s apparel, our sales for fiscal 2004 were generally comprised of 40% men’s apparel and 60% women’s apparel. Historically, a significant portion of our excess inventories have been comprised of women’s apparel, which has fewer channels of distribution than are available within the men’s apparel market, especially with respect to excess inventories.

We perform quarterly analyses to identify discontinued or aging merchandise and adjust our inventory valuation allowance to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on our disposition plans and historical experiences regarding the dispositions of excess inventories. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of discontinued or aging merchandise. At December 31, 2004, we improved the methods that we use to assess the recoverability of our finished goods inventories. We developed a system to better estimate the anticipated future sales of our finished goods inventories in order to better forecast inventories expected to remain at the end of a current or future distribution period. Having better information available to forecast quantities and mix of unsold inventories allows us to better estimate excess inventories expected to be on hand in a future period. Having such information also allows us to better plan marketing strategies for the sales of such inventories through existing marketing channels and to better estimate the overall recoverability of our finished goods inventories. At December 31, 2004, we estimated the recoverability of our excess fall 2004 and spring 2005 inventories based upon our expectations for the success of future marketing plans and our historical experience regarding the disposition of such apparel. At March 31, 2005, our reserve for inventory write-downs totaled $739,000. The analysis of our reserve for inventory write-downs that we performed at March 31, 2005, concluded that an increase in the reserve was not required at that time. Near the end of April 2005, we sold substantially all of our excess finished goods inventories relating to our fall 2004 selling season to a major retailer at a net amount that closely approximated the amount we had estimated in our previous recoverability analysis. We believe that the methods we now use to identify and evaluate obsolete and aging finished goods inventories produce fair valuations of obsolete inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carryforwards for federal and state income tax purposes, a change in accounting methods for federal income tax purposes, stock options compensation and an unrealized loss for tax purposes on a common stock investment. We previously established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. At March 31, 2005, we had cumulative federal and state net operating loss carryforwards of $5,561,000 and $8,437,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of the Company’s trend of net losses in the current and most recent prior years, we determined that it is more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. Our federal net operating loss carryforwards begin to expire after our 2023 fiscal year. While we are continuing to streamline our business operations to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Therefore, because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Analyses of our accounts receivable that we performed throughout fiscal 2004 indicated an increase in the percentage of doubtful accounts. Therefore, we increased our estimates for the percentage of doubtful accounts accordingly. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2004, we established specific reserves approximating $175,000 with respect to two separate delinquent customer accounts. At March 31, 2005, our allowance for doubtful accounts was approximately $474,000, including the two specific reserves. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in a recoverability of doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record an allowance for sales returns as a net adjustment to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude the return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, and, historically, a relatively small percentage of our customers refuse receipt of merchandise at the time of delivery. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating our allowance for sales returns. At March 31, 2005, our allowance for sales returns was $342,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

Allowance for Return of Sales Representative Sample Garments

Beginning with the fall 2004 selling season, we initiated a policy that granted our independent wholesale sales representatives the right to return sample garments to the Company at no charge to the sales representative. Previously, we invoiced the sales representatives for sample garments at discounted wholesale prices. Because of the right of return offered to the sales representatives with regard to sample garments, we elected to record invoiced shipments of sample garments to sales representatives in a manner consistent with consigned inventories. Beginning with the fall 2004 selling season, we included the cost of sample garments in finished goods inventories as consigned inventories and reversed the cost of sale components of the invoiced shipments. We also recorded an accounts receivable allowance and reversed the revenue effect of the sale of sample garments. The sales representative’s accounts receivable balance, the related allowance for sales representative samples and the related inventory costs are adjusted and a sale is recorded when the sales representative reimburses the Company for the cost of sample garments or the term, for which the right of return was granted, expires. Upon return of the garments to the Company, the sales representative’s accounts receivable balance and the related allowance for sales representative samples are adjusted accordingly, the corresponding revenue effect of the return is reversed, and the inventory items are returned to stock. At March 31, 2005, the Company’s allowance for returns of sales representatives sample garments was $153,000. We discontinued the policy that allowed our sales representatives to return sample garments effective with sample garments shipped for the fall 2005 selling season. Because the shipments and returns of sample garments made under the right to return policy must be tracked and adjusted manually, actual shipments and returns made in accordance with that policy may differ from our estimates.

RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for our fiscal year beginning July 1, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the quarter ended September 30, 2005. The Company has not yet completed an evaluation but expects the adoption of SFAS 123R to have an effect on its financial statements similar to the pro forma effects reported above in Note 1 to the financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” which changes the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Because the golf apparel business is highly seasonal in nature, our balance sheet amounts at March 31, 2005, may be more meaningful when compared with our balance sheet amounts at March 31, 2004, rather than with our balance sheet amounts at June 30, 2004.

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

Our net accounts receivable decreased by $2,962,000 to $2,984,000 at March 31, 2005, from $5,946,000 at June 30, 2004. When compared with the March 31, 2004, balance of $5,122,000, the net accounts receivable balance at March 31, 2005, decreased by $2,138,000, or 42%. Historically, a large number of our customers open their business for the spring months beginning in March or April of each year. Because we generally require the settlement of outstanding past due account balances prior to shipping additional merchandise, past due accounts with pending orders for spring delivery are usually collected near the end of our third fiscal quarter. We also collected $689,000 during the quarter ended March 31, 2005, relating to the substantial sale of prior seasons’ obsolete inventories which we previously reported in our Form 10-Q for the quarterly period ended December 31, 2004. Changes in our accounts receivable balances and related allowances provided (used) operating cash of $2,962,000 and ($403,000) for the nine-month periods ended March 31, 2005 and 2004, respectively.

The balance of our inventories has declined significantly since June 30, 2004. Inventories declined by $2,765,000, or 31%, to $6,043,000 at March 31, 2005, from $8,808,000 at June 30, 2004. When compared with the balance at March 31, 2004, our finished goods inventories decreased by $4,877,000, or 45%, from $10,920,000. The decrease is attributable to several separate factors. Near the end of fiscal 2004, we established initiatives designed to reduce excess inventories and to set target thresholds for expected future levels of finished goods inventories. One of our initiatives reduced the number of items offered for sale in each of the SPORT HALEY® and Ben Hogan® apparel collections, beginning with the spring 2005 selling season, thereby reducing inventories related to the initial purchases of finished goods items at the beginning of each season. Another initiative was enacted to identify and dispose of excess obsolete or aging finished goods inventories. In December 2004, we sold, at significantly discounted prices, substantially all of our excess obsolete or aging finished goods inventories dating from the spring 2004 and earlier selling seasons. As discussed above in “Critical Accounting Policies and Estimates,” during fiscal 2005 we developed new methods that we believe provide us with better information to identify and value excess amounts of finished goods inventories from a current selling season. In fiscal 2005, we also developed new methods to optimize reorders of finished goods inventories based upon the anticipated required future delivery dates of pre-booked customer orders. We anticipate that the new reorder methods will help us to minimize the quantities of finished goods inventories remaining at the end of each selling season, beginning in fiscal 2006. The differences between the periods in pending ocean deliveries of finished goods also contributed to the comparative differences in total finished goods inventories. Pending ocean deliveries of finished goods were $824,000, $360,000 and $1,794,000 at March 31, 2005, June 30, 2004, and March 31, 2004, respectively. Changes in our inventory balances provided operating cash of $2,765,000 and used operating cash of $3,092,000 for the nine-month periods ended March 31, 2005 and 2004, respectively.

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

Accounts payable and accrued expenses decreased by $244,000, or 11%, to $1,904,000 at March 31, 2005, from $2,148,000 at June 30, 2004. Accounts payable and accrued expenses decreased by $727,000, or 28%, from $2,631,000 at March 31, 2004. The comparative decreases were primarily due to the differences in pending ocean deliveries of finished apparel between the periods discussed above and an accrual of severance and other compensation payable to our former chief executive officer. In accordance with the terms of an executive employment agreement between the Company and the former officer, we previously accrued severance and other compensation, primarily payable to the former executive on a monthly basis subsequent to the effective date of termination of the employment agreement on March 17, 2005. At March 31, 2005, the estimated amount due to the former executive totaled $490,000.

Due to the combination of the factors discussed above, and others, during the nine-month period ended March 31, 2005, our operating activities provided cash of $2,033,000. Comparatively, during the nine months ended March 31, 2004, our operating activities used cash of $1,879,000.

For the nine months ended March 31, 2005, investing activities provided cash of $433,000. Comparatively, for the nine months ended March 31, 2004, investing activities provided cash of $985,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Historically, our held-to-maturity investments have generally consisted of short-term federal agency securities. During the nine months ended March 31, 2005, we expended $106,000 for the purchase of property and equipment, and $267,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2005, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain tangible net worth of $14,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At March 31, 2005, we had $782,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

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

Net sales for the nine months ended March 31, 2005, were $15,025,000, an increase of $585,000, or 4%, from net sales of $14,440,000 for the same nine-month period in the prior fiscal year. We attribute the difference in net sales to factors such as our discontinuance of our HALEY RESERVE men’s fashion apparel, a continued decrease in sales of SPORT HALEY® women’s fashion apparel and the continued growth in sales of Ben Hogan® apparel collections. A large portion of the decrease is attributable to our discontinuance of our HALEY RESERVE men’s fashion collections, beginning with our spring 2005 selling season. We began shipping spring 2005 apparel during November 2004. As previously reported, we discontinued the HALEY RESERVE men’s collections in part because of its diminishing sales and in part because we had expected to introduce Top Flite® branded apparel in its place within our distribution channels. Sales of HALEY® men’s apparel were approximately $2,500,000 for our spring 2004 selling season, $1,285,000 of which related to our quarter ended March 31, 2004. Historically, sales of our

HALEY® branded apparel have been disproportionately comprised of greater sales of women’s apparel than of men’s apparel. The continued decline in sales of our SPORT HALEY® women’s collections appears to be related to a shrinking market for women’s golf apparel. In a time of increased competition within the women’s golf apparel market, our customers appear to be placing less importance on women’s fashion golf apparel within their shops.

Net sales of Ben Hogan® apparel collections were $2,316,000 and $1,608,000 for the fiscal quarters ended March 31, 2005 and 2004, respectively. Net sales of Ben Hogan® apparel collections were $7,025,000 and $4,349,000 for the nine months ended March 31, 2005 and 2004, respectively. The increase of $708,000, or 44%, in the fiscal period and the increase of $2,676,000, or 62%, in the nine-month period are indicative of our continued efforts to maximize revenues with regard to licensed apparel. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”). We consider the licensing agreement with Callaway to be a key component of our business strategies. While we believe we have sustained a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increase in sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Gross profit was $1,632,000 for the quarter ended March 31, 2005, and $2,090,000 for the same quarter in the prior fiscal year. Gross profit was $3,860,000 for the nine-month period ended March 31, 2005, and $5,588,000 for the same nine-month period in the prior fiscal year. The differences in gross profit were primarily attributable to the following factors: (i) As previously reported, we assessed the recoverability of our finished goods inventories using an improved method that calculates the estimated sales value based upon the quantities and mix of inventories that are available for sale, rather than an estimate based upon total units on hand. The recoverability assessment indicated that we should expect to have a considerable number of units remaining from our fall 2004 and spring 2005 delivery periods, and, accordingly, we increased our reserve for inventory write-downs by $695,000 at December 31, 2004. The increase was in addition to the $543,000 increase in our reserve that was recorded at September 30, 2004. An additional increase in our reserve for inventory write-downs was not required at March 31, 2005. (ii) As we previously reported, in December 2004, we sold substantially all of our discontinued or aging finished goods inventories from the spring 2004 and earlier selling seasons to a major retailer. Those inventories had been written down at September 30, 2004, to the net amount we expected to recover in a mass disposition of them. The disposal of closeout inventories negatively impacts our gross margins, because the valuation of such inventories to the lower of cost or market causes a zero margin relating to their sale. The actual sales price we obtained for the substantial sale to the major retailer resulted in our recording a loss of $179,000 on the sale in December 2004. (iii) As previously reported, in conjunction with performing procedures recommended by the developer of our software that were designed to correct a prior system malfunction, we performed a physical count of our finished goods inventories and performed a detailed review of our component inventories at December 31, 2004. The physical inventory caused us to reduce our finished goods inventories by $53,000 and the detailed review caused us to reduce our component inventories by $300,000. As a percentage of sales, gross profit was 37% and 39% for the quarters and 26% and 39% for the nine-month periods ended March 31, 2005 and 2004, respectively.

Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight-out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes a portion of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We also include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses. We recorded royalty expense of $153,000 and $125,000 for the quarters and $503,000 and $342,000 for the nine-month periods ended March 31, 2005 and 2004, respectively.

Selling, general and administrative expenses decreased by $247,000, or 10%, to $2,287,000 for the fiscal quarter ended March 31, 2005, from $2,534,000 for the same quarter in the prior fiscal year. Selling, general and administrative expenses increased by $1,480,000, or 23%, to $7,860,000 for the nine-month period ended March 31, 2005, from $6,380,000 for the same nine-month period in the prior fiscal year. The difference for the fiscal quarter was primarily due to a decrease in executive salaries attributable to the death of our former Chairman and the departure of our former Chief Executive Officer and a general decrease in many other expense categories as a result of management’s concerted efforts to cut expenses. The difference for the nine-month period includes the $650,000 in severance and other compensation paid to our late Chairman’s estate during our fiscal quarter ended September 30, 2004, $520,000 in severance and other compensation payable to our former chief executive officer that was accrued at December 31, 2004, differences in sales commissions and differences in royalties payable on increased Ben Hogan® net sales. Sales commissions were $362,000 and $1,353,000 for the quarterly and nine-month periods ended March 31, 2005, and $498,000 and $1,370,000 for the quarterly and nine-month periods in the prior fiscal year, respectively. Near December 31, 2004, we performed a detailed analysis of individual categories of our selling, general and administrative expenses. During the quarter ended March 31, 2005, we used our evaluation as a tool to help streamline our operations further, and we are continuing to search for additional ways to reduce our overall operating expenses. As a percentage of net sales, selling, general and administrative expenditures were 51% and 47% for the quarterly and 52% and 44% for the nine-month periods ended March 31, 2005 and 2004, respectively.

Loss before (provision for) benefit from income taxes for the nine months ended March 31, 2005, was ($3,862,000), a difference of ($3,117,000), or 464%, as compared with ($685,000) for the same period in the prior fiscal year. Provision for benefit from income taxes was $6,000 for the nine months ended March 31, 2005, a difference of ($152,000) from $158,000 for the same period in the prior fiscal year. The difference in provision for income taxes between the fiscal periods arose primarily because of a change in estimates between the periods with regard to the recoverability of deferred tax assets. At March 31, 2005, we had federal and state net operating loss carryforwards of $5,561,000 and $8,437,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of our continued trend of net losses in the current and most recent prior fiscal years, we determined that it was more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. While we are attempting to streamline our business operations and to initiate other improvements to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carryforwards prior to their expirations. Accordingly, during the nine-month periods ended March 31, 2005 and 2004, we did not record a benefit from income taxes associated with the corresponding losses for the respective nine-month periods.

Basic and diluted losses per share were ($0.23) and ($0.28) for the quarterly and ($1.52) and ($0.34) for the nine-month periods ended March 31, 2005 and 2004, respectively. Due to the Company’s losses, all options were antidilutive and therefore excluded from the loss per share calculations.

Our book values per share were $5.84 at March 31, 2005, $7.37 at June 30, 2004, and $8.04 at March 31, 2004, respectively.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from December 31, 2004.

Interest Rate Risk

The Company maintains a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2005, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of the Company’s assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain minimum tangible net worth of $14,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at March 31, 2005. We had outstanding letters of credit of approximately $782,000 at March 31, 2005. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. Increases in the bank’s prime rate could increase the interest expense with respect to future borrowings, including borrowings under the line of credit. We do not use derivative financial instruments to manage interest rate risk.

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

As discussed in “Recent Developments,” we consider the programming and human errors and a system malfunction that had previously affected our computer system’s ability to properly compute the per-item valuations of our finished goods inventories using a weighted average costing method to be a material weakness in our internal controls over financial reporting with respect to inventory valuation throughout the period covered by this report. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventories during the period covered by this report. During the period covered by this report, we recomputed the estimated value of our finished goods inventories using a standard cost assumption. We previously performed an analysis to compare the landed cost components of our finished goods inventories with our respective standard cost components, and we performed an analysis of the allocated overhead portion of our standard costs. We concluded that valuations using a standard cost assumption yielded a fair estimation of our finished goods inventories. In December 2004, we performed certain procedures recommended by the developer of our software in order to correct errors caused within the system, and we also performed a physical inventory of our finished goods apparel. The methods we use to determine the standard costs of our finished goods inventories have not changed since the analyses of such costs were performed. At the conclusion of our December 31, 2004, physical inventory, we valued our finished goods inventories, as determined by the results of the physical count, using a standard cost assumption.

At March 31, 2005, we compared the standard costs of our finished goods inventories with their respective weighted averages, as computed by our computer system since December 31, 2004, and we performed a detailed analysis of our component inventories. While we concluded that the costing functions within the system appear to be functioning correctly with respect to purchased inventories, we discovered several human errors that had been committed during the quarterly period with respect to manufactured inventories prior to our disabling the manufacturing functions and replacing them with alternative procedures within the computer system. Those errors caused the system to improperly account for the consumption of component inventories within the manufacturing process and resulted in an undervaluation of the related finished goods inventory items. We consider the human errors with respect to manufactured inventories to be a material weakness in our internal controls over financial reporting with respect to inventory valuation during the period covered by this report. Because, in our earlier analyses, we determined with reasonable assurance that our standard costs approximate the actual costs of our finished goods inventories, and the methods we use to determine our standard costs have not changed since we performed those analyses, we recomputed the cost of the items for which the consumption of component inventories was incorrectly applied within the prior manufacturing functions by using a standard cost assumption. Had we been able to rely upon the system to properly compute the cost of those items using the weighted average method, the Interim Chief Executive Officer and the Chief Financial Officer believe that the weighted average method would not have yielded a materially different computation of value than the standard cost method that we applied. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that the procedures we applied to quantify and value our finished goods inventories at March 31, 2005, provide us with reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The material weakness in our internal controls over financial reporting with respect to inventory valuation impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the period covered by this report. Based upon our previous analyses with respect to the standard cost components of our finished goods inventories we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during the periods covered by this report. The inability of our computer system to properly calculate the per-item valuations of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories, and we consistently recorded adjustments to inventories as components of cost of goods sold during the period covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the period covered by this report. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that a standard cost valuation of our finished goods inventories provides us with reasonable assurance that our report fairly presents, in all material respects, our financial condition, results of operations and cash flows.

(b)   Changes in Internal Controls

During the third quarter of fiscal 2005, we instituted one change in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. In February 2005, we disabled the complex manufacturing functions within the computer system and replaced them with a simplistic alternative method which we expect will be less prone to human error. The manufacturing functions within the system were extremely complex, and a significant portion of the human errors committed with regard to inventory transactions had previously occurred when processing manufacturing transactions. Because the manufacturing activities of an apparel business are relatively simple in nature, the simplistic alternative method that we implemented provides us with improved controls with regard to inventory costing, and the Interim Chief Executive Officer and Chief Financial Officer anticipate that no further revisions will be required to the software configuration to provide reasonable assurance that the system will properly compute the weighted average costs of our finished goods inventories.

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

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

As previously reported, on September 26, 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado (the “Action”) against Sport-Haley, its late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and its former controller, Steve S. Auger (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of the Company’s former auditors to the Action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for our fiscal years 2000, 1999 and 1998. The complaint alleges that the Company violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted the Company’s violations of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the Action has concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, agreed to indemnify Mr. Tomlinson and Mr. Auger, and we have advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the Action by the Defendants are covered by our applicable liability insurance, subject to a retention amount, which has been satisfied, and other limitations. After Mr. Tomlinson’s death in September 2004, the Commission advised his counsel that it would dismiss Mr. Tomlinson from the case and would not seek any relief against Mr. Tomlinson’s estate. Recently, the Commission filed a motion to dismiss Mr. Tomlinson from the action without prejudice, which motion was granted. The remaining Defendants have continued to vigorously defend the Commission’s allegations, which the Defendants believe are without merit. Based upon the information that is currently available, we cannot reasonably estimate the amount of unrecoverable future costs that we will incur defending the Action. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that we might be required to pay could negatively impact our financial position and the results of our operations.

As of March 31, 2005, we had cumulatively incurred approximately $1,094,000 in potentially recoverable costs related to the restatements of our financial statements and material quarterly information, the investigation by the Commission and a class action lawsuit that has been settled. The policy retention for such costs has been satisfied, and one of our insurance carriers had reimbursed us $374,000 as of March 31, 2005, of which $170,000 was received during the nine months ended March 31, 2005. Amounts recovered from our insurance carriers are generally offset against other related legal expenses in the period in which they are recovered. However, amounts recovered from our insurance carriers are generally included in other income to the extent that such recovery exceeds legal expenses for related matters incurred in the period in which the recovery is received. For the nine months ended March 31, 2005, we offset $82,000 in related legal expenses and recorded $88,000 in other income with respect to reimbursements received during the nine-month period.

As previously reported, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages suffered as a result of the restatements of our financial statements for the fiscal years ended June 30, 1999 and 1998 and the corrections of material financial information for the quarterly periods of the fiscal years ended June 30, 2000, 1999 and 1998. Further, counsel to the former auditors has advised us that the former auditors may bring certain claims against us. We believe that the claims threatened by the former auditors relate to allegations of unpaid fees. Each party continues to deny any liability to the other party. Neither the Company nor the former auditors have yet filed any legal action to assert any of these claims. The parties have scheduled a non-binding mediation session before a neutral party in July 2005.

We are subject to various other legal proceedings and claims which arise in the ordinary course of business. Based upon information that is currently available, we do not believe that the total impact of the other legal proceedings will materially affect our financial position or the results of our operations.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport-Haley, Inc. held its annual meeting of shareholders on April 8, 2005. The following matters were considered and approved by the shareholders:

A.           The following four directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

Ronald J. Norick	1,951,311	520,512	2,471,823
James R. TenBrook	1,951,311	520,512	2,471,823
Mark J. Stevenson	1,951,011	520,812	2,471,823
James H. Everest	1,951,311	520,512	2,471,823

B.             To ratify appointment of Hein & Associates LLP as the independent certified public accountants for Sport Haley:

Votes For	2,283,695
Votes Against	187,718
Votes Abstaining	410
Total Voted	2,471,823

ITEM 5         OTHER INFORMATION

In April 2005, Donald W. Jewell, Interim Chief Executive Officer and Senior Vice President, accepted the appointment by the Board of Directors to serve as President. Mr. Jewell’s duties as President are not expected to differ materially from his duties as Interim Chief Executive Officer. Mr. Jewell will serve as President for a term consistent with that of his service as Interim Chief Executive Officer. He will not receive any additional compensation for serving as President.

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

SPORT-HALEY, INC.
(Registrant)

Date:	May 20, 2005	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)