Form 10-K
period 2005-06-30
SPORT HALEY INC
filed 2005-10-13
CIK 892653

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  33-74876-D

SPORT-HALEY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1111669
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4600 East 48th Avenue
Denver, Colorado	80216-3215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 320-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, no par value per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 2,306,635 shares of Common Stock (the Registrant’s only common equity) held by non-affiliates was $10,541,000 based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market® on such date. For purposes of the foregoing calculation only, each of the Registrant’s officers and directors is deemed to be an affiliate. This determination of affiliate status is not a conclusive determination for other purposes.

There were 2,770,252 shares of the Registrant’s Common Stock outstanding at the close of business on September 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1.  BUSINESS

General

Sport-Haley, Inc. (also the “Company”) designs, sources, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY™ and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and specialty retail stores, and to corporate, collegiate and other markets, throughout the United States and by certain distributors within international markets. We distribute Ben Hogan® apparel pursuant to a license agreement with Callaway Golf Company (“Callaway”). Appeal for the SPORT HALEY™ and Ben Hogan® brand names are enhanced because golf professional shops, country clubs and resorts generally prefer to sell quality apparel that is not broadly distributed in other retail markets. We have focused our marketing efforts on expanding brand recognition and appeal for SPORT HALEY™ and Ben Hogan® apparel by continually improving the styling, sourcing and fabrications of our garments in order to continue to offer our customers high-quality garments at competitive prices. Other services that we offer include optional custom embroidering of our apparel with a personalized club, resort or corporate logo. Sport-Haley, Inc. was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

Products and Product Design

SPORT HALEY™ branded apparel is currently comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY™ apparel line is sold separately, it is designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY™ branded apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. SPORT HALEY™ branded apparel is marketed in the premium and mid-price markets. Our SPORT HALEY™ men’s apparel for the spring 2006 season, introduced in July 2005, consists of four separate styles of polo shirts in several separate colors each plus one outerwear piece in five separate colors.

The following table presents the suggested retail price ranges for various HALEY® apparel items:

SPORT HALEY™	Suggested Retail
Women’s Apparel	Price Range
Tops	$26	-	$72
Shorts	$38	-	$76
Pants	$46	-	$80
Sweaters	$56	-	$96
Outerwear	$38	-	$134
Accessories	$18	-	$30

SPORT HALEY™	Suggested Retail
Men’s Apparel	Price Range
Shirts	$36	-	$50
Outerwear	$ 70

Ben Hogan® men’s apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. While each product in the Ben Hogan® apparel line is sold separately, it is designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores.

The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$70	-	$174
Shorts	$68	-	$72
Pants	$88	-	$124
Sweaters	$76	-	$194
Outerwear	$94	-	$974

We closely coordinate the designing functions with our sales and production operations. The process for our design function for each collection of garments is a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques, which includes supervising the production of prototype garments. We primarily utilize in-house designers to develop our apparel collections. Our design staff is responsible for negotiating price and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for die lots, shrinkage and colorfastness. Key persons within our design and production staffs periodically visit international and domestic factories that produce SPORT HALEY™ and Ben Hogan® apparel in order to assure that quality expectation standards and production schedules are met or exceeded.

Finished apparel is generally received at our warehouse, embroidery and distribution facilities in Denver, Colorado. Some apparel items, primarily shirts and tops, are embroidered with the SPORT HALEY® or Ben Hogan® sleeve logo. Approximately 80% of men’s apparel is custom embroidered with a golf course, country club, resort or company logo, whereas only approximately 30% of women’s apparel is similarly embroidered. We maintain an electronic library of over 10,000 custom logos and utilize ten computer-controlled embroidering machines, which cumulatively have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer’s specifications, apparel receives a final inspection by quality assurance personnel. Generally, customer orders are packaged and shipped from our Denver, Colorado facility.

Sales and Marketing

Overview. We continually implement marketing strategies designed to enhance our position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the SPORT HALEY™ and Ben Hogan® brand names to establish, maintain and improve distribution channels. We implement these strategies by: (i) enhancing distribution channels through our network of independent wholesale sales representatives in an effort to add new golf professional shops to our customer base and maximize purchases from existing customers; (ii) diversifying product lines by developing new styles and designs that are natural variations on our existing apparel designs; and, (iii) intensifying marketing efforts in the premium, mid-priced and specialty retail markets.

 In fiscal 2005, 53% of our apparel sales were comprised of Ben Hogan® apparel, and SPORT HALEY™ garments and accessories accounted for 47% of our apparel sales. No single customer accounted for 5% or more of our fiscal 2005 net sales.

Golf Professional Shops, Country Clubs and Resorts. Domestic sales of SPORT HALEY™ and Ben Hogan® apparel are solicited primarily through a network of approximately 30 independent wholesale sales representatives that sell the apparel, on a commission basis, mainly to golf professional shops at country clubs, resorts, exclusive department stores and specialty retail stores in all of the 50 United States. Approximately 90% of our independent sales representatives market both our SPORT HALEY™ and Ben Hogan® apparel lines. The independent representatives, many of whom may also market other golf-related items, are responsible for generating new business and serving customers within specific geographic territories. Since January 1997, we have maintained buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from us in accordance with specific group programs. The group programs accounted for about 25% of our gross sales in fiscal 2005. International sales are made through distributors in the United Kingdom, Caribbean Islands, Mexico and Japan, and to certain U.S. military bases overseas. Historically, the vast majority of our sales have been to domestic customers. International sales represented less than 1% of our net sales in fiscal 2005.

Our executive management continues to attempt to expand the international sales of Ben Hogan® apparel among the certain international territories specified within the license agreement by establishing and maintaining distribution agreements with individual distributors in the respective markets. However, the actual growth we have achieved within those markets has been minimal.

Our sales and marketing executives are responsible for implementing marketing plans and sales programs, coordinating our network of independent wholesale sales representatives, providing customer service support and participating in industry tradeshows. Our sales and marketing executives support the sales activities of our independent sales representatives and distributors by personally assisting and training the representatives, supporting their participation in regional tradeshows, assigning specific customer service personnel to assist them within specific geographic regions, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives’ order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with our comprehensive management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls.

Information regarding our SPORT HALEY™ and Ben Hogan® brands, as well as general corporate information, may be found on our respective websites. The websites were designed to individually portray the design images inherent in our SPORT HALEY™ and Ben Hogan® brands. The SPORT HALEY™ site, located at www.sporthaley.com, utilizes a distinctive contemporary and feminine feel. The Ben Hogan® site, located at www.benhoganapparel.com, generates a masculine sense through the use of dark rich colors and club house photos of various exclusive country clubs. The corporate site, located at www.sporthaleyinc.com, includes a basic corporate overview and links to pertinent investor relations information. Each of the websites contains active links to one another. The SPORT HALEY™ and Ben Hogan® websites each include a glimpse of current and future collection offerings, design philosophies and locator systems that can direct retail customers to establishments that sell our apparel and wholesale customers to our independent sales representative in their respective geographic area. While we have not been able to quantify the effectiveness of the locator systems, we believe that they enhance our marketing efforts by enabling the end consumer to find our product lines in their area, thereby creating “pull through” sales for our current retailers and affording new customers easy access to contact information for our independent sales representative in their respective geographic region.

We introduce our distinctive SPORT HALEY™ and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, we usually book a significant number of customer orders at or following the show. Retailers attending the tradeshow also provide us with direct feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of sales forecasts and production schedules.

In order to enhance the visibility of our SPORT HALEY™ and Ben Hogan® apparel, we may from time to time establish endorsement agreements with a limited number of PGA and LPGA professionals. In accordance with an endorsement agreement, we may compensate the respective professional with apparel allowances, cash and/or other compensation.

We periodically advertise our SPORT HALEY™ and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. We also expend a portion of our advertising budget to support the sales activities of our independent sales representatives by supporting their participation in regional tradeshows. International distributors provide and pay for advertising, if any, in their respective geographic territories. In accordance with the license agreement, Callaway Golf Company also advertises the Ben Hogan® brand in golf trade industry publications and through other golf marketing channels.

We maintain a program that provided select customers with display fixtures dedicated to featuring SPORT HALEY™ brand apparel. We also maintain a program that provides certain of our customers with distinctive fixtures dedicated to featuring Ben Hogan® apparel collections. Upon the customer’s agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixtures became the property of the customer for a nominal delivery fee. The display fixture programs encourage customers to reorder a sufficient amount of garments to maintain prominent displays of large selections of SPORT HALEY™ and Ben Hogan® apparel in their stores.

Corporate Market. While we believe that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, we do not maintain inventory levels sufficient to generate significant sales within corporate markets. We have developed a limited number of direct corporate accounts, and have historically pursued this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company may also source and supply a specific product or products for special events sponsored by a corporation. SPORT HALEY™ and Ben Hogan® apparel collections are currently included, or confirmed to be included, in a variety of catalogs, including catalogs for a few Fortune 500 companies. We do not enter into formal agreements or contracts with these promotional-product companies, but we do agree that we will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Because corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific selling season, we typically feature only one collection of garments in our corporate collections each year. Corporate sales are made periodically throughout the year, and thus corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other SPORT HALEY™ and Ben Hogan® apparel collections. On a limited basis, we utilize a combination of our independent wholesale sales representatives, sales management and executives to market SPORT HALEY™ and Ben Hogan® apparel collections directly within corporate markets.

License Agreement. In May 2001, we entered into a license agreement with Spalding Sports Worldwide, Inc. (“Spalding”) that granted us the right to market men’s premium golf apparel under the Ben Hogan® brand name. In July 2002,  the license agreement was amended to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original license agreement had previously granted us the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”). In June 2003, the license agreement was amended to reflect Spalding’s name change to Top-Flite Golf and to grant us an additional license to market a full line of golf apparel bearing the Top-Flite™ brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway Golf Company (“Callaway”) purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite™ brand names licensed to us. Subsequently, Callaway requested that we delay our planned launch of Top-Flite™ branded apparel. We maintain the right to market men’s and women’s golf apparel bearing the Top-Flite™ brand name, in accordance with the terms of the license agreement. Recently, we’ve had discussions with Callaway, and we plan to introduce collections of Top-Flite™ branded apparel within the United States in the future.

Competition

The fashion golf apparel market, both domestically and internationally, is highly fragmented, and the market leader has a share of only between 10% and 15% of the total market, per the most recent “Darrell Survey” of the golf industry. We currently consider Ashworth, Cutter & Buck, Polo, Fairways & Greene, Tehama and EP Pro as our most significant competitors in the fashion golf apparel market. In addition to competing with fashion golf apparel manufacturers, we must also compete with manufacturers of high quality men’s and women’s sportswear and general leisure wear such as Nike and Adidas. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, styling and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. Many of our competitors have longer operating histories, better name recognition and greater financial, marketing and other resources. Because of the intense competition in the golf apparel and leisure wear markets, we cannot be assured of obtaining additional market share or maintaining our current market share; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins that could adversely impact our financial condition and the results of our operations.

Finished Goods Sourcing

Many of the SPORT HALEY™ and Ben Hogan® garments are made from 100% cotton fabrics. Certain men’s and women’s garments contain silk, wool, rayon or micro-fiber and certain outerwear garments contain micro-fiber, fleece or nylon. The Company’s production personnel assist the design department with the sourcing of finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods. We do not initiate any formal contractual arrangements with our suppliers, but we issue purchase orders as apparel purchases are initiated.

We contract with several outside suppliers which produce garments in accordance with our specifications regarding quality, fabrication and custom styling. Almost all of our purchases are denominated in United States dollars. We do not own or operate any domestic or foreign manufacturing facilities. While we do not maintain long-term contracts with any of our suppliers, we highly value the long-term relationships that we have established with several separate suppliers. We place orders with our suppliers as needed for delivery of specific quantities within particular date ranges by utilizing relationships we have established with certain foreign agents and foreign or domestic factories. In fiscal 2005, we purchased approximately 95% of our SPORT HALEY™ and Ben Hogan® apparel from a variety of foreign suppliers. In fiscal 2005, we purchased 43%, 11%, 8%, 7%, 6% and 5% of our finished apparel from six separate vendors, respectively. The loss of any of these significant vendors could cause substantial disruption to the Company’s short-term ability to fulfill its customers’ orders on a timely basis.

 We receive sales orders for our SPORT HALEY™ and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Because the apparel industry has long lead times, we must begin to schedule purchases and production of apparel collections in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, management devotes considerable time and effort to the revision of sales projections, item by item within our apparel collections. Our computerized management information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Seasonal Nature of Business

Fashion apparel sales within the golf industry tend to be seasonal in nature, with disproportionately higher sales occurring from early spring through early summer. Accordingly, our sales are disproportionately higher from January through June, which are our third and fourth quarters of each fiscal year, than sales from July to December, which are our first and second fiscal quarters. Pre-booked orders for our spring collections are generally solicited from July through December, and customer deliveries for the spring season are generally shipped from November through April each year. Pre-booked orders for our fall collections are generally solicited from January through June, and customer deliveries for the fall season are generally shipped from May through October each year. Spring collections typically account for about 60% of our annual sales, with the fall collections accounting for the remaining sales.

Management Information Systems and Inventory Management

We utilize integrated computer systems to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. The computer systems provide information to our executives, management, all of our internal departments and our independent wholesale sales representatives. The electronic computer system used by our independent sales representatives interfaces with the main system to provide representatives with inventory information and order entry capability and allows the representatives to order against actual inventory availability. The computer systems provide valuable information for forecasting such as analyses of sales histories, purchasing histories, and future customer commitments, all of which facilitate the management of finished goods inventories.

After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. We consider the programming and human errors, which caused us to use a standard cost assumption, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. The system was designed to utilize a series of complex valuation computations, and we determined that a manual reconstruction of the numerous amount of transactions affected by the programming and human errors was impracticable. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005 and 2004. Based upon analyses performed to compare the landed cost components of our finished goods inventories with respect to our standard cost components and analyses of the allocated overhead portion of our standard costs, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. At June 30, 2005, certain inventory items remained on hand that had been valued using the standard cost method. The methods we use to determine the standard costs of our finished good inventories have not changed since our initial analyses of such costs were performed in fiscal 2004. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

The material weakness in our internal controls over financial reporting with respect to inventory valuation impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for fiscal 2005 and 2004. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold during fiscal 2005 and 2004. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during fiscal 2005 and 2004, and because we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for fiscal 2005 and 2004. Therefore, we believe that the procedures we applied to value our finished goods inventories in fiscal 2005 and 2004 provide us with reasonable assurance that our financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

 Based upon tests we performed subsequent to June 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the system procedures, to accurately compute our finished goods inventory valuations using a weighted average cost assumption beginning in fiscal 2006.

We maintain a significant amount of finished goods inventories to meet customers’ delivery expectations and to support the continued increase in sales of Ben Hogan® apparel. Because of such factors as the long lead time between ordering and receiving packaged apparel from foreign vendors, receiving advance orders from and delivery of finished apparel to customers, and the considerable number of individual items that comprise apparel collections within a single selling season, an excess of finished goods inventories remaining at the end of a selling season is common within the golf apparel industry. Excess and previous seasons’ finished goods inventory items usually must be marketed at reduced selling prices, which negatively affects gross margins. We utilize our computer systems to assist management with controlling finished goods inventories by providing information with regard to sales forecasting, initial and reorders of finished apparel and warehouse management. The computer system was designed to increase operating efficiencies by providing better information with regard to sales forecasting, purchasing and inventory management. In fiscal 2005, we improved the methods we use to assess the recoverability of our finished goods inventories. We developed a system to better estimate our anticipated future sales in order to better forecast inventories expected to remain at the end of a current or future distribution period. Having better information available to forecast quantities and mix of unsold inventories allows us to better estimate valuations of excess inventories expected to be on hand in a future period. Having such information also allows us to better plan marketing strategies for the sales of such inventories through existing marketing channels and to better estimate the overall recoverability of our finished goods inventories. We believe that the methods we now use to evaluate our finished goods inventories produce fair valuations of our excess inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded, thereby adversely affecting our financial position and the results of our operations.

Order Placement and Backlog

Advance sales orders for the fall selling season are typically received by the beginning of June each year. Similarly, advance sales orders for the spring selling season are typically received by the beginning of December each year. Due to economic drivers such as the general economic health of and competition within the golf apparel industry, the overall USA economy and the geopolitical climate throughout the world, the trend in our advance sales orders indicates decreases in advance sales orders and increases in “at once” business. This trend adds to the difficulty associated with sales forecasting and the timing of inventory purchasing that is already complicated by the long lead times associated with procuring finished product from overseas suppliers.

Generally, we ship partial orders if they are at least 85% complete. We usually allow advance orders to be changed or canceled up to 30 days prior to the scheduled shipping date of the merchandise. Generally, we do not sell our apparel on consignment and generally do not accept returns of purchased apparel, other than apparel that is defective or damaged or which was shipped to the customer after their specified delivery date. Our new operations software affords us the ability to ship merchandise within customer-specified delivery dates, thereby reducing sales returns due to refused shipments for late delivery. As a percentage of net sales, sales returns were approximately 6% in fiscal 2005, 5% in fiscal 2004 and 5% in fiscal 2003.

Historically, the backlog of orders has not materially impacted our sales with respect to cancellations and rejections of back orders. Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor’s ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of the Company’s backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Our backlog of unfilled customer orders was less than $100,000 at June 30, 2005, which compares to approximately $400,000 in back orders as of June 30, 2004. We filled the majority of the June 30, 2005, back orders within the first few months of fiscal 2006.

Payment Terms

Generally, sales to customers are collectible within 30 days of the sale. However, on a limited basis, we may offer discounted or extended payment terms of up to 90 days. On rare occasions, payment terms may be extended on specific sales to as much as 180 days.

Trademarks

We market women’s and a limited amount of men’s fashion golf apparel under the SPORT HALEY™ label. We have begun the process to register our current SPORT HALEY™ trademarks with the United States Patent and Trademark Office. Certain of our former United States trademarks expired during 2005. We previously registered other of our former trademarks in a select number of international jurisdictions.

We also market men’s fashion golf apparel under the Ben Hogan® label. Callaway has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Callaway is also licensed to use the Ben Hogan® trademark outside of the United States. We are licensed by Callaway to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway, as amended.

Callaway has begun the process to register the Top-Flite™ trademark with the United States Patent and Trademark Office. We are licensed by Callaway to use the Top-Flite™ trademark in the United States, and its territories and possessions, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands.

Employees

At June 30, 2005, we had 68 full-time and three part-time employees, including 23 full-time and one part-time executive and administrative employees, three full-time marketing and corporate sales employees, and 42 full-time and two part-time personnel in inspection, packaging, embroidering and distribution operations. The majority of our sales representatives are independent agents. None of our employees is a member of a trade union, and we consider our relations with our employees and agents to be satisfactory.

ITEM 2.  PROPERTIES

Our executive offices and warehouse facilities are located in Denver, Colorado. Prior to negotiating an extension of the lease in September 2001, we leased approximately 82,500 square feet of floor space at the Denver location. In conjunction with the lease extension, we negotiated a reduction in the floor space leased at the Denver location. As of October 2001, we lease approximately 66,640 square feet of the available 82,500 square feet of floor space. The Denver facilities were leased at an annual base rent of approximately $255,000 in fiscal 2005. We are obligated to pay our proportionate share of taxes, insurance and maintenance expenses for the leased space.

ITEM 3.   LEGAL PROCEEDINGS

As previously reported, in September 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, Inc., Robert G. Tomlinson, our late Chairman and former Chief Executive Officer, and Steve S. Auger, our former Controller (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of our former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-

Haley’s fiscal years 2000, 1999 and 1998. The amended complaint alleges that Sport-Haley, Inc. violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted Sport-Haley, Inc. in violation of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has concluded. No trial date has yet been determined. Subject to our Bylaws and Colorado law, we agreed to indemnify Mr. Tomlinson and Mr. Auger, and we have advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the action by the Defendants are covered by the applicable liability insurance, subject to a policy retention, which has been satisfied, and other limitations. After Mr. Tomlinson’s death in September 2004, the Commission filed a motion to dismiss Mr. Tomlinson from the action without prejudice, and the Court granted the motion. In July 2005, we submitted a settlement proposal to the Commission’s Denver regional office, which the parties agreed to amend in September 2005. If the amended settlement proposal is approved by the full Commission in Washington D.C., the litigation against us would end, without further material impact on our financial position or the results of our operations. Counsel to Mr. Auger has informed us that a settlement proposal has also been submitted to the Denver office on his behalf, which, if approved, would also end the litigation against him. The Court has issued an Order requiring the settlements, if approved by the full Commission, be submitted to the Court by no later than October 30, 2005. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that we will incur defending the Commission’s allegations if our amended settlement offer is not accepted. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that we might be required to pay, and other relief, could further negatively impact our financial position and the results of our operations.

In filing our annual report on Form 10-K for fiscal 2000, we restated previously issued financial statements. In March 2001, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages suffered as a result of the restatements of our financial statements for fiscal years 1999 and 1998 and the corrections of material information for the quarterly periods of fiscal years 2000, 1999 and 1998. Also, counsel to the former auditors previously advised us that the former auditors may file certain claims against us, possibly including allegations of unpaid fees. Neither have we nor our former auditors filed any legal action to assert any of these claims. Based upon the information that is currently available, we do not believe the impact, if any, of an award to the former auditors, if they were to initiate a formal action against us, would materially affect our financial position or the results of our operations. The parties have scheduled a non-binding mediation session before a neutral party in November 2005.

As of June 30, 2005, we had cumulatively incurred $1,100,000 in potentially recoverable costs related to the restatements of our fiscal year 1999 and 1998 financial statements and the correction of material information for the fiscal quarters of years 2000, 1999 and 1998, an investigation and subsequent civil action initiated by the Commission and a class action lawsuit that has been settled. The policy retention for such costs has been satisfied, and one of our insurance carriers had reimbursed us $401,000 as of June 30, 2005. Amounts recovered from our insurance carriers are generally offset against other related legal expenses in the period within which they are recovered, or recoverability is reasonably assured, except that amounts recovered are included in other income to the extent that such recovery exceeds legal expenses for related matters incurred within the period for which the recovery is recorded. We recorded offsets to legal expenses totaling $88,000, $204,000 in fiscal years 2005 and 2004, respectively, and recorded other income of $109,000 in fiscal year 2005 with regard to reimbursements from our insurance carriers.

We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. Based upon information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect our financial position or the results of our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market® under the trading symbol “SPOR.” The following table sets forth the range of high and low sale prices of our common stock, as reported by The Nasdaq Stock Market®, from July 1, 2002 through June 30, 2005. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not be representative of actual transactions.

	High	Low
Fiscal Year 2005
Fourth Quarter	$4.990	$2.970
Third Quarter	4.370	4.000
Second Quarter	4.889	3.830
First Quarter	4.990	3.812

Fiscal Year 2004
Fourth Quarter	$6.000	$5.000
Third Quarter	6.090	4.230
Second Quarter	4.590	3.840
First Quarter	4.640	3.830

Fiscal Year 2003
Fourth Quarter	$4.300	$3.700
Third Quarter	4.000	3.150
Second Quarter	3.500	3.180
First Quarter	4.100	3.150

As of April 8, 2005, we estimate that there were approximately 900 holders of record of our common stock. The vast majority of our shares are held in “street name,” and the actual number of holders of record may differ from our estimate. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors from time to time. No dividends have been paid on our common stock throughout the history of the Company, and the Board of Directors does not anticipate that dividends will be declared in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements of operations data for each of the fiscal years in the three-year period ended June 30, 2005, and the balance sheets data at June 30, 2005 and 2004, are derived from the financial statements of Sport-Haley, Inc. which have been audited by Hein & Associates LLP, an independent registered public accounting firm, as indicated in their report included herein. The consolidated statements of operations data for each of the fiscal years ended June 30, 2002 and 2001, and the balance sheets data at June 30, 2002 and 2001, include the amounts of Sport-Haley, Inc. and our former wholly-owned subsidiary, B&L Sportswear, Inc., which ceased business operations in August 2001 and was liquidated in May 2002. All significant inter-company transactions were eliminated from the consolidated financial data. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley, Inc.

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data (2002 and 2001 Consolidated):
Net sales	$22,041	$20,800	$19,196	$17,099	$21,714
Cost of goods sold	15,689	13,619	11,873	12,915	15,141
Gross profit	6,352	7,181	7,323	4,184	6,573
Operating expenses	9,833	8,737	8,026	6,886	7,967
Impairment of fixed assets	0	0	0	0	254
Loss from operations	(3,481)	(1,556)	(703)	(2,702)	(1,648)
Other income and expenses, net	208	116	135	346	591
Loss from operations before (provision for) benefit from income taxes	(3,273)	(1,440)	(568)	(2,356)	(1,057)
(Provision for) benefit from income taxes	(8)	(746)	180	1,383	291
Net loss	$(3,281)	(2,186)	$(388)	$(973)	$(766)

Loss per common and equivalent shares outstanding (basic and diluted)	$(1.29)	$(0.89)	$(0.15)	$(0.33)	$(0.22)

Weighted average common and equivalent shares outstanding (basic and diluted)	2,548	2,448	2,621	2,938	3,439

	June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Balance Sheets Data: (2002 and 2001 Consolidated):
Working capital	$14,814	$17,503	$19,180	$20,766	$22,581
Total assets	17,490	20,771	21,545	23,525	25,383
Long-term debt	0	0	0	0	0
Total liabilities	1,751	2,148	1,118	1,753	1,097
Shareholders’ equity	15,739	18,623	20,427	21,772	24,286
Net book value per share of common stock	$5.95	$7.37	$8.36	$7.97	$7.42

The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2005 and 2004:

					Year
	Fiscal Quarter Ended				Ended
	Sep 30	Dec 31	Mar 31	Jun 30	Jun 30
Quarterly Financial Data – Unaudited (in thousands, except per share data)
Fiscal 2005:
Net sales	$5,570	$5,000	$4,455	$7,016	$22,041
Cost of goods sold	3,800	4,542	2,823	4,524	15,689
Gross profit	1,770	458	1,632	2,492	6,352
Other operating costs	3,057	2,516	2,287	1,973	9,833
Other income and expense, net	11	52	75	70	208
Provision for income taxes	0	0	(6)	(2)	(8)
Net income (loss)	$(1,276)	$(2,006)	$(586)	$587	$(3,281)
Earnings (loss) per common share
Basic	$(0.52)	$(0.77)	$(0.23)	$0.23	$(1.29)
Diluted	$(0.52)	$(0.77)	$(0.23)	$0.20	$(1.29)

Weighted average shares outstanding
Basic	2,456	2,545	2,545	2,564	2,548
Diluted	2,456	2,545	2,545	2,741	2,548

Fiscal 2004:
Net sales	$4,312	$4,763	$5,365	$6,360	$20,800
Cost of goods sold	2,672	2,905	3,275	4,767	13,619
Gross profit	1,640	1,858	2,090	1,593	7,181
Other operating costs	1,945	1,901	2,534	2,357	8,737
Other income and expense, net	54	71	(18)	9	116
(Provision for) benefit from income taxes	90	(17)	(231)	(588)	(746)
Net income (loss)	$(161)	$11	$(693)	$(1,343)	$(2,186)

Earnings (loss) per common share
Basic	$(0.07)	$0.01	$(0.28)	$(0.55)	$(0.89)
Diluted	$(0.07)	$0.00	$(0.28)	$(0.55)	$(0.89)

Weighted average shares outstanding
Basic	2,445	2,445	2,450	2,471	2,448
Diluted	2,445	2,706	2,450	2,471	2,448

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this filing that are not historical facts are forward-looking statements. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. When used in this report, the words “may,” “will,” “will likely result,” “will continue,” “expect,” “anticipate,” “continue,” “estimate,” “plan,” “project,” “intend,” “believe” and similar expressions, variations or negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, although not all forward-looking statements contain such identifying words. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. The reader should be aware that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategies, operating results and financial position of Sport-Haley, Inc. could differ materially from those expressed in, or implied by, such forward-looking statements.

Our business in general is subject to certain risks including the following:

•                  The demand for our products may decrease if the popularity of golf decreases or if other factors, such as adverse business conditions, a sluggish economy or inclement weather, cause golfers not to patronize golf professional shops.

•                  We must continue to successfully anticipate fashion trends, design apparel that is accepted by consumers as fashionable and stylish and maintain an adequate product mix thereof in order to continue to have market acceptance.

•                  Our sales are seasonal, and historically sales from July through December, which comprise our first and second fiscal quarters, are weaker than sales from January through June, which comprise our third and fourth fiscal quarters.

•                  The market for golf apparel is extremely competitive; price competition or industry consolidation could weaken our competitive position. In order to maintain our competitive position, we must effectively advertise and communicate within the marketplace and successfully penetrate our chosen distribution channels.

•                  We maintain a significant level of finished goods inventories to support our sales volume and our limited corporate apparel program. Disposal of excess prior seasons’ inventories at reduced margins is an inherent characteristic within the golf apparel industry, but a significant amount of sales at the lower margins dictated by the disposition of excess inventories may impair our financial condition and the results of our operations. Write-downs with regard to obsolete inventories could also continue to adversely affect our financial condition.

•                  We depend on timely delivery of finished garments from our suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, and transportation difficulties, and others, could adversely affect our ability to make timely delivery of finished garments to our customers.

•                  Our significant reliance on foreign suppliers enhances the risk that revenues might be adversely affected if a foreign shipment were lost or significantly delayed. We maintain insurance for risk of loss including those relating to raw materials inventories shipped between foreign vendors and finished goods inventories shipped from foreign suppliers to our distribution facilities in Denver, Colorado. However, significant reliance on foreign suppliers heightens the risk that we would be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

•                  Our significant reliance on foreign suppliers sustains the risk that revenues might be adversely affected by changes in international trade quota systems for apparel or by deterioration in political and international trade relations between the United States of America and the foreign countries where the suppliers are located.

•                  We purchase significant amounts of finished apparel from several separate foreign suppliers. While we believe that we could obtain finished apparel from numerous other suppliers, if we were to lose or terminate the services of any of these significant suppliers, our short-term ability to fulfill customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

•                  We maintain a close working relationship with a certain foreign person who is responsible for maintaining relationships with and monitoring the performance of certain of our foreign suppliers. While we believe that we could utilize other such persons to perform similar services, if we were to lose or terminate the services of this individual, our short-term ability to fulfill customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

•                  Our significant reliance on foreign suppliers requires that we maintain satisfactory relationships with a commercial banking institution in order to have adequate access to capital to finance inventory purchases from the foreign suppliers via import letters of credit. While we believe that we could obtain access to capital from other sources, if the commercial banking institution were to terminate or not to renew the line of credit agreement that we maintain with the institution, our short-term ability to purchase finished goods inventories from foreign suppliers could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

•                  An ever increasing percentage of our net sales are derived from sales related to the license agreement with Callaway to market and distribute Ben Hogan® apparel. While we believe that we maintain a satisfactory relationship with Callaway, an early termination of the license agreement could negatively impact our financial position and results of our operations significantly.

•                  As previously reported, Sport-Haley, Inc., our late Chairman and our former Controller, have been named in a civil enforcement action by the Securities and Exchange Commission (the “SEC”). We have incurred a significant amount of legal and other expenses defending the SEC action. Subject to the terms of applicable insurance coverage, we may incur additional expenses, including Company resources and executive time, in responding to and defending the action, which could negatively impact our financial position and the results of our operations. We have submitted a settlement proposal to the SEC, but, if the settlement proposal is not approved by the full Commission, Sport-Haley, Inc. and the named individuals could be subject to certain civil penalties and disgorgement, if the SEC action were successful, which could negatively impact our financial position and the results of our operations.

•                  The increased threats of terrorist activities in the United States, the conflict in Iraq and other international conflicts may have adversely affected our sales. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. International conflicts and other geopolitical conditions resulting from threats or acts of war or terrorism and responses thereto may have continued to affect the travel and leisure sectors that had already been negatively impacted by the general economic downturn experienced during previous years. Our sales could decrease if the USA economy weakens due to these or other factors.

•                  We may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

•                  Businesses in general are ever increasingly dependent upon computer information systems. We must continually establish and sustain controls with regard to maintaining the integrity of our technology and information systems in order to adequately manage business activities and control costs and expenses.

•                  On a limited basis, we advance monies to certain of our independent wholesale sales representatives under agreements whereby the sales representatives reimburse us as they earn monthly sales commissions. Our financial results may be adversely affected should the sales representatives not generate wholesale sales sufficient to justify the amounts advanced to them under the agreements.

There may be other factors not mentioned above, in the discussion below or included in our other Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in this Report on 10-K. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. We consider the programming and human errors, which caused us to use a standard cost method, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. The system was designed to utilize a series of complex valuation computations, and we determined that a manual reconstruction of the numerous amount of transactions affected by the programming and human errors was impracticable. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005 and 2004. Based upon analyses performed to compare the landed cost components of our finished goods inventories with respect to our standard cost components and analyses of the allocated overhead portion of our standard costs, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005.  At June 30, 2005, certain inventory items remained on hand that had been valued using the standard cost method. The methods we use to determine the standard costs of our finished good inventories have not changed since our initial analyses of such costs were performed in fiscal 2004. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

The material weakness in our internal controls over financial reporting with respect to inventory valuation impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for fiscal 2005 and 2004. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold during fiscal 2005 and 2004. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during fiscal 2005 and 2004, and because we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for fiscal 2005 and 2004. Therefore, we believe that the procedures we applied to value our finished goods inventories in fiscal 2005 and 2004 provide us with reasonable assurance that our financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

 Based upon tests we performed subsequent to June 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the system procedures, to accurately compute our finished goods inventory valuations using a weighted average cost assumption beginning in fiscal 2006.

Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our reserves for inventory obsolescence to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences. During fiscal 2005, we recorded finished goods inventories write-downs of $1,403,000, including a write-down of $165,000 during the fourth fiscal quarter. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at June 30, 2005, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2005, our allowance for doubtful accounts totaled $377,000, including specific reserves approximating $151,000 with respect to certain delinquent customer accounts. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At June 30, 2005, the Company’s allowance for sales returns was $286,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates

During fiscal 2004, we began offering our independent wholesale sales representatives the right to return sample garments, at the end of the related marketing period for such merchandise, at no charge to the sales representative. Previously, we invoiced the sales representatives for sample garments at discounted wholesale prices. The right to return offered to the representatives caused us to adopt a policy to account for the sample garments in a manner consistent with our accounting for consigned inventories, whereby we capitalize the cost of sales of such shipments. Further, we record an allowance to completely offset the amount receivable from the representatives for the garments and reverse the corresponding revenue effect of the sale. The sales representative’s accounts receivable balance, the related allowance and inventory costs are adjusted and a sale is recorded when the sales representative reimburses us for the cost of sample garments or the term for which the right of return was granted, expires. Upon return of the garments to us, the sales representative’s accounts receivable balance and the related allowance are adjusted accordingly, the corresponding revenue effect of the return is reversed and the inventory items are returned to stock. During 2005, we discontinued the program that granted our independent sales representatives the right to return sample garments. At June 30, 2005, our allowance for returns of sales representatives sample garments was $28,000. Because the shipments and returns of sample garments made under the right to return policy must be tracked and adjusted manually, actual shipments and returns made in accordance with that policy may differ from our estimates.

Results of Operations

The following table sets forth the percentage of net sales represented by items included in or derived from our statements of income for its fiscal years ended June 30, 2005, 2004 and 2003, 2002 and 2001:

	Fiscal Year Ended June 30, (2002 and 2001 Consolidated)
	2005	2004	2003	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.2	65.5	61.9	75.5	69.7
Gross profit	28.8	34.5	38.1	24.5	30.3
Other operating costs	44.6	42.0	41.8	40.3	36.7
Impairment of fixed assets	0.0	0.0	0.0	0.0	1.2
Loss from operations	(15.8)	(7.5)	(3.7)	(15.8)	(7.6)
Other income and expenses, net	0.9	0.7	0.7	2.0	2.7
Loss from operations before (provision for) benefit from income taxes	(14.9)	(6.9)	(3.0)	(13.8)	(4.9)
(Provision for) benefit from income taxes	(0.0)	(3.6)	1.0	8.1	1.4
Net loss	(14.9)%	(10.5)%	(2.0)%	(5.7)%	(3.5)%

Comparison of Fiscal Years Ended June 30, 2005 and 2004. Net sales for fiscal 2005 were $22,041,000, an increase of $1,241,000, or 6%, as compared with net sales of $20,800,000 for fiscal 2004. We attribute the difference in net sales to factors such as the continued growth in sales of Ben Hogan® apparel collections offset by the discontinuance of our HALEY RESERVE men’s fashion apparel and a continued decrease in sales of SPORT HALEY™ women’s fashion apparel.

For fiscal 2005, our net sales of Ben Hogan® apparel collections were $11,209,000, an increase of $4,257,000, or 61%, from net sales of $6,951,000 in fiscal 2004. The increase in net sales between the fiscal years is indicative of the growth we have achieved with our Ben Hogan® collections within the premium-priced golf apparel market. Ben Hogan® is marketed in accordance with a license agreement we maintain with Callaway Golf Company (“Callaway”). The growth we have achieved with the Ben Hogan® collections since the inception of the license agreement far exceeds the minimum calendar year sales requirements of the agreement, and we consider the license agreement with Callaway to be a key component of our overall business strategies. While we believe that we have a strong working relationship with Callaway, our trend of continuing increases in sales of licensed apparel since the introduction of Ben Hogan® golf apparel collections, sustains a risk of loss should the license agreement with Callaway be terminated by either party.

As previously reported, we discontinued our HALEY RESERVE men’s fashion apparel beginning with our spring 2005 selling season, in part because of its diminishing sales and in part because we had expected to introduce Top-Flite™ branded apparel in its place within our distribution channels. We began shipping our spring 2005 apparel collections during November 2004. We believe that the discontinuance of our HALEY RESERVE men’s fashion apparel negatively impacted our fiscal 2005 sales by at least $2,500,000, the total of our net sales for such apparel during our spring 2004 selling season. Historically, sales within our HALEY branded apparel have been disproportionately comprised of greater sales of women’s apparel than of men’s apparel. Overall, net sales of our HALEY branded apparel decreased by $3,000,000, or 23%, from net sales of $12,786,000 for fiscal 2004 to net sales of $9,786,000 for fiscal 2005. The continued decline in sales of our SPORT HALEY™ women’s fashion apparel appears to be related to a shrinking market for women’s golf apparel, because our customers appear to be placing less importance on women’s fashion golf apparel within their shops. In fiscal 2004, we consolidated our network of independent wholesale sales representatives to allow our representatives to market both our SPORT HALEY™ women’s collections and our Ben Hogan® men’s collections simultaneously. We believe that the natural synergies between the two brands will assist us with mitigating the negative effects on our operations associated with a shrinking of the women’s golf apparel market.

For fiscal 2005, Ben Hogan® branded apparel revenues accounted for 51%, HALEY® branded apparel revenues accounted for 44% and embroidering and shipping revenues accounted for 5% of our net sales, respectively. Comparatively, for fiscal 2004, Ben Hogan® branded apparel revenues accounted for 33%, HALEY® branded apparel revenues accounted for 61% and embroidering and shipping revenues accounted for 6% of our net sales, respectively.

Gross profit for fiscal 2005 was $6,352,000, a decrease of $829,000, or 12%, as compared with $7,181,000 in fiscal 2004. The difference in gross profit between the fiscal years was primarily attributable to the following factors: (i) As previously reported, during fiscal 2005, we revised our procedures used to assess the recoverability of our finished goods inventories by using an improved method that calculates the estimated sales value based upon the quantities and mix of inventories that are expected to remain at the end of the selling season, rather than an estimate based upon the total number of units on hand that we used previously. Using the new recoverability assessment method, the net effect of inventory write-downs negatively impacted our gross profit for fiscal 2005 by $1,403,000. Comparatively, in fiscal 2004, inventory write-downs negatively impacted our gross profit by $635,000. (ii) In fiscal 2005, we disposed of a significant portion of our excess finished goods inventories relating to our fall 2004 and prior selling seasons. As we previously reported, in December 2004, we sold substantially all of our discontinued or aging finished goods inventories from the spring 2004 and earlier selling seasons to a major retailer. While we had previously estimated the recoverability of those inventories, we recognized an additional loss of $179,000 upon their disposition in December 2004. Because we have not recognized a material loss on additional dispositions of aging or obsolete finished goods inventories after December 2004, we believe that the methods we now use to estimate the recoverability of our finished goods inventories produce a fair estimate of their respective value. (iii) As previously reported, in conjunction with performing procedures recommended by the developer of our software that were designed to correct a prior system malfunction, we performed a physical count of our finished goods inventories and performed a detailed review of our component inventories at December 31, 2004. The physical inventory caused us to reduce the value of our finished goods inventories by $53,000 and the detailed review caused us to reduce the value of our component inventories by $300,000 at December 31, 2004. The reductions in value similarly increased our cost of goods sold at December 31, 2004, thereby negatively impacting our gross profit for the period.

Gross margin for fiscal 2005 was 29%, a decrease of 6%, from 35% in fiscal 2004. Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead and other charges, custom embroidery costs and freight-out in our cost of goods sold. Amounts invoiced to our customers for custom embroidery as well as shipping and handling charges are included as components of our net sales. Our overhead allocation includes certain of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We include royalty payments, relating to sales of licensed apparel, in other operating costs.

Selling, general and administrative expenses were $9,036,000 in fiscal 2005, an increase of $831,000, or 10%, from $8,205,000 in fiscal 2004. The increase between fiscal years was due to a combination of several separate factors. Subsequent to the death of our Chairman in September 2004, we paid $650,000 in severance and other compensation expense to the late Chairman’s estate. Similarly, upon the departure of our former Chief Executive Officer in October 2004, we accrued $520,000 in severance and other compensation that is generally payable to the former executive over a three-year period ending in March 2008. The death of our former Chairman and the departure of our former Chief Executive Officer contributed to a decrease in our total salary and other payroll expenses for fiscal 2005. Salary and other payroll expenses, net of severance costs, totaled $3,341,000 in fiscal 2005, a decrease of $149,000, or 4%, from $3,490,000 in fiscal 2004. As we previously reported, near the end of December 2004, we performed a detailed analysis of the individual categories of our selling, general and administrative expenses, and we used our evaluation as a tool to streamline our operations further. We are continuing to focus our efforts to find additional ways to decrease our overall operating expenses. As a percentage of sales, our selling, general and administrative expenses were 41% and 39% for fiscal 2005 and 2004, respectively.

Royalty expense for fiscal 2005 was $797,000, an increase of $265,000, or 50%, from $532,000 for fiscal 2004. The increase in royalty expense between the fiscal years was directly related to the increase in net sales of our Ben Hogan® apparel collections.

Total other income, net, for fiscal 2005 was $208,000, an increase of $92,000, or 79%, from $116,000 in fiscal 2004. The increase was primarily due to the difference between the fiscal years in the amounts of and the rates of interest earned on cash equivalents and marketable securities. During fiscal 2005, interest rates earned on our near risk-free investments improved slightly over the nearly all-time lows earned on such investments in fiscal 2004. Cash equivalents and marketable securities are purchased from time to time in accordance with guidelines, which our Board of Directors previously approved, designed to maximize the rates of return achieved on near risk-free investment balances.

Loss from operations before provision for income taxes for fiscal 2005 was ($3,273,000), a difference of ($1,833,000), or 127%, from ($1,440,000) for fiscal 2004. Net loss for fiscal 2005 was ($3,281,000), a difference of ($1,095,000), or 50%, from ($2,186,000) for fiscal 2004. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net loss arose because of the differences in the financial statement effects of our valuations with respect to net deferred tax assets between the fiscal years. The valuation of net deferred taxes between years may cause variations in effective tax rates that can vary significantly due to differences between the methods of recording certain transactions for financial statement purposes versus the methods for recognizing those transactions for tax purposes within the same fiscal period. Certain expenses recorded for financial statement purposes may not be deductible for tax purposes and certain deductions for tax purposes may not be recorded for financial statement purposes within the same fiscal year. For fiscal 2004, our provision for income taxes was $746,000, primarily because we increased a valuation allowance to effectively reduce our net deferred tax assets to zero. We periodically review and adjust our valuation for deferred tax assets based upon the most current information available. Because of our trend of net losses in the current and most-recent prior years, we believe that it is more probable than not that none of our deferred tax assets will be recovered, and, in fiscal 2005, we maintained the valuation allowance that effectively reduces our deferred tax assets to zero. While we continue to explore strategic alternatives to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of our deferred tax assets may differ materially from our estimates. Income tax expense for the period equals taxes payable for the period plus the change during the period in our net deferred tax assets. In fiscal 2005 and 2004, we paid $8,000 and $0 in applicable federal and state income taxes, respectively.

Basic and diluted losses per share were ($1.29) and ($0.89) for fiscal years 2005 and 2004, respectively. Due to the net losses for the respective fiscal years, all outstanding options were anti-dilutive and therefore excluded from the loss per share calculations.

Comparison of Fiscal Years Ended June 30, 2004 and 2003. Net sales for fiscal 2004 were $20,800,000, an increase of $1,604,000, or 8%, as compared with $19,196,000 for fiscal 2003.The increase was primarily attributable to a continued increase in the sales of Ben Hogan® apparel combined with a continued decline in the sales of SPORT HALEY™ apparel. The increase in Ben Hogan® apparel sales exhibits growth we achieved within the premium price market for such apparel and is indicative of our effective strategies to maximize revenues associated with the Callaway license agreement. The continued decline in sales of SPORT HALEY™ apparel greatly concerned us. We believed that the generally flat United States economy throughout fiscal 2004 contributed greatly to the depressed sales of SPORT HALEY™ apparel. The sluggish economic conditions especially adversely affected sales of women’s golf apparel throughout fiscal 2004. Since women’s apparel comprises a predominant portion of SPORT HALEY™ apparel sales, we may have been more significantly affected by the sluggish economic conditions than other competitors within the golf apparel industry. While the golf apparel market is basically comprised of 75% men’s apparel and 25% women’s apparel, historically, our SPORT HALEY™ apparel sales have typically been comprised of 30% men’s apparel and 70% women’s apparel. Sales of SPORT HALEY™ men’s apparel steadily declined for several years and were considerably less in fiscal 2004 than in previous years. Management spoke with a few long-time customers that have indicated they were beginning to place less of an importance on stocking women’s golf apparel collections. Therefore, we expected that the trend of increasing sales of Ben Hogan® apparel and declining sales of SPORT HALEY™ apparel may continue into the foreseeable future. We believe that there are natural synergies common to Ben Hogan® men’s apparel and SPORT HALEY™ women’s apparel. Thus, during fiscal 2004, we continued to consolidate our independent wholesale sales forces, and approximately 90% of our independent sales representatives marketed both brands at June 30, 2004. By marketing Ben Hogan® men’s apparel in conjunction with SPORT HALEY™ women’s apparel, we attempt to maintain our market share with current women’s apparel customers and to expand the distribution channels for women’s apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men’s apparel, which has broader appeal within the golf apparel markets.

For fiscal 2004, the SPORT HALEY™ men’s and women’s lines accounted for 21% and 30% of total net sales, respectively. The SPORT HALEY™ Elements line accounted for 10% of total net sales, and Ben Hogan® apparel accounted for 33% of total net sales. The remaining 6% was comprised of embroidering and shipping revenues.

For fiscal 2003, the SPORT HALEY™ men’s and women’s lines accounted for 29% and 34% of total net sales, respectively. The SPORT HALEY™ Elements line accounted for 8% of total net sales, and Ben Hogan® apparel accounted for 23% of total net sales. The remaining 6% was comprised of embroidering and shipping revenues plus sales at the retail factory outlet store, which we used to sell prior seasons’ and other inventories at discounted retail prices. The retail factory outlet store was closed in January 2002.

Gross profit for fiscal 2004 was $7,181,000, a decrease of $142,000, or 2%, as compared with $7,323,000 in fiscal 2003. The decrease was primarily attributable to the continued build up of excess and obsolete finished goods inventories during fiscal 2004. While excess and obsolete inventories are common within any apparel business, maintaining a minimum level of such inventories is a critical factor to the success an apparel business. Obsolete inventories are an especially critical factor to our success, because a significant portion of our inventories is comprised of women’s apparel. While obsolete men’s golf apparel may be disposed of through several different outlets, market options available for the disposal of women’s golf apparel are very limited. Therefore, our obsolete women’s inventories are much more sensitive to devaluation than are our men’s inventories. Our management performs quarterly analyses of our obsolete inventories and adjusts our reserve for inventory obsolescence to reduce the carrying value of obsolete inventories to their estimated net realizable value. Adjustments to the inventory valuation allowance are included as a component of our cost of goods sold. An increase in obsolete inventories in fiscal 2004 affected cost of goods sold by $635,000, while a decrease in obsolete inventories in fiscal 2003 affected cost of goods sold by ($895,000), respectively.

Gross margin for fiscal 2004 was 35%, a decrease of 3%, from 38% in fiscal 2003. The margin erosion in fiscal 2004 was primarily attributable to the effects of our build-up in excess and obsolete finished goods inventories. Our management was extremely concerned about the continued build up. In April 2004, we performed an extensive evaluation of the processes we used for merchandise planning, product forecasting and excess inventory disposal. The evaluation spawned inventory reduction initiatives for the disposal of excess inventories that utilized both current channels of distribution and large discount retail chains. Management expected that the inventory reduction initiatives and enhancements to our software systems would enable us to significantly reduce the levels of our finished goods inventories throughout fiscal 2005. Management expected to reduce our finished goods inventories to approximately $6,000,000 by December 31, 2004, and to further reduce them to around $5,000,000 by June 30, 2005.

Selling, general and administrative expenses for fiscal 2004 were $8,737,000, an increase of $711,000, or 9%, as compared with $8,026,000 in fiscal 2003. A significant portion of the increase was attributable to operating costs associated with Ben Hogan® apparel. Selling, general and administrative expenses with respect to Ben Hogan® for fiscal 2004 were approximately $1,839,000, an increase of $355,000, or 24%, from $1,484,000 in fiscal 2003. Contributing factors included in the increased Ben Hogan® selling, general and administrative costs were: higher amount of royalties paid to Callaway and commissions paid to independent sales representatives on a corresponding increase in sales of Ben Hogan® apparel; and, other increases in general expenses necessary to support the continued increase sales of Ben Hogan® apparel. Another contributing factor to the total increase in selling, general and administrative expenses was an increase in total personnel expenses, a significant portion of which was attributable to severance compensation of $150,000 payable to the Company’s former President upon his termination at March 31, 2004. Legal defense costs with respect to a Securities and Exchange Commission investigation and civil enforcement action and a class action lawsuit filed against Sport-Haley, Inc. and certain of its current and former officers and directors continued to contribute to increased selling, general and administrative expenses in fiscal 2004. Such legal costs approximated $402,000 and $103,000 in fiscal 2004 and 2003, respectively. In September 2004, the Company received a reimbursement of approximately $204,000 from one of its insurance carriers relating to legal costs associated with the Securities and Exchange Commission civil action and class action matters. The Company recorded the $204,000 as a receivable at June 30, 2004, and offset fiscal 2004 legal expenses by the same amount. Subject to the terms of the applicable insurance policies, we expected to receive further reimbursements for the costs of defense of the Securities and Exchange Commission action as we had met the applicable retention amount. As a percentage of net sales, selling, general and administrative expenses were 42% for both fiscal 2004 and 2003.

Total other income, net, for fiscal 2004 was $116,000, a decrease of $19,000, or 14%, as compared with $135,000 in fiscal 2003. The decrease was primarily due to the difference between the fiscal years in the amounts of, and the rates of interest earned on, cash equivalents and marketable securities. During fiscal 2004, interest rates on virtually risk-free investments continued at or near all-time lows. We continued to search for investment alternatives available within the guidelines approved by our Board of Directors in order to maximize the rates of return achieved on cash equivalents and marketable securities.

Income (loss) from operations before (provision for) benefit from income taxes for fiscal 2004 was ($1,440,000), a decline of $872,000, or 154%, as compared with ($568,000) in fiscal 2003. Net loss for fiscal 2004 was ($2,186,000), a decline of $1,798,000, or 463%, as compared with ($388,000) in fiscal 2003. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net losses between the fiscal years arose because of the differences in effective tax rates for financial statement, as opposed to tax, purposes. The effective tax rate in any fiscal year can vary significantly from the effective tax rate in another year due to differences between the methods of recording certain transactions for financial statement versus the methods of recognizing those transactions for tax purposes. Certain deductions recognized for tax purposes may not be recorded for financial purposes in the same fiscal year, and certain expenses recorded for financial statement purposes may not be deductible for tax purposes in the same fiscal year. The proportional disparity in (provision for) benefit from income taxes between fiscal 2004 and fiscal 2003 was primarily caused by differences in the valuation of net deferred tax assets. Because of the Company’s trend of net losses in the current and most recent prior years, management believed that it was more probable than not that none of our net deferred tax assets would be recovered. Therefore, we increased our valuation allowance at June 30, 2004, to effectively reduce our net deferred tax assets to zero.

Liquidity and Capital Resources

Our primary sources of liquidity are derived from our available cash and cash equivalents, cash flows from operations and a working capital line of credit with a commercial bank. We require cash for our general working capital purposes. We do not anticipate requiring material amounts of cash for capital expenditures over the next 12 months. To the extent our cash balance is insufficient to finance our working capital needs, we may also make periodic borrowings under our revolving line of credit. Our working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of finished goods inventories for the spring/summer and fall/holiday selling seasons, respectively.

Working capital was $14,814,000 and $17,503,000 at June 30, 2005 and 2004, respectively. Cash and cash equivalents plus marketable securities totaled $ 7,721,000 and $4,429,000 at June 30, 2005 and 2004, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

Net cash provided by (used in) operating activities totaled $3,134,000, ($1,893,000) and ($1,398,000) for fiscal years 2005, 2004 and 2003, respectively. The primary components of adjustments to reconcile net loss to cash provided by (used in) operating activities were changes between fiscal years relating to impairments and write-downs, deferred taxes, provisions for doubtful accounts and sales returns, accounts receivable, inventories, income taxes receivable, accounts payable, and accrued commissions and other expenses.

•                  Adjustments for impairments and write-downs affected net cash provided by (used in) operating activities by $1,403,000 in fiscal 2005, $707,000 in fiscal 2004 and $259,000 in fiscal 2003. The effects on net cash provided by (used in) operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the apparel business, excess inventories left over at the end of each selling season (“previous seasons’ inventories”) are common within the industry. Throughout each fiscal year, we market previous seasons’ inventories through our ordinary marketing channels. At or near the end of each fiscal quarter, we identify and revalue obsolete inventories, primarily consisting of previous seasons’ inventories, to estimated disposition values. Write-down charges relating to excess inventories have adversely affected our earnings and cash flows for the last several years. In fiscal 2004, we enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize the future adverse financial effect associated with the devaluation of obsolete inventories. In fiscal 2005, we sold a significant portion of our previous seasons’ inventories and refined our procedures to better estimate the recoverability our finished goods inventories, and we established new procedures for purchasing finished goods inventories designed to minimize the quantities expected to remain at the end of each selling season.

•                  The effects on net cash provided by operating activities caused by changes in deferred taxes primarily represent the change in expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts. We maintain a valuation allowance to reduce our net deferred tax assets to the net amount expected to be recovered in future periods. In fiscal 2004, because of the Company’s trend of net losses in the current and most recent prior years, we determined that it was more probable than not that none of our deferred tax assets would be recovered. Accordingly, since June 30, 2004, we have maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates. Deferred taxes affected net cash provided by (used in) operating activities by $0 in fiscal 2005, $746,000 in fiscal 2004 and ($170,000) in fiscal 2003.

•                  The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. As of June 30, our allowances for doubtful accounts were $377,000 in fiscal 2005, $454,000 in fiscal 2004 and $316,000 in fiscal 2003. The allowances for 2005 and 2004 included specific reserves of $151,000 and $175,000 with respect to certain customer accounts receivable, respectively. We believe that the decrease in the fiscal 2005 allowance, when compared with fiscal 2004 allowance, is attributable to the changes in our collection methods that we instituted in fiscal

2004. The changes in our collection methods help us to shorten the collection process with regard to past due accounts, thereby minimizing potentially uncollectible amounts. Our allowances for customer sales returns at June 30 were $286,000 in fiscal 2005, $342,000 in fiscal 2004 and $226,000 in fiscal 2003. The percentage of sales returns has remained fairly constant for the last three fiscal years. The decrease in the allowance for sales returns in fiscal 2005, as compared with the allowance in fiscal 2004, was primarily due to the decrease in our customer accounts receivable at June 30, 2005, as compared with the receivable balance at June 30, 2004. We also initiated a reserve for the return of samples garments from our independent wholesale sales representatives pursuant to a procedural change with regard to such sample garments effective with the fall 2004 selling season which granted the representatives the right to return sample garments. During fiscal 2005, we discontinued the policy that granted the representatives the right to return sample garments. As of June 30, our allowances for sample garments were $28,000 in fiscal 2005, $332,000 in fiscal 2004 and $0 in fiscal 2003. The relative decrease in the allowance in fiscal 2005, as compared with the allowance in fiscal 2004, was due to our discontinuance of the right to return policy effective with the spring 2006 marketing season. Provisions for doubtful accounts and sales returns affected net cash provided by (used in) operating activities by approximately ($205,000) in fiscal 2005, $856,000 in fiscal 2004 and $484,000 in fiscal 2003.

•                  Accounts receivable, not including the effects of provisions for doubtful accounts and sales returns, provided operating cash of $1,656,000 in fiscal 2005, used operating cash of $1,846,000 in fiscal 2004 and used operating cash of $1,068,000 in fiscal 2003. Accounts receivable, net of allowances, decreased from $5,946,000 at June 30, 2004 to $4,495,000 at June 30, 2005. The decrease in fiscal 2005, as compared with the fiscal 2004 receivable balance, was primarily attributable to the shortening of our collection cycle discussed above combined with differences in our net sales for the month of June 2005 of $2,391,000 versus our net sales for the month of June 2004 of $3,036,000.

•                  Inventories, not including the effects of inventory write-downs, provided operating cash of $3,252,000 in fiscal 2005, used operating cash of $1,687,000 in fiscal 2004, and used operating cash of $1,383,000 in fiscal 2003. We reduced our inventories from $8,808,000 at June 30, 2004 to $4,153,000 at June 30, 2005. In fiscal 2004, we enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize future adverse financial effects associated with excess quantities of finished goods inventories. In fiscal 2005, we disposed of significant amounts of our obsolete or aging finished goods inventories and implemented initiatives designed to further minimize the quantities of unsold inventories expected to remain at the end of a selling season.

•                  Income taxes receivable provided operating cash of approximately $0 in fiscal 2005, $0 in fiscal 2004 and $1,071,000 in fiscal 2003. The income taxes receivable in prior years affected net cash provided by (used in) operating activities by the amounts recoverable via utilizing federal income tax carry backs and with cash deposits of income tax refunds received. Our losses prior to fiscal 2003 exhausted the federal amounts recoverable by utilizing net operating loss carry backs. Therefore, our net tax operating losses generated in fiscal 2005, 2004 and 2003 may only be used to offset future taxable income and have been included as a component of our net deferred tax assets, accordingly.

•                  Accounts payable used operating cash of $799,000 in fiscal 2005, provided operating cash of $792,000 in fiscal 2004, and used operating cash of $460,000 in fiscal 2003. Accounts payable decreased from $1,381,000 at June 30, 2004 to $582,000 at June 30, 2005. Changes in accounts payable relate to differences in the timing between the years in the recording and payments of expenditures for inventory purchases, ordinary business expenses and other.

•                  Accrued commissions and other expenses provided operating cash of $402,000 in fiscal 2005, provided operating cash of $238,000 in fiscal 2004, and used operating cash of $175,000 in fiscal 2003. Accrued commissions and other expenses increased from $767,000 at June 30, 2004 to $1,169,000 at June 30, 2005. The increase primarily relates to higher royalties due on correspondingly higher Ben Hogan® sales for the fourth fiscal quarter, comparatively between the 2005 and 2004 fiscal years, and accrued severance compensation payable to our former chief executive officer.

Net cash provided by (used in) investing activities totaled $363,000, $1,221,000, and ($1,675,000) for fiscal years 2005, 2004, and 2003, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

•                  Net maturities (purchases) of marketable securities provided investing activities cash of $539,000 in fiscal 2005, provided investing activities cash of $1,642,000 in fiscal 2004, and used investing activities cash of $1,076,000 in fiscal 2003. Marketable securities decreased from $539,000 at June 30, 2004 to $0 at June 30, 2005. Marketable securities primarily consisted of United States government and mortgage-backed debt securities that matured within one year or less. Due to the short-term nature of the investments, we did not recognize material unrealized gains or losses on marketable securities in fiscal 2005, 2004 or 2003. Therefore, the carrying values of marketable securities approximated their fair values.

•                  Purchases of fixed assets used investing activities cash of approximately $176,000, $427,000 and $611,000, in fiscal 2005, 2004, and 2003, respectively. Property and equipment, at cost, increased from $4,368,000 at June 30, 2004, to $4,423,000 at June 30, 2005. As of June 30, 2005, a significant portion of the fixed assets used in our operations were fully depreciated.

Net cash provided by (used in) financing activities totaled $334,000, $258,000, and ($1,051,000) for fiscal 2005, 2004, and 2003, respectively. Net cash provided by financing activities in fiscal 2005 and 2004 related solely to exercises of stock options by former executive officers and another former employee. Net cash used in financing activities in fiscal 2003 related solely to repurchases of common stock. Since December 1994, we have been authorized by our Board of Directors to repurchase shares of Sport-Haley, Inc. common stock. The Board’s authorization is based on its belief that our common stock is underpriced at times given our working capital, liquidity, assets, book value and future prospects. We have no commitment or obligation to purchase all or any portion of the authorized shares. The shares may be repurchased from time to time in the open market or in privately negotiated transactions depending upon market conditions and other factors. All shares purchased are canceled and returned to the status of authorized but unissued common stock. We did not repurchase any shares during fiscal 2005 or 2004. During fiscal 2003, we repurchased 286,400 shares of our common stock. Since the inception of the repurchase program through June 2005, we repurchased a total of 2,512,800 shares of our common stock at a cumulative cost of $13,488,000.

We had no long-term debt at June 30, 2005 or 2004. Since April 1994, we have maintained a revolving line of credit with a commercial bank. The line of credit, which has been renewed through December 5, 2005, bears interest at the bank’s prime rate. The renewal provides for a maximum loan amount of $5,000,000 and is secured with a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The amended terms of the line of credit agreement require that we maintain minimum tangible net worth of not less than $14,000,000. We had no outstanding borrowings under the line of credit at either June 30, 2005, or June 30, 2004.

In the ordinary course of our business, we enter into letters of credit arrangements with a commercial bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2005 and 2004, we had outstanding letters of credit totaling $2,012,000 and $2,665,000, respectively, relating to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the line of credit.

Historically, gross proceeds received from the exercise of stock options have fluctuated significantly from year to year. We realized proceeds of $334,000, $258,000 and $0 in fiscal 2005, 2004 and 2003, respectively, from the exercise of stock options.

Substantially all of our purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, we have no material currency exchange risk. We believe that inflation has not materially affected the results of our operations during the three most recent fiscal years.

Off-Balance Sheet Arrangements

During fiscal years 2005 and 2004, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2005. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$—	$—	$—	$—	$—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	351,000	250,000	101,000	—	—

Purchase Obligations	2,012,000	2,012,000	—	—	—

Minimum Royalty Obligations Under License Arrangements	5,224,000	51,000	2,141,000	1,922,000	1,110,000

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$7,587,000	$2,313,000	$2,242,000	$1,922,000	$1,110,000

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of June 30, 2005, we have not used derivatives instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2004.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings the line of credit at June 30, 2005. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of approximately $2,012,000 at June 30, 2005.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that:  (a) all material information relating to the Company, required to be disclosed in this report, was made known to management in a timely manner; and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

As discussed in Part I, Item 1, in “Management Information Systems and Inventory Management” and in Part II, Item 7, in “Critical Accounting Policies and Estimates,” we consider the programming and human computational errors, which caused us to use a standard cost method, to be a material weakness in our internals control over financial reporting with respect to inventory valuation during the period covered by this report. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. The system was designed to utilize a series of complex valuation computations, and we determined that a manual reconstruction of the numerous amount of transactions affected by the programming and human errors was impracticable. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventory valuation during the period covered by this report. Based upon analyses performed to compare the landed cost components of our finished goods inventories with our respective standard cost components and analyses of the allocated overhead portion of our standard costs, we concluded that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. At June 30, 2005, certain inventory items remained on hand that had been valued using the standard cost method. The methods we use to determine the standard costs of our finished goods inventories have not changed since our initial analyses of such costs were performed in fiscal 2004. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, the Interim Chief Executive Officer and the Chief Financial Officer believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. The Interim Chief Executive Officer and the Chief Financial Officer believe that the procedures we applied to value our finished goods inventories for the period covered by this report provide us with reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The material weakness in our internal controls over financial reporting with respect to inventory valuation impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the period covered by this report. The inability of our computer system to properly calculate the valuation of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the period covered by this report. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during the period covered by this report, and because we consistently recorded adjustments to inventories as components of cost of goods sold during the period covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the period covered by this report. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that the procedures we applied to value our finished goods inventories for the period covered by this report provide us with reasonable assurance that our report fairly states, in all material respects, our financial condition, results of operations and cash flows.

Based upon tests we performed subsequent to June 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the system procedures, to accurately compute our finished goods inventory valuations using a weighted average cost assumption for fiscal periods subsequent to this report.

(b)         Changes in Internal Control Over Financial Reporting. During the last quarter of fiscal 2005, we did not implement any changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

We entered into an amended employment agreement with Catherine B. Blair, effective June 1, 2005, to continue serving as our Vice President – Merchandising/Design. A description of the amended agreement is included in “Employment Agreements” below. A copy of the amended employment agreement is attached to this filing as Exhibit 10.2.5.1.

PART III

ITEM 10.                                             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Donald W. Jewell	54	Interim Chief Executive Officer, President and Senior Vice President

Patrick W. Hurley	53	Chief Financial Officer, Secretary, Treasurer and Controller

Catherine B. Blair	54	Vice President - Merchandising/Design

Mark Maley	40	Vice President - Sales

Robert G. Tomlinson (5)	Deceased	Former: Chairman and Director

Kevin M. Tomlinson (6)	45	Former: Chief Executive Officer, President and Director

Ronald J. Norick (1)(2)(3)(4)	63	Director and Chairman of the Board

James R. TenBrook (1)(3)	57	Director and Chairman of the Audit Committee

Mark J. Stevenson (1)(2)(3)	67	Director and Chairman of the Compensation Committee

James H. Everest (2)(3)	57	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Mr. Norick was appointed Chairman of the Board effective October 1, 2004.
(5)	Robert G. Tomlinson, former Chairman and Director, died in September 2004.
(6)	Kevin M. Tomlinson, stepped down as Chief Executive Officer and President in October 2004, and he resigned as Director in November 2004.

Officers are appointed by and serve at the discretion of the Board of Directors. Each Director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of our officers devote full-time to our business and affairs. In October 2004, after the death of Robert G. Tomlinson, the Board of Directors approved a reduction of the Board from six to five Directors. Our former Chief Executive Officer and President, Kevin M. Tomlinson, resigned from the Board in November 2004, and, in February 2005, the Board of Directors reduced the number of Board members to four. At June 30, 2005, the Board was comprised of four non-employee Directors, all of whom we determined to be “independent” within the meaning of the applicable listing standards of The Nasdaq Stock Market® (the “NASD Rules”).

Donald W. Jewell was appointed by our Board of Directors in October 2004 to serve as our Interim Chief Executive Officer. Mr. Jewell was appointed in April 2005 to serve as our President and has served as our Senior Vice President since February 1, 2001. Mr. Jewell will serve as President for a term consistent with that of his service as our Interim Chief Executive Officer. Once a permanent Chief Executive Officer is appointed, we expect that Mr. Jewell will remain with us as our Senior Vice President. From 1996 until joining us, Mr. Jewell was the founder, president and director of Jewell Apparel Group, a Canadian distributor of premium and mid-priced men’s golf apparel. Mr. Jewell began designing, sourcing and marketing golf apparel in 1993 while serving as the president and chief executive officer of Jewell-Rung, positions that he held from 1980 to 1996.

Patrick W. Hurley has served as our Secretary, Treasurer and Controller since November 1999 and as our Chief Financial Officer since December 2000. Prior to joining us, Mr. Hurley was employed as a senior staff accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a bachelor of science in accounting in 1991. Mr. Hurley is also a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

Catherine B. Blair has served as our Vice President - Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of our design team since 1992, and was appointed Director of Design in 1995. Prior to joining us, Ms. Blair was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy’s, Bloomingdale’s, Ann Taylor and The Gap.

Mark Maley has served as our Vice President – Sales, since January 2004.  Mr. Maley served as our Director of Special Markets and Brands from July 2003 to December 2003 and was previously an independent wholesale sales representative for the Ben Hogan® apparel line. Prior to joining us, Mr. Maley served as general manager, director of golf and head golf professional for over seven years with Club Corporation of America. Mr. Maley is a member of the PGA.

Robert G. Tomlinson served as our Chairman and Director from October 1992 until his death in September 2004 and served as our Chief Executive Officer from October 1992 until March 2002. Prior to joining us, Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, and was also engaged in the management of his personal investment portfolio. Mr. Tomlinson was the father of Kevin M. Tomlinson, our former Chief Executive Officer, President and Director.

Kevin M. Tomlinson was appointed as our Chief Executive Officer in March 2002 and was elected as a Director in September 1999. Mr. Tomlinson was appointed as our President in March 2004. Previously, Mr. Tomlinson had served as our Chief Operating Officer and Executive Vice President-Operations from January 1999 until March 2002 and as our Vice President of Operations from December 1997 until January 1999. In October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Mr. Tomlinson beyond March 17, 2005, the end of the term of the agreement. The Board and Mr. Tomlinson agreed that he would continue to act as our Chief Executive Officer and President until a new or an interim chief executive officer was appointed or the end of his employment agreement term, whichever occurred first. Mr. Tomlinson stepped down from his duties as Chief Executive Officer and President upon the appointment of Donald W. Jewell as our Interim Chief Executive Officer on October 29, 2004. In November 2004, Mr. Tomlinson resigned as a Director.

Independent Directors

Ronald J. Norick has been a Director since November 1993. In October 2004, subsequent to the death of Robert G. Tomlinson, Mr. Norick was appointed by the Board of Directors to fill the newly-created non-officer position of Chairman of the Board. Mr. Norick also serves on the Audit, Compensation and Nominating Committees of the Board. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees and is a director of Banc First Corporation, a publicly-held corporation based in Oklahoma City, Oklahoma. Mr. Norick also serves as controlling manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

James R. TenBrook has been a Director since March 2004. Mr. TenBrook has served as the Chairman of the Audit Committee since March 2004 and also serves on the Nominating Committee. Mr. TenBrook is the president and a shareholder of Karsh Consulting, P.C. of Denver, Colorado, has been a certified public accountant since 1973, received his personal financial specialist certification in 1994 and is a certified valuation analyst. Mr. TenBrook’s practice consists primarily of litigation support, tax and estate planning. Mr. TenBrook is a member of the Colorado Society of Certified Public Accountants (“CSCPA”), served on the CSCPA’s board of directors from 1996-1999 and served on the CSCPA Personal Financial Planning Committee from 1991-1994 (serving as Chairman of the Committee in 1993 and 1994). Mr. TenBrook is also a member of the American Institute of Certified Public Accountants. Karsh Consulting, P.C. has performed income tax services for several years for our late Chairman, our former Chief Executive Officer, certain trusts formed by the late Chairman, and a related entity. The fees paid to Mr. TenBrook’s firm for these tax services have not exceeded $8,000 per year in the aggregate. While services rendered by the Karsh Consulting P.C. result in some pecuniary benefit to Mr. TenBrook, which is difficult to quantify, Mr. TenBrook believes that the direct compensation to him as a result of these engagements has been less than $500 per year. We believe that Mr. TenBrook nevertheless meets the definition of independence under both SEC and NASD Rules.

Mark J. Stevenson has been a Director since November 1993. Mr. Stevenson serves on the Audit Committee, the Compensation Committee (as its Chairman) and the Nominating Committee. Mr. Stevenson served as president and chief executive officer of Zenodata Corporation, a Colorado based financial services software company, from March 2001 until his retirement in April 2005. In May 2005, Zenodata Corporation made an assignment for the benefit of creditors. Mr. Stevenson held the positions of chairman of the board, president and chief executive officer of Electronic Manufacturing Systems, Longmont, Colorado, a contract manufacturer serving the computer, data storage, telecommunications and medical equipment industries, from June 1994 until that company was merged into E-M-Solutions in January 1999. At that time, Mr. Stevenson was appointed executive chairman and chairman of the board of E-M-Solutions, which filed for bankruptcy protection in the Northern District of California in approximately

November 2001 and was immediately purchased by Sanmina/SCI. From 1992 to 1994, Mr. Stevenson served as chairman of the board for Micro Insurance Software, Inc., Boulder, Colorado, a manufacturer of computer software oriented to the insurance industry. Mr. Stevenson served on the Colorado Governor’s Commission on Science and Technology for five years ending in 2004 and currently serves on the Advisory Council of the University of Colorado Deming Center for Entrepreneurship. Mr. Stevenson formerly served as chairman of the American Electronics Association, the nation’s largest high technology trade association.

James H. Everest has been a Director since November 1993. Mr. Everest serves on the Compensation and Nominating Committees and served on the Audit Committee until March 2004. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized by Mr. Everest’s father to conduct charitable activities. Since 1984, Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development and has also been engaged in managing his personal investments. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar Association and serves in a number of capacities for various civic and community organizations.

Board Committees

The Board of Directors has delegated certain of its authority to an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is comprised of Messrs. Norick, Stevenson and TenBrook. The Compensation Committee is comprised of Messrs. Stevenson, Norick and Everest. The Nominating Committee is comprised of Messrs. Norick, TenBrook, Stevenson and Everest. Mr. TenBrook serves as Chairman of the Audit Committee and Mr. Stevenson serves as Chairman of the Compensation Committee. No member of these three committees is a current or former officer or employee of Sport-Haley, Inc. We have determined that each member of the Audit Committee, Compensation Committee and Nominating Committee qualifies as an “independent” director under the applicable NASD Rules.

Audit Committee

The major functions of the Audit Committee are to review and approve the scope of audit procedures employed, to review and approve the audit reports rendered by our independent auditors and to approve the audit fee charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. James R. TenBrook has served as the Chairman of the Audit Committee since March 2004. The Audit Committee held four formal meetings during fiscal 2005. Each of the members of the Audit Committee attended all of the meetings held during fiscal 2005, except for Mark J. Stevenson, who attended all but one of the meetings.

As of March 2004, when James R. TenBrook was elected as Director and appointed to the Audit Committee as its Chairman, the Board determined that Mr. TenBrook meets the definition of an audit committee financial expert, as defined by SEC regulations. In addition, the board has determined that Mr. TenBrook also meets the requirements for independence under SEC rules and the applicable NASD Rules.

Compensation Committee

The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer our Stock Option Plan. See “Compensation Committee Report” included in Item 11 below. The Compensation Committee held two meetings in fiscal 2005, which all of its members attended.

Nominating Committee

In 2004, the Board of Directors voted to form a Nominating Committee, to be comprised of Messrs. Norick, TenBrook, Stevenson and Everest. The Nominating Committee recommends to the Board the persons to be nominated for election as Directors at any meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board. The Board has determined that each of the members of the Nominating Committee is “independent,” as that term is defined by applicable NASD Rules. All of the members of the Nominating Committee met once during fiscal 2005.

Since forming the Nominating Committee, adopting a formal charter, and adopting nomination procedures, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Attendance

In fiscal 2005, the Board of Directors held ten formal meetings, three of which were attended by only the independent directors prior to the November 2004 resignation of Kevin M. Tomlinson, the only employee director remaining subsequent to the September 2004 death of Robert G. Tomlinson, our former Chairman. Each of the Directors attended all board meetings held during fiscal 2005, except that James H. Everest was not present at two meetings and Mark J. Stevenson was not present at one meeting. Kevin M. Tomlinson attended two meetings prior to his resignation from the Board. No Board meeting was held in fiscal 2005 prior to the death of Robert G. Tomlinson.

Code of Ethics

In January 2004, we adopted a Code of Ethics for Senior Financial Officers, which applies to all senior financial officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer and any other person performing similar functions. In addition, in May 2004, we adopted a Code of Conduct and Ethics for Directors, Officers and Employees, which is applicable to all of our directors, officers and employees. A copy of these codes may be obtained without charge by written request for copies of them addressed to: Corporate Secretary, Sport-Haley, Inc., 4600 E. 48th Avenue, Denver, CO 80216-3215.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley, Inc. for the three fiscal years ended June 30, 2005, of Donald W. Jewell, Interim Chief Executive Officer, President and Senior Vice President, Patrick W. Hurley, Chief Financial Officer, Secretary, Treasurer and Controller, Catherine B. Blair, Vice President – Merchandising/Design and Mark Maley, Vice President – Sales, the only executive officers whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2005, and Robert G. Tomlinson (deceased), Kevin M. Tomlinson and Robert W. Haley (the “Named Officers”).

						Long Term Compensation Awards
	Fiscal	Annual Compensation				Securities underlying		All Other
Name and Principal Position	Year	Salary		Bonus		Options/SARs(#)		Compensation

Donald W. Jewell,	2005	$198,100		-0	-	-0	-	$2,600	(1)
Interim Chief Executive Officer,	2004	144,600		-0	-	-0	-	2,000	(1)
President and Senior Vice President	2003	130,000		-0	-	-0	-	1,000	(1)

Patrick W. Hurley	2005	100,500		-0	-	-0	-	1,400	(1)
Chief Financial Officer, Secretary, Treasurer and Controller

Catherine B Blair,	2005	106,400		-0	-	-0	-	1,500	(1)
Vice President – Merchandising/ Design	2004	99,900		-0	-	-0	-	1,400	(1)

Mark Maley	2005	138,200		-0	-	-0	-	1,800	(1)
Vice President - Sales	2004	118,500		-0	-	-0	-	900	(1)

Robert G. Tomlinson	2005	59,500	(2)	-0	-	-0	-	400	(1)
(deceased) (4)	2004	170,000		-0	-	-0	-	-0	-
	2003	170,000		-0	-	-0	-	2,000	(1)

Kevin M. Tomlinson (5)	2005	174,000	(3)	-0	-	-0	-	2,600	(1)
	2004	160,000		-0	-	-0	-	2,000	(1)
	2003	160,000		-0	-	-0	-	2,000	(1)

Robert W. Haley (6)	2005	-0	-	-0	-	-0	-	-0	-
	2004	112,000		-0	-	-0	-	2,000	(1)
	2003	150,000		-0	-	-0	-	2,000	(1)

(1)               Comprised of contributions by the Company to the Named Officer’s 401(k) account plus term life insurance premiums paid by the Company.

(2)               Includes net taxable fringe benefits of $3,900 for country club dues.

(3)               Includes net taxable fringe benefits of $31,900 for country club dues, clothing allowance and personal use of company vehicle.

(4)               Robert G. Tomlinson, Chairman, died on September 8, 2004. His 2005 annual salary and all other compensation amounts include such amounts paid to him until the date of his death and do not include the $650,000 in severance and other compensation paid to his estate in October 2004, per the terms of a settlement agreement.

(5)               In October 2004, the Board elected not to renew the executive employment agreement between Sport-Haley, Inc. and Kevin M. Tomlinson upon its expiration in March 2005. Mr. Tomlinson stepped down from his duties as our Chief Executive Officer and President in October 2004. His annual salary and all other compensation amounts for 2005 include such amounts paid to him until the termination of the executive employment agreement in March 2005 and do not include payments for severance and other compensation that he began receiving in April 2005, per the terms of an executive employment agreement. We paid Mr. Tomlinson $76,000 in severance and other compensation in fiscal 2005.

(6)               Robert W. Haley resigned as our President, effective March 31, 2004. His 2005 and 2004 annual salary and all other compensation amounts do not include the bi-weekly payments for severance and other compensation that Mr. Haley began receiving in April 2004. We paid Mr. Haley $114,000 and $38,000 in severance and other compensation in fiscal 2005 and 2004, respectively.

Fiscal Year-End Options/Option Values Table.

					Number of Securities Underlying				Value of Unexercised In-
	Shares				Unexercised Options/				the-Money(1) Options/SARs
	Acquired		Value		SARs at Fiscal Year-End				at Fiscal Year-End(2)
	on Exercise		Realized		Exercisable		Unexercisable		Exercisable		Unexercisable

Donald W. Jewell	-0	-	-0	-	50,000		-0	-	$-0	-	$-0	-
Patrick W. Hurley	-0	-	-0	-	50,000		-0	-	-0	-	-0	-
Catherine B. Blair	-0	-	-0	-	50,000		-0	-	-0	-	-0	-
Estate of Robert G. Tomlinson (3)	-0	-	-0	-	150,000		-0	-	$19,500		-0	-
Kevin M. Tomlinson (4)	100,000		$40,000		-0	-	-0	-	-0	-	-0	-

(1)	Options are “in the money” if the fair market value of the underlying securities exceeds the exercise or base price of the option.
(2)

The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. On June 30, 2005, the last trading date for the end of the 2005 fiscal year, the closing bid price for the common stock was $2.97.

(3)

All outstanding options granted to Robert G. Tomlinson became fully vested and exercisable upon his death in September 2004, pursuant to the terms of his executive employment agreement. At the date of his death, 150,000 outstanding options had been granted to Mr. Tomlinson. The Estate of Robert G. Tomlinson exercised 125,000 of the options in September 2005, and 25,000 of the options expired thereafter. At the dates of their exercises, the cumulative value of the options was $81,000.

(4)

All outstanding options granted to Kevin M. Tomlinson became fully vested and exercisable upon the termination of his executive employment agreement in March 2005, pursuant to its terms. At the date of his termination 200,000 outstanding options had been granted to Mr. Tomlinson. He exercised and sold 100,000 of the options in June 2005, and the remaining 100,000 options expired thereafter. At the dates of their exercises, the cumulative value of the options was $40,000.

Employment Agreements

We entered into an employment agreement with Mr. Donald W. Jewell effective February 1, 2001. The agreement, as amended, requires that Mr. Jewell devote his full business time as our Senior Vice President, at an annual salary of $150,000, and such bonuses as awarded by the Board of Directors, and extends for a two-year term, subject to automatic one-year extensions at the end of each year. If we elect to terminate the agreement for other than “cause” (as defined in the agreement), or if Mr. Jewell were to terminate the agreement for cause, Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Jewell is eligible to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Jewell terminate the agreement within sixty days of the change of control, then Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition provision for twelve months following termination, provided Mr. Jewell could be released from the non-competition clause if he were terminated without cause and if he had elected to forego any severance pay. If Mr. Jewell becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability. In January 2005, Mr. Jewell and the Company entered into an agreement, effective November 1, 2005, whereby Mr. Jewell agreed, in addition to his duties, responsibilities and benefits under his existing employment agreement, to serve as our Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions, for a salary of $50,000 per year in addition to the salary he is entitled to receive under his employment agreement to serve as our Senior Vice President.

Effective December 1, 2000, the Company entered into an employment agreement with Patrick W. Hurley.  The agreement, as amended, requires that Mr. Hurley devote his full business time as our Chief Financial Officer, Secretary, Treasurer and Controller, at an annual salary of $110,000, and such bonuses as awarded by the Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If we elect to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Hurley terminates the agreement with or without cause, he is entitled to receive severance compensation equal to six months’ salary, plus 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Hurley is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Hurley terminate the agreement within sixty days of the change of control, then Mr. Hurley is entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Mr. Hurley would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. If Mr. Hurley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Effective June 1, 2005, we agreed to amend the employment agreement with Catherine B. Blair that was originally effective July 1, 1997.  The amended agreement requires that Ms. Blair devote her full business time as our Vice President of Merchandising/Design, at an annual salary of $110,000, and such bonuses as awarded by the Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If we elect to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, she is entitled to receive severance compensation equal to fifteen months’ salary, plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change of control, then Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Ms. Blair would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition provision for twelve months following termination, provided Ms. Blair could be released from the non-competition clause if she were terminated without cause and if she had elected to forego any severance pay. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability.

We entered into an amended employment agreement with Mark Maley effective January 1, 2005, originally effective January 1, 2004. The agreement requires Mr. Maley to devote his full business time as our Vice President – Sales, at an annual salary of $135,000, and such bonuses as may be awarded by the Board of Directors, and extends for a one-year term, subject to automatic one year extensions at the end of each year. The amended agreement also entitles Mr. Maley to receive a 0.2% override on our gross annualized sales, less discounted sales of more than 50% from original suggested wholesale prices, returns and credits. If we elect to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Maley terminates the agreement with cause, he is entitled to severance payments equal to fifteen months salary, plus 50% of the last annual bonus paid to him. In the event of a non-negotiated change of control of Sport-Haley, Inc., and either we or Mr. Maley terminate the agreement within sixty days of the change of control, then Mr. Maley is entitled to severance compensation equal to three times his annual salary and bonus payment during the preceding twelve months. The agreement contains a non-competition provision for twelve months following termination, provided Mr. Maley could be released from the non-compete clause if he were terminated without cause and if he had elected to forego any severance pay. If Mr. Maley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. Mr. Tomlinson died on September 8, 2004. Mr. Tomlinson’s employment agreement required that he devote his full business time as Chairman of the Board at an annual salary of $230,000, as amended, be provided an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extended for a three-

year period, subject to automatic one-year extensions at the end of each year. Because the agreement terminated upon Mr. Tomlinson’s death, Mr. Tomlinson’s estate was entitled to the same severance compensation as would have been applicable as if Mr. Tomlinson had terminated the agreement with “cause”  (as defined in the agreement), or if we had terminated the agreement for other than cause, or if there were a change in control of Sport-Haley, Inc. The employment agreement entitled Mr. Tomlinson’s estate to receive, as a death benefit, severance compensation in an amount equal to three times his annual salary and bonus payments during the preceding 12 months. During the time his estate received such severance compensation, Mr. Tomlinson’s estate was entitled to participate in all employee benefit plans, at our expense. Provisions included in the employment agreement entitled Mr. Tomlinson’s estate to receive such amount in a lump sum. Because the agreement was terminated for reasons other than with cause, all options previously granted to Mr. Tomlinson became fully vested on the date of Mr. Tomlinson’s death. Mr. Tomlinson agreed to a voluntary salary reduction in fiscal 1999. From then until his death, Mr. Tomlinson received an annual salary of $170,000 per year instead of the $230,000 annual salary, which he was entitled to receive per the amended employment agreement. Subsequent to his death, a dispute with Mr. Tomlinson’s estate ensued concerning the amount of severance compensation to be paid as a death benefit and other compensation matters relating to the employment agreement. Mr. Tomlinson’s estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with Mr. Tomlinson’s estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement, we paid the lump sum amount of $650,000 to Mr. Tomlinson’s estate in October 2004.

Effective March 18, 2002, Sport-Haley entered into an employment agreement with Mr. Kevin M. Tomlinson to act as the Company’s Chief Executive Officer. Mr. Tomlinson was subsequently appointed as President pursuant to the terms of the employment agreement. The agreement required that he devote his full business time as our Chief Executive Officer, at an annual salary of $160,000, and such bonuses as awarded by the Board of Directors, and extended for a three-year term, subject to automatic one-year extensions at the end of each year. If we were to terminate the agreement for other than “cause” (as defined in the agreement), Mr. Tomlinson is entitled to receive severance compensation equal to 36 months salary and bonus and incentive payments over the last 12 months, payable monthly over the 36-month period. In October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Mr. Tomlinson, beyond the end of its term in March 2005, and Mr. Tomlinson subsequently stepped down from his duties as our Chief Executive Officer and President. During the time he is receiving severance compensation, Mr. Tomlinson is eligible to participate in all employee benefit plans, at our expense. Since Mr. Tomlinson was terminated without cause, all of the 200,000 outstanding stock options previously granted to him became fully vested on the effective date of his termination. Mr. Tomlinson exercised and sold 100,000 of the options in June 2005, and the remaining 100,000 options expired thereafter. The agreement contains a non-competition provision for one year following termination, provided Mr. Tomlinson could be released from the non-compete agreement since he was terminated without cause, if he had elected to forego any severance pay. We began paying Mr. Tomlinson monthly severance compensation in April 2005.

Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. In January 2004, Mr. Haley agreed to the termination of his employment effective March 31, 2004. The agreement required that he devote his full business time as our President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. Mr. Haley agreed to a voluntary salary reduction in fiscal 1999. Since that time, Mr. Haley received an annual salary of $150,000 instead of the $160,000 annual salary, which he had been entitled to receive per the employment agreement. The employment agreement term extended through December 31, 1998 and was subsequently automatically renewed for additional one-year terms. Because the agreement was terminated for other than “cause” (as defined in the agreement), Mr. Haley was entitled to receive bi-weekly severance compensation payments for one year from the date of termination totaling $150,000, his annual salary and bonus payments during the preceding 12 months. The agreement contained a non-competition provision for one year following termination, provided Mr. Haley could be released from the non-compete agreement since he was terminated without cause, if he had elected to forego any severance pay. Mr. Haley received the bi-weekly severance compensation payments through March 31, 2005. Since Mr. Haley was terminated without cause, all of the

75,000 outstanding stock options previously granted to him became fully vested on the effective date of his termination. Mr. Haley exercised all 75,000 of the options in June 2004.

Director Fees

No employee receives any additional compensation for his services as a Director. For fiscal 2005, each non-employee member of the Board of Directors received $10,000 per year. The Chairman of the Board received an additional $50,000, the Audit Committee Chairman received an additional $10,000, and the Compensation Committee Chairman received an additional $2,500. Director compensation is paid quarterly.

Stock Option Plan

We adopted a stock option plan in 1993 (as amended, the “Option Plan”). The Option Plan provided for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights (“SARs”), up to a maximum number of 2,150,000 shares. Non-qualified options could be granted to employees, directors and consultants of Sport-Haley, Inc., while incentive options could only be granted to employees. No options could be granted under the Option Plan subsequent to February 28, 2003, when the Option Plan expired by its terms.  Options granted pursuant to the Option Plan prior to its expiration on February 28, 2003 remain exercisable according to the terms of their issuance.

The Option Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee determined the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

The exercise prices of incentive options granted under the Option Plan must have been at least equal to the fair market values of the common stock of Sport-Haley on the dates of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport-Haley, Inc., the exercise price of incentive options could not be less than 110% of the fair market value of the common stock on the date of grant. The exercise prices of all non-qualified stock options granted under the Option Plan were determined by the Compensation Committee, but could not be less than 85% of the fair market value of the common stock. The terms of all non-qualified stock options granted under the Option Plan could not exceed ten years and the terms of all incentive options could not exceed five years.

The Option Plan provided our Board of Directors or the Compensation Committee thereof the discretion to determine when options granted thereunder should become exercisable and the vesting period of such options. Upon termination of a participant’s employment or consulting relationship with Sport-Haley, Inc., all unvested options terminate and are no longer exercisable. Vested options remain exercisable for a specified period of time following the termination date. The length of such an extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

In January 2003, the Board of Directors approved an amendment to the Option Plan which expressly gives discretion to the Compensation Committee to accelerate the vesting or exercisability of an option granted pursuant to the Plan.

The Option Plan provided that, in the event we enter into an agreement providing for the merger of Sport-Haley, Inc. into another corporation or the sale of substantially all of the assets of Sport-Haley, Inc., any outstanding unexercised option would become exercisable at any time prior to the effective date of such agreement. Upon the consummation of a merger or sale of assets, such options would terminate unless they were assumed or another option was substituted therefor by the successor corporation.

As of June 30, 2005, a total of 838,500 non-qualified options were outstanding, with exercise prices ranging from $2.71 to $9.78 per share and a weighted average exercise price per share of $3.78.

401(k) Plan

In January 1996, we adopted a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to our employees. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all full-time employees who are at least 18 years of age and have been employed at least three months. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by us of $0.25 on the dollar for employee deferrals of the first 5% of the employee’s annual compensation. Upon leaving the Company, each participant is 100% vested with respect to the participant’s contributions and is vested based upon years of service with respect to our matching contributions. All contributions are invested as directed by the participant in investment funds available under the 401(k) Plan, as selected by the Plan Administrator. Upon retirement, benefits are payable to each participant in a single lump-sum cash payment or an actuarial equivalent form of annuity on the first day of the month following the participant’s retirement.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of common stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley, Inc. Specific due dates for these reports have been established and we are required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2005. Based solely on our review of the reports furnished to us and written representations that no other reports were required during fiscal 2005, we believe that our officers, directors and beneficial owners of more than ten percent of our common stock complied with all Section 16(a) filing requirements.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the previous filings made by Sport-Haley, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Report on Form 10-K, in whole or in part, the following Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission nor shall it be incorporated by reference into any such future filings.

This Compensation Committee Report discusses our executive compensation policies and the basis for the compensation paid to our executive officers, including our Chief Executive Officer, during fiscal 2005.

Compensation Policy. Our policy with respect to executive compensation was designed to:

•                  Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions in a manner that is commensurate with compensation paid by companies of comparable size or within the golf apparel industry;

•                  Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of Sport-Haley; Inc., and

•                  Align the interests of the executive officers with those of our shareholders.

The components of compensation paid to executive officers consist of: a) base salary; b) incentive compensation in the form of discretionary annual bonus payments; c) long-term incentive compensation in the form of awards under the Option Plan; and, d) various other benefits.

Base Salary.  For fiscal 2005, the Compensation Committee reviewed the base salaries of our executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, were determined based upon a number of factors, including our performance (to the extent such performance can fairly be attributed or related to each executive officer’s performance), as well as the value of each executive officer’s responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2005, the Compensation Committee reviewed the base salaries of our executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for our executive officers have been reasonable in relation to our size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee increased the base pay of two of our executive officers in fiscal 2005. The Compensation Committee increased the base pay of Mr. Jewell in November 2004 from $150,000 to $200,000, for additional compensation afforded to him per his agreement to serve as Interim Chief Executive Officer, and the base pay of Mr. Hurley in December 2004 from $87,500 to $110,000. In July 2005, the Compensation Committee increased the base pay of Ms. Blair from $102,500 to $110,000.

Incentive Cash Bonus Compensation. The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of our shareholders. The Compensation Committee also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision of whether to award incentive cash bonus compensation is based on a combination of the achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, our future operating results, and on an officer’s responsibilities, capabilities and contributions. The Compensation Committee has not prepared a formal written bonus incentive plan for executive officers, although the executive officers’ employment agreements generally provide that executives are eligible for discretionary bonuses of up to specified percentages of their base salaries. Although all of the executive officers’ contributions were noted and commended, the Compensation Committee did not award any bonuses to any of our executives in fiscal 2005.

Long-Term Incentive (Option) Compensation.  The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of our shareholders. Our stock option plan expired by its terms in February 2003. Accordingly, the Compensation Committee did not approve the grant of any options to executives or directors in fiscal 2005.

Other Benefits. Executive officers are eligible for various benefits, including health insurance plans generally available to all full-time employees. In addition, executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby the officers may elect to defer part or all of their base and incentive cash compensation. We do not maintain any other plans or arrangements for the benefit of our executive officers except to provide life insurance policies for the benefit of certain executive officers’ named beneficiaries and a vehicle that was used by our former Chief Executive Officer. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

Tax Considerations. Beginning in 1994, the Internal Revenue Code limited the federal income tax deductibility of compensation paid to a company’s Chief Executive Officer and to each of the four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. A company may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as shareholder approval). Considering current compensation plans and policies and the exercise prices of currently outstanding stock options held by the executive officers, the Compensation Committee believes that, for the near future, there is little risk that

Sport-Haley, Inc. will lose any significant tax deduction relating to executive compensation. At such time, if any, that the deductibility of executive compensation becomes an issue, modifications to compensation plans and policies will be considered by the Compensation Committee.

CEO Compensation. Kevin M. Tomlinson served as our Chief Executive Officer until October 2004, when he stepped down from his duties upon the Board of Directors’ appointment of Donald W. Jewell as our Interim Chief Executive Officer. Mr. Jewell entered into an employment agreement, effective November 1, 2004, to serve as Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions until a successor Chief Executive Officer is appointed. In reviewing the Chief Executive Officer’s compensation package, the Committee pursues the same objectives that apply for other executive officers. The Committee’s overall goal is to set the Chief Executive Officer’s salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee’s subjective evaluation of our annual and long-term performance, the individual performance of the Chief Executive Officer, particularly with respect to leadership and strategic vision, and cash resources and needs.

The Compensation Committee believes that the concepts discussed above further the shareholders interests and that officer compensation encourages responsible management. The Compensation Committee considers the effect of management compensation on shareholder interests. In the past, the Board of Directors based its review in part on the experiences of its own members and on information requested from management personnel. These same factors will be used in the future when determining officer compensation.

This report was furnished by the members of the Compensation Committee: Mark J. Stevenson; Ronald J. Norick; and, James H. Everest.

Compensation Committee Interlocks and Insider Participation

All of the Compensation Committee members are independent directors. None of these members are or have ever been an officer or employee of Sport-Haley, Inc. or our former subsidiary, nor have any of them had a relationship, which would require disclosure under the “Certain Relationship and Related Transactions” captions of any of our filings with the Commission during the past three fiscal years.

Performance Graph

Notwithstanding anything to the contrary set forth in any of the previous filings made by Sport-Haley, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Report on Form 10-K, in whole or in part, the following performance graph shall not be deemed to be incorporated by reference into any such future filings.

Set forth below is a line graph prepared by Zacks Investment Research comparing the yearly percentage change in our cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley, Inc. common stock with the cumulative total return of (i) the Nasdaq US Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from 2300 through 2341, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 2000 through June 30, 2005 (the “Measurement Period”). The graph assumes that $100 is invested on July 1, 2000, in each: our common stock; our publicly traded peers; and, the Nasdaq US Market Index. The graph also assumes that all dividends were reinvested (there were no dividends paid by Sport-Haley, Inc. during the Measurement Period). Our shareholder return is calculated by dividing the difference between our share price at July 1, 2000, and each June 30 of the Measurement Period by the share price at the beginning of the Measurement Period.

	Fiscal Year Ended June 30,
	2000	2001	2002	2003	2004	2005

Sport-Haley, Inc.	100.00	72.74	90.19	99.17	121.25	72.01
Industry Peer Group Index	100.00	91.58	88.71	81.40	105.91	115.94
Nasdaq Market Index	100.00	54.64	37.12	41.37	52.45	53.03

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 8, 2005, by: (i) each person known by Sport-Haley, Inc. to own beneficially more than 5% of the outstanding common stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Securities and Exchange Commission under Section 13(d) or 13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 8, 2005
Name and Address (1)	Number of Shares (2)		Percent of Class (3)
Donald W. Jewell (4)	50,000		1.77%
Patrick W. Hurley (4)	50,000		1.77
Catherine B. Blair (4)	50,000		1.77
Mark Maley	-0	-		*
Ronald J. Norick (5)	252,284		8.66
James R. TenBrook	-0	-		*
Mark J. Stevenson (4)	91,667		3.20
James H. Everest (6)	231,667		7.96
Estate of Robert G. Tomlinson	163,000		5.88
Robert W. Haley	75,000		2.71
Dimensional Fund Advisors Inc. (7)
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401	207,000		7.47
Hillson Partners Limited Partnership (8)
6900 Wisconsin Avenue, Suite 501
Bethesda, MD 20815	274,600		9.91
Michael Cook Asset Management, Inc. (9)
d/b/a Cook Mayer Taylor
5170 Sanderlin Avenue, Suite 200
Memphis, Tennessee 38117	236,768		8.55
Tilson Growth Fund, LP, Tilson Capital Partners, LLC
and Whitney Tilson (10)
175 East 62nd Street, #11A,
New York, NY 10021	142,700		5.15
All directors and officers as a group
(Ten persons in total) (11)	913,618		28.15

*	The percentage beneficially owned does not exceed one percent of the total outstanding shares.
(1)	Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2)	Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 8, 2005.
(3)	All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 8, 2005.
(4)	Consists solely of shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(5)

Includes 141,667 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(6)

Includes 141,667 shares subject to currently exercisable options or within 60 days after the date hereof and includes 50,000 shares owned by a trust for which Mr. Everest acts as trustee, for which he disclaims beneficial ownership.

(7)

Dimensional Fund Advisors, Inc. is an investment advisor company which beneficially owns 207,000 shares, which are owned of record by its advisory clients. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(8)	Hillson Partners Limited Partnership has sole voting power and sole dispositive power over 274,600 shares.
(9)	Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 236,768 shares.
(10)

Tilson Growth Fund, LP, a Delaware limited partnership, Tilson Capital Partners, LLC, a Delaware limited liability company and Whitney Tilson have shared voting and dispositive power over 142,700 shares.

(11)

Includes 525,001 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after September 8, 2005. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

Equity Compensation Plan Information

The only equity compensation plan maintained by Sport-Haley, Inc. is our Amended and Restated 1993 Stock Option Plan (the “Option Plan”). The Option Plan was approved by our shareholders in 1993 and was amended in 1997. The Option Plan expired by its own terms on February 28, 2003. The following table contains information regarding the equity compensation plan as of June 30, 2005.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	838,500	(1)	$3.78	(2)	0	(3)

Equity compensation plans not approved by security holders	0		—		0

Total	838,500		$3.78		0

(1)

The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley, Inc. common stock granted pursuant to the Option Plan to employees, officers, directors, consultants, independent sales representatives and golf tour professionals. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options were vested as of June 30, 2005.

(2)	The outstanding options issued under the Option Plan range in exercise price from $2.71 to $9.78 per share.
(3)

The Option Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley, Inc. common stock can be granted under the Plan after that date. At the time the Plan expired, a total of 1,180 options remained of the total of 2,150,000 options authorized to be issued.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We adopted a policy pursuant to which material transactions between Sport-Haley, Inc. and our executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley, Inc.), and any immediate family member of the foregoing, shall be submitted to the Audit Committee for approval. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)         Audit Fees. The aggregate fees billed by Hein & Associates LLP, our independent auditors, during fiscal years 2005 and 2004 for the audits of our annual financial statements, the reviews of our quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled $73,000 and $67,000, respectively.

(2)         Audit-related Fees. The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $5,000 and $9,000 for fiscal years 2005 and 2004, respectively.

(3)         Tax Fees. The aggregate fees billed by Hein & Associates LLP in fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning totaled $5,000 and $3,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns, advice with regard to federal and state income tax audits and income tax planning.

(4)         All Other Fees. The aggregate fees billed by Hein & Associates LLP in fiscal years 2005 and 2004, other than for the services reported in “Audit Fees,” “Audit Related Fees” or “Tax Fees” described above, totaled $0 and $0, respectively.

(5)         Audit Committee Approval Procedures. Our independent auditors report to, and are engaged at the direction of, the Audit Committee, with annual approval by the shareholders. Effective May 2003, the Audit Committee implemented procedures for the pre-approval of audit and non-audit services performed by the independent auditors. The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent auditors and acts to assure that the independent auditors are not engaged to perform specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits, Financial Statements and Financial Statement Schedules

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

(1)                                 Financial Statements

Index to financial statements
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)                                 Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(3)                                 Exhibits

Exhibit No.		Document
*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley, Inc. as filed on March 7, 1994 with the Secretary of State of the State of Colorado.

–	3.2.3	Amended and Restated By-laws of Sport-Haley, Inc. as adopted January 10, 1996.

x*	3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, Inc. adopted March 15, 2002.

%	3.2.5	Amendment to Amended and Restated Bylaws of Sport-Haley, Inc. effective October 1, 2004.

*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley, Inc.

#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.

x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley, Inc.

III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley, Inc.

xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley, Inc.

x	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley, Inc.

***	10.2.5.1	Amended Employment Agreement, effective June 1, 2005, by and between Catherine B. Blair and Sport-Haley, Inc.

x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley, Inc.

##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley, Inc.

&	10.2.7.1	Letter agreement effective November 1, 2004, amending Employment Agreement of Donald W. Jewell and Sport-Haley, Inc.

##	10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.

&	10.2.8.1	Amendment to Employment Agreement, effective December 1, 2004, by and between Patrick W. Hurley and Sport-Haley, Inc.

@	10.2.9	Employment Agreement, dated January 1, 2004, by and between Mark Maley and Sport-Haley.

&	10.2.9.1	Amendment to Employment Agreement, effective January 1, 2005, by and between Mark Maley and Sport-Haley, Inc.

&	10.2.10	Employment Agreement, effective December 20, 2004, by and between George E. Tomlinson and Sport-Haley, Inc.

&	10.2.11	Employment Agreement, effective December 20, 2004, by and between Barry L. Hyman and Sport-Haley, Inc.

x	10.2.11	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association and Sport-Haley, Inc.

##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]

x*	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.

+++	10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]

++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.

x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

*/	10.5	Form of Independent Sales Representative Agreement.

+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.

–	10.10	Trademark License Agreement, dated October 14, 1995, by and between W.L. Gore & Associates, Inc. and Sport-Haley.

*#	14.1	Code of Ethics for Senior Financial Officers.

&	14.2	Code of Conduct and Ethics for Directors, Officers and Employees.

***	31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	32.1	Certification of Donald W. Jewell and Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*/	Incorporated by reference from Sport-Haley, Inc.’s Registration Statement on Form SB-2 (File No. 33-74876-D)
+	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed October 6, 1995 (File No. 33-74876-D)
++	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed September 14, 1994 (File No. 33-74876-D)
–	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSBA/1 filed February 2, 1996 (File No. 33-74876-D)
#	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSB filed on May 12, 1997 (File No. 33-74876-D)
x	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed on September 29,1997 (File No. 33-74876-D)
II	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on February 16, 1999(File No. 333-18831)
III	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on November 3, 2000 (File No. 03374876-D)
##	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 9, 2001 (File No. 033-74876-D)
xx	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)
x*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on September 27, 2002 (File No. 033-74876-D)
+++	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on June 13, 2003 (File No. 033-74876-D)
*#	Incorporated by reference from Sport-Haley, Inc.’s Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)
@	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 24, 2004 (File No. 033-74876-D)
%	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2004 (File No. 033-74876-D)
&	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q fled on February 22, 2005 (File No. 033-74876-D)
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.

October 13, 2005	By:	/s/ PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Interim Chief Executive Officer,	October 13, 2005
Donald W. Jewell	President and Senior Vice President

/s/ PATRICK W. HURLEY	Chief Financial Officer, Secretary,	October 13, 2005
Patrick W. Hurley	Treasurer and Controller

/s/ RONALD J. NORICK	Director	October 13, 2005
Ronald J. Norick	and Chairman of the Board

/s/ JAMES R. TENBROOK	Director	October 13, 2005
James R. TenBrook	and Audit Committee Chairman

/s/ MARK J. STEVENSON	Director	October 13, 2005
Mark J. Stevenson	and Compensation Committee Chairman

/s/ JAMES H. EVEREST	Director	October 13, 2005
James H. Everest

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sport-Haley, Inc.

Denver, Colorado

We have audited the accompanying balance sheets of Sport-Haley, Inc. as of June 30, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado

August 18, 2005

SPORT-HALEY, INC.

BALANCE SHEETS

	JUNE 30,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,721,000	$3,890,000
Marketable securities	—	539,000
Accounts receivable, net of allowances of $691,000 and $1,128,000, respectively	4,495,000	5,946,000
Inventories	4,153,000	8,808,000
Prepaid expenses and other	196,000	468,000
Total current assets	16,565,000	19,651,000

PROPERTY AND EQUIPMENT, net	922,000	1,107,000

OTHER ASSETS	3,000	13,000

TOTAL ASSETS	$17,490,000	$20,771,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$582,000	$1,381,000
Accrued royalties payable	294,000	190,000
Accrued commissions payable	249,000	272,000
Accrued payroll	533,000	197,000
Other	93,000	108,000
Total current liabilities	1,751,000	2,148,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,645,252 and 2,525,252 shares issued and outstanding, respectively	10,460,000	10,126,000
Additional paid-in capital	1,590,000	1,527,000
Retained earnings	3,689,000	6,970,000
Total shareholders’ equity	15,739,000	18,623,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,490,000	$20,771,000

See accompanying notes to these financial statements.

SPORT-HALEY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED JUNE 30,
	2005	2004	2003

NET SALES	$22,041,000	$20,800,000	$19,196,000
Cost of goods sold	15,689,000	13,619,000	11,873,000
GROSS PROFIT	6,352,000	7,181,000	7,323,000
OTHER OPERATING COSTS:
Selling, general and administrative expenses	9,036,000	8,205,000	7,700,000
Royalty expense	797,000	532,000	326,000
Total other operating costs	9,833,000	8,737,000	8,026,000

LOSS FROM OPERATIONS	(3,481,000)	(1,556,000)	(703,000)

OTHER INCOME AND (EXPENSE):
Interest income, net	107,000	66,000	110,000
Other income	123,000	54,000	45,000
Other expense	(22,000)	(4,000)	(20,000)
Total other income	208,000	116,000	135,000

LOSS FROM OPERATIONS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(3,273,000)	(1,440,000)	(568,000)
(Provision for) benefit from income taxes	(8,000)	(746,000)	180,000

NET LOSS	$(3,281,000)	$(2,186,000)	$(388,000)

NET LOSS PER SHARE:
Basic and diluted	$(1.29)	$(0.89)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,548,000	2,448,000	2,621,000

See accompanying notes to these financial statements.

SPORT-HALEY, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY

BALANCES, July 1, 2002	2,730,985	$10,919,000	$1,309,000	$9,544,000	$21,772,000

Repurchases of common stock	(286,400)	(1,051,000)	—	—	(1,051,000)
Stock-based compensation	—	—	94,000	—	94,000
Net loss	—	—	—	(388,000)	(388,000)

BALANCES, June 30, 2003	2,444,585	9,868,000	1,403,000	9,156,000	20,427,000

Stock options exercised	80,667	258,000	—	—	258,000
Stock-based compensation	—	—	124,000	—	124,000
Net loss	—	—	—	(2,186,000)	(2,186,000)

BALANCES, June 30, 2004	2,525,252	10,126,000	1,527,000	6,970,000	18,623,000

Stock options exercised	120,000	334,000	—	—	334,000
Stock-based compensation	—	—	63,000	—	63,000
Net loss	—	—	—	(3,281,000)	(3,281,000)

BALANCES, June 30, 2005	2,645,252	$10,460,000	$1,590,000	$3,689,000	$15,739,000

See accompanying notes to these financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,281,000)	$(2,186,000)	$(388,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352,000	327,000	354,000
Impairments and write-downs	1,403,000	707,000	259,000
Deferred taxes	—	746,000	(170,000)
Provisions for doubtful accounts and sales returns	(205,000)	856,000	484,000
Stock-based compensation expense	63,000	124,000	94,000
Gain/loss on disposal of assets	22,000	4,000	20,000
Changes in assets and liabilities:
Accounts receivable	1,656,000	(1,846,000)	(1,068,000)
Inventory	3,252,000	(1,687,000)	(1,383,000)
Prepaid expenses	272,000	32,000	(34,000)
Taxes receivable	—	—	1,071,000
Other assets	(3,000)	—	(2,000)
Accounts payable	(799,000)	792,000	(460,000)
Accrued commissions and other expenses	402,000	238,000	(175,000)
Net cash provided by (used in) operating activities	3,134,000	(1,893,000)	(1,398,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(176,000)	(427,000)	(611,000)
Maturities (purchases) of marketable securities	539,000	1,642,000	(1,076,000)
Proceeds from the disposal of fixed assets	—	6,000	12,000
Net cash provided by (used in) investing activities	363,000	1,221,000	(1,675,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	334,000	258,000	—
Repurchases of common stock	—	—	(1,051,000)
Net cash provided by (used in) financing activities	334,000	258,000	(1,051,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,831,000	(414,000)	(4,124,000)

CASH AND CASH EQUIVALENTS, Beginning of year	3,890,000	4,304,000	8,428,000

CASH AND CASH EQUIVALENTS, End of year	$7,721,000	$3,890,000	$4,304,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash receipts for:
Income tax refunds	$—	$—	$1,066,000
Cash payments for:
Interest	$—	$—	$9,000
Income taxes	$8,000	$—	$—

See accompanying notes to these financial statements.

SPORT-HALEY, INC.

NOTES TO FINANCIAL STATEMENTS

1.                             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations – Sport-Haley, Inc., organized as a Colorado corporation in January 1991, designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY™ and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets.

Reclassification – Certain prior amounts have been reclassified to conform to the year 2005 presentation. Such reclassifications had no affect on net loss.

Marketable Securities – Marketable securities generally consist of United States government and mortgage-backed debt securities that mature within one year or less and are classified as held-to-maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximate their fair market values.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. In most cases, individual trade receivables apply to a specific identifiable sales invoice. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Inventories – Inventories are generally stated at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. We consider the programming and human errors, which caused us to use the standard cost method, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. The system was designed to utilize a series of complex valuation computations, and management determined that a manual reconstruction of the numerous amount of transactions affected by the programming and human errors was impracticable. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during 2005 and 2004. Based upon analyses performed to compare the landed cost components of our finished goods inventories with respect to our standard cost components and analyses of the allocated overhead portion of our standard costs, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. At June 30, 2005, certain inventory items remained on hand that had been valued using the standard cost method. The methods we use to determine the standard costs of our finished good inventories have not changed since our initial analyses of such costs were performed in 2004. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

The material weakness in our internal controls over financial reporting with respect to inventory valuation impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for 2005 and 2004. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold during 2005 and 2004. Costs associated with invoiced sales and returns as well as inventory adjustments are natural components of our cost of goods sold. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories during fiscals 2005 and 2004, and because we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for 2005 and 2004. Therefore, we believe that the procedures we applied to value our finished goods inventories in 2005 and 2004 provide us with reasonable assurance that our financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

Based upon tests we performed subsequent to June 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the system procedures, to accurately compute our finished goods inventory valuations using a weighted average cost assumption beginning in 2006.

Inventories are written down to market value as adjustments to reserves for inventory obsolescence. Changes in the reserves for inventory obsolescence are reflected in cost of goods sold during the periods in which the reserve is recorded and the obsolete inventory is sold, respectively. Write-downs as a result of inventory obsolescence totaled $1,403,000, $707,000 and $259,000 for 2005, 2004 and 2003, respectively.

Property and Equipment – Property and equipment are stated at historical cost. Depreciation is generally recorded over the estimated useful lives of the assets, ranging from three to twelve years, using the straight-line method of depreciation. Leasehold improvements are stated at historical cost and are generally amortized over the remaining life of the lease, using the straight-line method. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The costs of normal maintenance and repairs are charged to operating expenses as incurred. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

Impairment of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We do not perform periodic assessments of assets for impairment in the absence of such information or indicators. Currently, management has no indication of any events or circumstances that would significantly impair any of our long-lived assets, primarily furniture, fixtures and equipment. An impairment charge, if any, would be recorded for the excess of the carrying value of an asset over its estimated fair value, as determined based upon estimates of future cash flows, third-party valuation or other measures determined appropriate for the circumstances.

Revenue Recognition – The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is determinable and fixed; and, (4) collectibility is reasonably assured. We generally record revenue upon shipment, primarily transported via common carrier with terms of FOB at the point of delivery to the carrier. Occasionally, we may implement limited consignment programs with certain of our customers. We generally recognize revenue on consignment sales at the time of collection from the customer. On a limited basis, we also offer certain customers the right of return for certain inventory, which we include as a component within our estimate of allowance for sales returns.

During 2004, we initiated a policy that granted our independent wholesale sales representatives the right to return sample garments, at the end of the related marketing period for such merchandise, at no charge to the sales representative. Previously, we invoiced the representatives for sample garments at discounted wholesale prices.  The right to return offered to the representatives caused us to adopt a policy to account for the sample garments in a manner consistent with our accounting for consigned inventories, whereby we capitalize the cost of the sample garments as a component of our finished goods inventories and reverse the cost of sales of the such invoiced shipments. Further, we record an allowance to completely offset the amount receivable from the representatives for the garments and reverse the corresponding revenue effect of the sale. The sales representative’s accounts receivable balance, the related allowance and inventory costs are adjusted and a sale is recorded when the representative reimburses us for the cost of the sample garments or the term, for which the right of return was granted, expires. Upon return of the garments to us, the sales representative’s accounts receivable balance and the related allowance are adjusted accordingly, the corresponding revenue effect of the return is reversed and the inventory items are returned to stock. During 2005, we discontinued the policy that granted our independent sales representatives to right to return sample garments. Allowances for returns of sample garments totaled $28,000 and $332,000, and consigned inventories totaled $28,000 and $323,000 at June 30, 2005 and 2004, respectively. Because the shipments and returns of sample garments made under the right to return policy must be tracked and adjusted manually, actual shipments and returns made in accordance with that policy may differ from our estimates.

Sales Incentives –The types of incentives that we offer to our customers generally include sales discounts, terms discounts and free goods, which we include in the net sales line of our statement of operations. In the ordinary course of our business, we may offer our customers sales discounts of up to 25%, terms discounts of up to 10% or free goods of up to 5% off of our stated wholesale prices. The revenue effects of sales discounts and free goods are recorded upon invoicing our customer for the related merchandise. We record applicable terms discounts upon receipt of payment from the customer. On a limited basis, we also participate in cooperative advertising with certain of our customers. Charges for cooperative advertising are recorded as advertising expense in the period in which our payment is made or when we issue credit to the customer’s account.

Cost of Goods Sold – Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead and other charges, custom embroidery costs and freight-out in our cost of goods sold. Amounts invoiced to our customers for custom embroidery as well as shipping and handling charges are included as components of our net sales. Our overhead allocation includes certain of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expense. We include royalty payments, relating to sales of licensed apparel, in other operating costs.

Recoverable Defense Expenses - As of June 30, 2005, we had cumulatively incurred $1,100,000 in potentially recoverable costs related to the restatements of our 1999 and 1998 financial statements and the correction of material information for the fiscal quarters of years 2000, 1999 and 1998, an investigation and subsequent civil action initiated by the Securities and Exchange Commission and a class action lawsuit that has been settled. Our applicable officer and director liability insurance covers some of the expenses incurred in connection with the restatements and subsequent legal proceedings. The policy retention for such defense costs has been satisfied, and one of our insurance carriers had reimbursed us $401,000 as of June 30, 2005. Amounts recovered from our insurance carriers are generally offset against other related legal expenses in the period within which they are recovered, or recoverability is reasonably assured, except that amounts recovered are included in other income to the extent that such recovery exceeds legal expenses for related matters incurred within the period for which the recovery is recorded. We recorded offsets to legal expenses totaling $88,000, $204,000 and $0 and recorded other income of $109,000, $0 and $0 with regard to reimbursements from our insurance carriers for 2005, 2004 and 2003, respectively.

Advertising – We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. We had no capitalized direct response advertising for 2005, 2004 or 2003. We include the following in advertising expenses: costs of sales catalogs; tradeshow expenses; costs of apparel used in promotional activities; print ads in golf and other publications; market research expenditures; amounts paid to professional golfers; and, various other items. Advertising expense was $946,000, $902,000, and $960,000 for 2005, 2004, and 2003, respectively.

Deferred Taxes – Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce our deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at June 30, 2005, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates. Income tax expense equals taxes payable for the period plus the net change during the period in deferred tax assets and liabilities.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Among others, significant estimates include the allowance for doubtful accounts, sales returns and inventory reserves and valuation allowances associated with deferred tax assets. Accordingly, actual results could differ from those estimates.

Certain Risks and Concentrations – Our operations consist of designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. Our headquarters are located in Denver, Colorado, and our customers are located throughout the United States and abroad. As of June 30, 2005, 2004 and 2003, the majority of our receivables were from customers in the golfing industry. We perform on-going credit evaluations, and management believes that we maintain adequate allowance for potential credit losses.

Beginning in 2001, we significantly increased our reliance on foreign suppliers that provide finished and packaged apparel. The increased reliance heightened the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our increased reliance on foreign suppliers heightens the risk that we may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming. In 2005, 2004 and 2003, we purchased significant amounts of our finished apparel from various foreign suppliers. If we were to lose or terminate the services of any of these significant suppliers, our short-term ability to fulfill its customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting the results of our operations. In 2005, we purchased 43%, 11%, 8%, 7%, 6% and 5% of our finished apparel from six foreign suppliers, respectively. In 2004, we purchased 43%, 11%, 8% and 8% of our finished apparel from four foreign suppliers, respectively. Comparatively, we purchased 40% and 14% of our finished apparel from two suppliers in 2003.

Statements of Cash Flows – For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with original maturities of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

Financial Instruments – We periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in shareholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. We had no items of other comprehensive income for 2005, 2004, or 2003.

Net Income (Loss) Per Share – Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses reported in 2005, 2004 and 2003, all of our stock options outstanding were anti-dilutive, and thus excluded from the loss per share calculations.

Stock-Based Compensation – As permitted under the Statements of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” we account for our stock-based compensation with regard to options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	2005	2004	2003

Net loss - as reported	$(3,281,000)	$(2,186,000)	$(388,000)
Effect of employee stock-based compensation included in reported net loss	63,000	124,000	59,000
Effect of employee stock-based compensation per SFAS 123	(423,000)	(422,000)	(275,000)
Net loss applicable to common stock - pro forma	$(3,641,000)	$(2,484,000)	$(604,000)

Basic and Diluted:
Loss per share – as reported	$(1.29)	$(0.89)	$(0.15)
Effect of employee stock-based compensation included in reported net loss	0.03	0.05	0.02
Effect of employee stock-based compensation per SFAS 123	(0.17)	(0.17)	(0.10)
Net loss applicable to common stock - pro forma	$(1.43)	$(1.01)	$(0.23)

The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest	—	—	2.2%
Expected life	—	—	3 years
Expected volatility	—	—	46.0%
Expected dividend	—	—	—

The Plan expired by its terms in February 2003. Accordingly, no options were granted in 2005 or 2004. The expected life was determined based on the Plan’s vesting period and exercise behavior of the employees.

Recent Pronouncements – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R is effective for annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. SFAS 123R will be effective with our quarter ending September 30, 2005. We have not yet completed an evaluation but expect the adoption of SFAS 123R to have an effect on our financial statements similar to the pro forma effects reported above.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” which changes the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial condition or the results of our operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting of the adoption of a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for: (1) all voluntary changes in an accounting principle; and, (2) changes required by the adoption of a new accounting pronouncement, if a specific transition period is not provided within the pronouncement. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2006. We plan to adopt SFAS 154 beginning with our fiscal year 2007. Because SFAS 154 is directly dependent upon future events, we cannot determine what effect, if any, our expected adoption of SFAS 154 will have on our financial condition or the results of our operations.

Segments – We have one segment: designing, purchasing, contracting for the manufacture of, marketing and distributing men’s and women’s fashion golf apparel and outerwear. The information for this segment is the information used by our chief decision maker to evaluate operating performance.

2.                             FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of our financial instruments, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

3.                             CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of the following at June 30:

	2005	2004

Cash in banks	$4,815,000	$1,180,000
Short-term securities (original maturities of three months or less)	2,906,000	2,710,000
Total cash and cash equivalents	$7,721,000	$3,890,000

4.                             INVENTORIES:

Inventories consisted of the following at June 30:

	2005	2004

Component inventories	$387,000	$470,000
Finished goods inventories	3,766,000	8,338,000
Total inventories	$4,153,000	$8,808,000

5.                             PROPERTY AND EQUIPMENT:

Property and equipment are recorded at historical cost and are comprised of the following at June 30:

	2005	2004

Furniture and fixtures	$1,400,000	$1,377,000
Plant equipment	1,319,000	1,321,000
Computer software and equipment	1,240,000	1,208,000
Leasehold improvements	408,000	406,000
Other	56,000	56,000
Total property and equipment	4,423,000	4,368,000
Less accumulated depreciation, amortization, and impairment	(3,501,000)	(3,261,000)
Property and equipment, net	$922,000	$1,107,000

Depreciation and amortization expense for 2005, 2004, and 2003 was $352,000, $327,000 and $354,000, respectively.

6.                             LINE OF CREDIT AGREEMENT:

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, which was renewed through December 5, 2005, provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. The amended the terms of the agreement require us to maintain tangible net worth at the end of each fiscal quarter in the amount of at least $14,000,000. We did not have any balances due on the line of credit at June 30, 2005 and 2004, respectively.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At June 30, 2005 and 2004, we had outstanding letters of credit of $2,012,000 and $2,665,000, respectively.

7.                             INCOME TAXES:

The differences between the U.S. Federal statutory rate and our effective rate are as follows at June 30:

	2005	2004	2003

U.S. Federal statutory rate	$(1,150,000)	$(743,000)	$(194,000)
State income taxes	(157,000)	(68,000)	(28,000)
Change in deferred tax valuation allowance	1,254,000	1,377,000	35,000
Permanent differences and other	61,000	180,000	7,000
Total current and deferred tax expense (benefit)	$8,000	$746,000	$(180,000)

The components of income tax expense (benefit) are as follows at June 30:

	2005	2004	2003

Federal	$—	$—	$(14,000)
State	8,000	—	4,000
Deferred	—	746,000	(170,000)
Income tax expense (benefit)	$8,000	$746,000	$(180,000)

The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2005		2004
		Long-		Long-
	Current	Term	Current	Term

Deferred tax assets	$344,000	$2,434,000	$441,000	$1,083,000
Deferred tax liabilities	—	—	—	—
Net deferred tax asset before valuation allowance	344,000	2,434,000	441,000	1,083,000
Valuation allowance	(344,000)	(2,434,000)	(441,000)	(1,083,000)
Net deferred tax asset	$—	$—	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2005			2004
	Temporary		Long-	Temporary		Long-
	Difference	Current	Term	Difference	Current	Term
Allowance for doubtful accounts	$377,000	$140,000	$—	$454,000	$168,000	$—
Reserve for sales returns	286,000	106,000	—	342,000	127,000	—
Prepaid expenses	—	—	—	207,000	76,000	—
Accrued vacation	84,000	31,000	—	101,000	37,000	—
Accumulated depreciation and impairment	19,000	—	7,000	(19,000)	—	7,000
Stock options	479,000	—	177,000	610,000	—	226,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventories	182,000	67,000	—	88,000	33,000	—
Federal net operating losses	5,280,000	—	1,795,000	1,631,000	—	554,000
State net operating losses	7,952,000	—	368,000	4,507,000	—	209,000
Net deferred tax asset before valuation allowance		344,000	2,434,000		441,000	1,083,000
Valuation allowance		(344,000)	(2,434,000)		(441,000)	(1,083,000)
Net deferred tax asset		$—	$—		$—	$—

The changes in deferred tax valuation allowances for 2005, 2004 and 2003 were $1,254,000, $1,377,000 and $35,000, respectively.

Federal net operating loss carry forwards expire from 2023 through 2025. State net operating loss carry forwards expire from 2021 through 2025.

8.                             OPERATING LEASES:

The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2006.

Rent expenses for 2005, 2004, and 2003, were $255,000, $232,000 and $264,000, respectively.

The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2005 are as follows:

Years Ending June 30,	Amount

2006	$250,000
2007	94,000
2008	7,000
Total	$351,000

9.                             COMMITMENTS AND CONTINGENCIES:

Potential Claims – In filing our annual report on Form 10-K for fiscal 2000, we restated previously issued financial statements. In March 2001, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages suffered as a result of the restatements of our financial statements for 1999 and 1998 and the corrections of material financial information for the quarterly periods of 2000, 1999 and 1998. Also, counsel to the former auditors previously advised us that the former auditors may file certain claims against us, possibly including allegations of unpaid fees. Neither have we nor our former auditors filed any legal action to assert any of these claims. Based upon the information that is currently available, management does not believe that the impact, if any, of an award to the former auditors, if they were to initiate a formal action against us, would materially affect our financial position or the results of our operations. The parties have scheduled a non-binding mediation session before a neutral party in November 2005.

In September 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, Inc., our late Chairman and former Chief Executive Officer, Robert G. Tomlinson, and our former controller, Steve S. Auger (the “Defendants”). The suit was amended by the Commission in October 2003 to add one of our former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring either Mr. Tomlinson or Mr. Auger from serving as a director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for 2000, 1999 and 1998. The Commission’s suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has concluded. No trial date has yet been determined. The Company, subject to its Bylaws and Colorado law, agreed to indemnify Mr. Tomlinson and Mr. Auger and we have advanced the costs of their defense, pending final adjudication of the Action. The costs of defense of the action by the Defendants are covered by our applicable liability insurance, subject to the policy limits and a retention which has been satisfied, and other limitations. After Mr. Tomlinson’s death in

September, 2004, the Commission filed a motion to dismiss Mr. Tomlinson from the action without prejudice, and the Court granted the motion. In July 2005, we submitted a settlement proposal to the Commission’s Denver regional office, which the parties agreed to amend in September 2005. If the amended settlement proposal is approved by the full Commission in Washington D.C., the litigation against us would end, without further material impact on our financial position or the results of our operations. Counsel for Mr. Auger has informed us that a settlement proposal has also been submitted to the Denver office on Mr. Auger’s behalf, which, if approved, would also end the litigation against him. The Court has issued an Order requiring that the settlements, if approved by the full Commission, be submitted to the Court by no later than October 30, 2005. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that we will incur defending the Commission’s allegations if our amended settlement offer is not accepted. However, if the suit were continued and determined in favor of the Commission and against the Defendants, the possible monetary penalties that we might be required to pay, and other relief, could further negatively impact our financial position and the results of our operations.

We are subject to various other legal proceedings and claims that arise in the ordinary course of our business. Based upon the information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect our financial position or the results of our operations.

Touring Professionals – Pursuant to the terms of marketing agreements with certain touring professionals, we provide the professionals with golf apparel. We did not compensate any tour professional in cash for 2005.

Employment Agreements – We maintain several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. For 2005, employment and non-compete agreements provided for minimum salary levels totaling $738,000, excluding discretionary bonuses and severance payments upon termination of employment without cause.

As previously reported, in September 2004, our Chairman died. The employment agreement between the Company and the Chairman entitled the Chairman’s estate to receive, as a death benefit, severance compensation in a lump sum amount equal to three times the annual salary and bonus paid to the Chairman in the twelve months preceding his death. The late Chairman received salary of $170,000 over the twelve months preceding his death and no bonus. A dispute with the Chairman’s estate ensued concerning the amount of severance compensation and other matters relating to the Chairman’s employment agreement. The Chairman’s estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with the Chairman’s estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement for this mater, we paid the lump sum amount of $650,000 to the Chairman’s estate in October 2004. Accordingly, we recorded compensation expense in the amount of $650,000 during the fiscal quarter ended September 30, 2004.

As previously reported, in October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Kevin M. Tomlinson, our then Chief Executive Officer, President and Director, beyond the end of the term of the agreement on March 17, 2005. Per its terms, upon the non-renewal of the agreement, Mr. Tomlinson is entitled to receive severance compensation for a term of 36 months upon a termination of the agreement, equal to salary and bonus payments as shall have been paid to him during the most recent twelve-month period, and other compensation, including certain costs relating to Mr. Tomlinson’s participation in all employee benefit plans during the time he is receiving such severance compensation.

Mr. Tomlinson was also entitled to reimbursement for legal expenses he incurred with respect to exercising his right to obtain professional counsel regarding termination of the contract. Accordingly, we recorded severance and other compensation of $520,000 during the quarter ended December 31, 2004. Included in our accrued payroll liabilities at June 30, 2005, is the sum of $449,000 relating to future amounts due to Mr. Tomlinson with regard to severance and other compensation in accordance with the agreement.

License Agreements – In May 2001, we entered into a license agreement with Spalding Sports Worldwide, Inc. (“Spalding”) for the rights to market a line of men’s premium golf apparel under the Ben Hogan® brand name.

In July 2002, we reached an agreement with Spalding to amend the license agreement to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original license agreement previously granted us the right to market Ben Hogan® apparel within the United States. We paid Spalding $50,000 in cash and an additional retail value of $50,000 in finished goods (at a cost to us of approximately $29,000) for the rights to market Ben Hogan® apparel for a five year period ending December 31, 2006, and a subsequent renewal period ending December 31, 2011.

In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”).

In June 2003, we reached an agreement with Top-Flite Golf to amend the license agreement to grant us the right to market lines of golf apparel under the Top-Flite™ brand name within the United States, Sweden, Mexico and various Caribbean countries. We paid Top-Flite Golf $25,000 in cash for the rights to market Top-Flite™ apparel for the balance of the licensing period ending December 31, 2006, and a subsequent renewal period ending December 31, 2011.

In September 2003, Callaway Golf Company (“Callaway”) purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite™ brand names licensed to us. Subsequently, Callaway requested that we delay our planned launch of Top-Flite™ branded apparel. We maintain the right to market men’s and women’s golf apparel bearing the Top-Flite™ brand name in accordance with the terms of the license agreement. Recently, we’ve had discussions with Callaway, and we plan to introduce collections of Top-Flite™ branded apparel within the United States in the future.

The original and amended agreements require us to pay royalties based upon sales. We record royalty payments governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Royalty payments with respect to license agreements totaled $797,000, $532,000 and $326,000 for 2005, 2004 and 2003, respectively.

10.                       SHAREHOLDERS’ EQUITY:

Repurchase of Common Stock – Our Board of Directors previously authorized the repurchase of up to 2,820,000 shares of our issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. All shares repurchased by us are required to be canceled and returned to the status of authorized but unissued common stock. We have no commitment or obligation to repurchase all or any portion of the shares, and we did not repurchase any shares during 2005. Through June 30, 2005, we had cumulatively repurchased a total of 2,512,800 shares of our common stock at a cost of $13,488,000.

Preferred Stock – The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest our Board of Directors with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2005, we had no preferred stock issued or outstanding.

Common Stock Options – In March 1993, we adopted a Stock Option Plan (the “Plan”). The Plan, as originally adopted, provided for the reservation of 750,000 shares of our common stock for issuance pursuant to the Plan. Since its adoption, as a result of various actions, the number of shares reserved for issuance under the Plan increased to 2,150,000 shares. The Plan expired by its terms in February 2003.

Under the Plan, we could grant to employees, directors and consultants of the Company, and any subsidiary thereof, options to purchase common stock. Generally, granted options vest over three years, were granted at fair market value on the date of grant, expire 10 years from that date, are non-transferable and cannot be exercised for a period of one year from the date of grant. The Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determined the number of options granted and applicable exercise periods. Option agreements issued in accordance with the Plan prior to its expiration in February 2003 will generally remain in force until the earlier of their exercise, their expiration or the termination of an employment relationship with the Company.

At June 30, 2005, the Company had outstanding options equal to 838,500 shares of common stock at prices ranging from $2.71 to $9.78 with expiration dates between 2006 and 2013. In 2005, 120,000 options were exercised and 138,515 options expired.

Activity under the Company’s Plan is set forth below:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
Option	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Balances	Options	Price	Price	Options	Price	Price

June 30, 2002	894,501	$4.44	$3.00 - $8.63	84,457	$6.37	$2.50 - $9.78

Granted	400,000	$2.71	$2.71	—	—	—
Canceled	(99,501)	$8.63	$8.63	(1,760)	$2.50	$2.50
June 30, 2003	1,195,000	$3.50	$2.71 - $8.63	82,697	$6.45	$2.50 - $9.78

Exercised	(80,667)	$3.01	$3.00 - $3.60	—	—	—
Canceled	(84,333)	$4.53	$3.00 - $8.50	(15,682)	$3.65	$2.50 - $7.50
June 30, 2004	1,030,000	$3.44	$2.71 - $8.63	67,015	$7.11	$3.00 - $9.78

Exercised	(120,000)	$2.78	$2.71 - $3.60	—	—	—
Canceled	(125,000)	$3.29	$3.00 - $3.60	(13,515)	$7.50	$7.50
June 30, 2005	785,000	$3.56	$2.71 - $8.63	53,500	$6.95	$3.00 - $9.78

Options outstanding at June 30, 2005, vest as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Vesting	Options	Price	Price	Options	Price	Price

Vested as of
June 30, 2004	470,002	$3.98	$2.71 - $8.63	51,167	$7.13	$3.00 - $9.78

Vested during
2005	239,999	$2.99	$2.71 - $3.60	2,333	$3.00	$3.00
Vested as of
June 30, 2005	710,001	$3.65	$2.71 - $8.63	53,500	$6.95	$3.00 - $9.78

Vesting during
2006	74,999	$2.71	$2.71	—	—	—

Totals	785,000	$3.56	$2.71 – $8.63	53,500	$6.95	$3.00 - $9.78

If not exercised earlier, options outstanding as of June 30, 2005 will expire as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Expiration	Options	Price	Price	Options	Price	Price

Expiring during
2006	150,000	$2.95	$2.71 - $3.60	10,000	$9.25	$9.25
2007	75,000	$8.63	$8.63	10,000	$7.56	$6.50 - $8.63
2008	—	—	—	7,500	$8.63	$8.63
2009	—	—	—	9,000	$9.78	$9.78
2010	40,000	$3.00	$3.00	—	—	—
2011	—	—	—	10,000	$3.00	$3.00
2012	295,000	$3.31	$3.00 - $3.60	7,000	$3.00	$3.00
2013	225,000	$2.71	$2.71	—	—	—

Totals	785,000	$3.56	$2.71 – $8.63	53,500	$6.95	$3.00 - $9.78

400,000 options were granted in fiscal 2003 at approximately 85% of market price, and 304,000 options were granted in fiscal 2002 at approximately 80% of market price, with weighted average fair values of $1.24 and $1.71 at the grant dates, respectively. All other options were granted at exercise prices that approximated the market prices on the dates of grant. The weighted average fair value of all options granted during fiscal 2002 was $1.07 per share.

Since 1997, we have followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company. We follow the provisions of APB 25 for all grants of stock options to our employees. Generally, all stock options granted to our employees, pursuant to the Plan, were not compensatory. During 2005, 2004 and 2003, we recognized $63,000, $124,000 and $94,000, respectively, in stock-based compensation expense.

11.                       EARNINGS (LOSS) PER SHARE:

In the reconciliation of basic to diluted earnings per share, there were no reconciling items affecting the numerator in any year presented. In 2005, 2004 and 2003, due to our net losses, all options, totaling 838,500, 1,097,015 and 1,277,697, respectively, were anti-dilutive and therefore excluded from the earnings (loss) per share calculations.

12.                       RETIREMENT PLAN:

In January 1996, the Company adopted a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to our employees. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company of $0.25 on the dollar for employee deferrals of the first 5% of a participating employee’s annual compensation. For 2005, 2004, and 2003, we contributed $19,000, $18,000 and $19,000, respectively, to the 401(k) Plan accounts of Company employees.

SCHEDULE II

SPORT-HALEY, INC.

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
	Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

June 30,
2003	$76,000	$437,000	$—	$(197,000	)(1)	$316,000
2004	$316,000	$272,000	$—	$(134,000	)(1)	$454,000
2005	$454,000	$180,000	$—	$(257,000	)(1)	$377,000

ALLOWANCE FOR SALES RETURNS

June 30,
2003	$180,000	$1,084,000	$—	$(1,038,000	)(2)	$226,000
2004	$226,000	$1,386,000	$—	$(1,270,000	)(2)	$342,000
2005	$342,000	$2,112,000	$—	$(2,168,000	)(2)	$286,000

ALLOWANCE FOR SAMPLE GARMENT RETURNS

June 30,
2004	$—	$368,000	$—	$(36,000	)(2)	$332,000
2005	$332,000	$322,000	$—	$(626,000	)(2)	$28,000

ALLOWANCE FOR INVENTORY OBSOLESCENCE

June 30,
2003	$1,351,000	$259,000	$—	$(1,154,000	)(3)	$456,000
2004	$456,000	$707,000	$—	$(216,000	)(3)	$947,000
2005	$947,000	$1,403,000	$—	$(1,721,000	)(3)	$629,000

(1) Written-off of uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2) Actual sales returns.

(3) Changes in allowance relating to sales and dispositions of inventories previously written down.