Form 10-Q
period 2005-09-30
SPORT HALEY INC
filed 2005-11-21
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock, no par value	2,770,252

SPORT-HALEY, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$8,406,000	$7,721,000
Accounts receivable, net of allowances of $545,000 and $691,000, respectively	2,807,000	4,495,000
Inventories	4,768,000	4,153,000
Prepaid expenses and other	281,000	196,000

Total current assets	16,262,000	16,565,000

Property and equipment, net	843,000	922,000
Other assets	3,000	3,000

	$17,108,000	$17,490,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$539,000	$582,000
Accrued royalties payable	161,000	294,000
Accrued commissions payable	149,000	249,000
Accrued payroll	466,000	533,000
Other	96,000	93,000

Total current liabilities	1,411,000	1,751,000

Commitments and Contingencies (Notes 3 and 4)

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 and 2,645,585 shares issued and outstanding, respectively	10,813,000	10,460,000
Additional paid-in capital	1,621,000	1,590,000
Retained earnings	3,263,000	3,689,000
Total shareholders’ equity	15,697,000	15,739,000

	$17,108,000	$17,490,000

***  Taken from the audited balance sheet at that date

See accompanying notes to condensed financial statements.

SPORT-HALEY, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net sales	$4,011,000	$5,570,000

Cost of goods sold	2,641,000	3,257,000
Impairments	65,000	543,000
Total cost of goods sold	2,706,000	3,800,000

Gross profit	1,305,000	1,770,000

Other Operating Costs:
Selling, general and administrative expenses	1,633,000	2,859,000
Royalty expense	163,000	198,000
Total other operating costs	1,796,000	3,057,000

Loss from operations	(491,000)	(1,287,000)

Other income, net	64,000	11,000

Loss before benefit from income taxes	(427,000)	(1,276,000)

Benefit from income taxes	1,000	—

Net loss	$(426,000)	$(1,276,000)

Basic and diluted loss per common share	$(0.16)	$(0.52)

Basic and diluted weighted average shares outstanding	2,685,000	2,456,000

See accompanying notes to condensed financial statements.

SPORT-HALEY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(426,000)	$(1,276,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,000	86,000
Impairments and write-downs	65,000	543,000
Allowance for doubtful accounts	15,000	60,000
Common stock options	31,000	16,000
Gain/Loss on disposal of assets	—	3,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	1,673,000	1,643,000
Inventory	(680,000)	(562,000)
Other assets	(85,000)	36,000
Accounts payable	(43,000)	(397,000)
Accrued commissions and other expenses	(297,000)	37,000
Net cash provided by operating activities	337,000	189,000

Cash flows from investing activities:
Redemptions of held to maturity investments	—	538,000
Purchase of fixed assets	(5,000)	(19,000)
Net cash provided (used) by investing activities	(5,000)	519,000

Cash flows from financing activities:
Issuance of common stock	353,000	63,000
Net cash provided by financing activities	353,000	63,000

Net increase in cash and cash equivalents	685,000	771,000

Cash and cash equivalents, beginning	7,721,000	3,890,000

Cash and cash equivalents, ending	$8,406,000	$4,661,000

Supplemental disclosure of cash flow information:
Cash received during the period for:
Income taxes	$1,000	$—
Cash paid during the period for:
Income taxes	$—	$7,000

See accompanying notes to condensed financial statements.

SPORT-HALEY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1                                                    SIGNIFICANT ACCOUNTING POLICIES:

Condensed Financial Statements - The accompanying condensed balance sheets and interim condensed statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Our revenues are seasonal, and, therefore, interim results are not necessarily indicative of results to be expected for the full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2005, included in the Company’s filing on Form 10-K.

Stock-Based Compensation - Our Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At September 30, 2005, there were outstanding options to purchase 688,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between November 2005 and January 2013. In the quarter ended September 30, 2005, 125,000 options were exercised and 25,000 options expired. We received proceeds of $353,000 with respect to options exercised during the quarter ended September 30, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for annual periods beginning after July 1, 2005, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective July 1, 2005.

Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	Three Months Ended September 30,
	2005	2004

Net income (loss) - as reported	$(426,000)	$(1,276,000)
Effect of employee stock-based compensation included in reported net loss	31,000	16,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(106,000)
Net income (loss) applicable to common stock (pro forma 2004)	$(426,000)	$(1,366,000)

Basic and Diluted:
Income (loss per share) - as reported	$(0.16)	$(0.52)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.00
Per share effect of employee stock-based compensation per SFAS 123	(0.01)	(0.04)
Income (loss) per share applicable to common stock (pro forma 2004)	$(0.16)	$(0.56)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” which changes the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.”  SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on the results of our operations and financial condition.

Segments – We have one operating segment: designing, purchasing, contracting for the manufacture of and marketing and distributing men’s and women’s fashion golf apparel and outerwear. The information for this segment is the information used by our chief decision maker to evaluate operating performance.

NOTE 2                                                 INVENTORIES:

	September 30,	June 30,
	2005	2005
Inventories consisted of the following:
Component	$85,000	$387,000
Finished goods	4,683,000	3,766,000

	$4,768,000	$4,153,000

NOTE 3                                                 LINE OF CREDIT AGREEMENT:

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2005, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of the our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain minimum tangible net worth of $14,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at September 30, 2005, or June 30, 2005, respectively.

NOTE 4                                                 COMMITMENTS AND CONTINGENCIES:

At September 30, 2005, we had $818,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5                                                 EARNINGS PER SHARE:

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended September 30, 2005
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(426,000)	2,685,000	$(0.16)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(426,000)	2,685,000	$(0.16)

	Three Months ended September 30, 2004
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(1,276,000)	2,456,000	$(0.52)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(1,276,000)	2,456,000	$(0.52)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6                                               SUBSEQUENT EVENTS:

On November 8, 2005, we announced that we entered into a joint venture with Explorer Gear USA, which will be operated as a separate Colorado limited liability company (“LLC”). The LLC intends to use our license with Callaway to manufacture and market Top-Flite™ branded apparel to Wal-Mart Stores, Inc. in the United States. The license, previously granted to us by Callaway, allows us to manufacture and distribute Top-Flite™ branded apparel in the United States and certain other countries. Callaway has given us its consent to use the Top-Flite™ license in connection with the LLC, subject to certain conditions.

Explorer Gear USA is affiliated by ownership with Explorer Headgear, Inc., a Canadan corporation located in Markham, Ontario. Explorer Headgear, Inc. is licensed by Callaway to manufacture and market Top-Flite™ apparel in Canada. Explorer Headgear, Inc. and Explorer Gear USA are affiliated with certain manufacturing plants in China, which are expected to manufacture Top-Flite™ apparel for the LLC. We anticipate that the first significant deliveries of Top-Flite™ apparel to Wal-Mart Stores, Inc., in the United States will be made in approximately January 2006.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of the Company’s business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. The Company’s financial condition and the results of its operations will depend on a number of factors, including, but not limited to, the following: our ability to control costs and expenses; our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of increasing sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; relations with and performance of suppliers; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; political and international trade relations; changes in international trade quota systems for apparel; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; timely performance of third parties, such as freight forwarders, including risks of labor disputes and/or labor strikes; changes in product mix; inventory risks due to shifts in market and/or price erosion of purchased apparel; lost or reduced manufacturing capacity of significant suppliers; loss or delay of shipments from foreign suppliers; access to capital; maintaining satisfactory relationships with commercial banking institutions; and, establishing controls with regard to and maintaining the integrity of technology and information systems. Additional information on these and other factors that could affect our financial results is included in the discussion below and in the Company’s Form 10-K for the year ended June 30, 2005. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission (“SEC”) filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to the Company’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of, markets and distributes quality women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY™ and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs and resorts  and exclusive department stores within the United States and by certain distributors within international markets. We distribute Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company (“Callaway”).

We are represented by a network of independent wholesale sales representatives and employ a vice-president of sales and a regional sales manager, each with responsibilities for both of our branded labels of apparel. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY™ and Ben Hogan® apparel on our behalf.

We continue to focus on stabilizing revenues associated with our SPORT HALEY™ label and growth of revenues associated with our Ben Hogan® label. We previously discontinued marketing SPORT HALEY™ men’s fashion apparel, in part, because we believe that there are natural synergies common to Ben Hogan® men’s fashion apparel and SPORT HALEY™ women’s fashion apparel. By marketing SPORT HALEY™ women’s apparel in conjunction with Ben Hogan® men’s apparel, we are attempting to maintain our market share with current women’s apparel customers and expect to expand the distribution channels for fashion women’s apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men’s apparel.

In November 2005, we announced that we plan to introduce initial collections of Top-Flite™ men’s apparel in approximately January 2006. Top-Flite™ apparel will be distributed via a vendor agreement with Wal-Mart Stores through a joint venture with Explorer Gear USA. We will distribute Top-Flite™ apparel pursuant to our licensing agreement with Callaway.

RECENT DEVELOPMENTS

On November 8, 2005, we announced that we entered into a joint venture with Explorer Gear USA, which will be operated as a separate Colorado limited liability company (“LLC”). The LLC intends to use our license with Callaway to manufacture and market Top-Flite™ branded apparel to Wal-Mart Stores, Inc. in the United States. The license, previously granted to us by Callaway, allows us to manufacture and distribute Top-Flite™ branded apparel in the United States and certain other countries. Callaway has given us its consent to use the Top-Flite™ license in connection with the LLC, subject to certain conditions.

Explorer Gear USA is affiliated by ownership with Explorer Headgear, Inc., a Canadian corporation located in Markham, Ontario. Explorer Headgear, Inc. is licensed by Callaway to manufacture and market Top-Flite™ apparel in Canada. Explorer Headgear, Inc. and Explorer Gear USA are affiliated with certain manufacturing plants in China, which are expected to manufacture Top-Flite™ apparel for the LLC. We anticipate that the first significant deliveries of Top-Flite™ apparel to Wal-Mart Stores, Inc., in the United States will be made in approximately January 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in our Report on Form 10-K for the fiscal year ended June 30, 2005. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Inventories

Inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. We consider the programming and human errors, which caused us to use a standard cost method in prior periods, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

At September 30, 2005, a relatively small percentage our inventory items remained on hand that had been valued in prior periods using the standard cost method. Based upon tests we performed during the quarter ended September 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the proscribed system procedures, so that prospectively we may rely upon the computer system to accurately compute our finished goods inventory valuations using a weighted average cost assumption. During the quarter ending December 31, 2005, we plan to design and implement additional controls to periodically test the accuracy of the system-generated valuation entries that comprise the weighted average cost components of our finished goods inventories to conclude whether the material weakness has been mitigated.

The material weakness in our internal controls over financial reporting with respect to inventory valuation also impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows in periods during the periods covered by this report. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold in periods in the periods covered by this report. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories, and because we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for the periods covered by this report. Therefore, we believe that the procedures we applied to value our finished goods inventories for the periods covered by this report provide us with reasonable assurance that our condensed financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our reserves for inventory obsolescence to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences. During the quarter ended September 30, 2005, we recorded finished goods inventories write-downs of $65,000. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at September 30, 2005, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. Our allowance for doubtful accounts totaled $259,000 at September 30, 2005, including specific reserves approximating $18,000 with respect to certain delinquent customer accounts. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At September 30, 2005, the Company’s allowance for sales returns was $286,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates

LIQUIDITY AND CAPITAL RESOURCES

Because the golf apparel business is highly seasonal in nature, our balance sheet amounts as of September 30, 2005, may be more meaningful when compared with the balance sheet amounts as of September 30, 2004, rather than with the balance sheet amounts at June 30, 2005.

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

Our net accounts receivable decreased by $1,688,000 to $2,807,000 at September 30, 2005, from $4,495,000 at June 30, 2005. When compared with the September 30, 2004, balance, the net accounts receivable balance at September 30, 2005, decreased by $1,436,000, or 34%. Historically, our net sales are weakest during our first fiscal quarter, and our net accounts receivable balance generally declines during our first fiscal quarter when compared with the balance at the previous fiscal year end. While a large portion of our fourth fiscal quarter sales are shipped in the month of June each year, sales are generally shipped more evenly throughout our first fiscal quarter. Because a large portion of our sales are shipped with Net 30 payment terms, our collections are generally greater than our sales during our first fiscal quarter, because a significant portion of our June sales are generally collected by September 30 each year. Changes in our accounts receivable balances provided operating cash of $1,673,000 and $1,643,000 for the fiscal quarters ended September 30, 2005 and 2004, respectively.

The balances of our inventories have increased slightly since June 30, 2005. Inventories increased by $615,000, or 15%, to $4,768,000 at September 30, 2005, from $4,153,000 at June 30, 2005. When compared with the balance at September 30, 2004, our inventories decreased by $4,059,000, or 46%, from $8,827,000. The comparative decreases are attributable to several separate factors. Near the end of fiscal 2004, we established initiatives designed to reduce excess inventories and to set target thresholds for expected future levels of finished goods inventories. One of our initiatives reduced the number of items offered for sale in each of the SPORT HALEY® and Ben Hogan® apparel collections, thereby reducing inventories related to the initial purchases of finished goods items at the beginning of each season. Another initiative was enacted to identify and dispose of excess obsolete or aging finished goods inventories. In fiscal 2005, we sold substantially all of our excess obsolete or aging finished goods inventories. During fiscal 2005, we developed new methods that we believe provide us with better information to timely identify and value excess amounts of finished goods inventories from a current selling season. In fiscal 2005, we also developed new methods to optimize reorders of finished goods inventories based upon the anticipated required future delivery dates of pre-booked customer orders. We believe that the new reorder methods have allowed us to minimize the quantities of finished goods inventories expected to remain at the end of each selling season. The differences between the periods in pending ocean deliveries of finished goods also contributed to the comparative differences in total finished goods inventories. Pending ocean deliveries of finished goods were $824,000, $459,000 and $317,000 at September 30, 2005, June 30, 2005, and September 30, 2004, respectively. Changes in our inventory balances provided operating cash of $2,765,000 and used operating cash of $3,092,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. Changes in our inventory balances used operating cash of $615,000 and $19,000 for the quarters ended September 30, 2005 and 2004, respectively.

Our continued reliance on foreign suppliers sustains the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, our predominant reliance upon foreign suppliers, and significant reliance on six separate foreign suppliers, also sustains the risk that we would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

Accounts payable and accrued expenses decreased by $340,000 to $1,411,000 at September 30, 2005, from $1,751,000 at June 30, 2005. Accounts payable and accrued expenses decreased by $377,000, or 21%, from $1,788,000 at September 30, 2004. The comparative decreases in accounts payable and accrued expenses are indicative of management’s efforts to reduce overall operating expenses.

Due to the combination of the factors discussed above, and others, our operating activities provided cash of $337,000 for the three months ended September 30, 2005. Comparatively, for the quarter ended September 30, 2004, our operating activities provided cash of $189,000.

For the three months ended September 30, 2005, investing activities used cash of $5,000. Comparatively, for the three months ended September 30, 2004, investing activities provided cash of $519,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Generally, our held-to-maturity investments consist of short-term federal agency securities. During the three months ended September 30, 2005, we expended $5,000 for the purchase of property and equipment, and $84,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2005, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain tangible net worth of $14,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2005, we had $818,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2006. We also have alternative sources of financing, including the factoring of customer accounts receivable. Although they are available to the Company, we do not anticipate using alternative sources of financing during the remainder of fiscal 2006. However, our capital needs will depend on many factors, including the Company’s growth rate, the need to finance required inventory levels, the success of various sales and marketing programs, expenses related to the defense of pending law suits and various other factors.

RESULTS OF OPERATIONS

Our business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the three months ended September 30, 2005, were $4,011,000, a decrease of $1,559,000, or 28%, from net sales of $5,570,000 for the comparable period in the prior fiscal year. We attribute the decrease in net sales to factors such as the previously reported discontinuance of our HALEY RESERVE men’s fashion apparel and differences between the periods with the timing of shipments relating to our respective fall seasons. The difference caused by our discontinuance of the HALEY RESERVE men’s collections totaled slightly over $1,000,000, the amount of net HALEY RESERVE sales recorded during the three months ended September 30, 2004. While net sales of our SPORT HALEY™ women’s collections were substantially similar between the comparable three-month periods, sales of our Ben Hogan® men’s collections declined between the periods by approximately $349,000. We attribute the decline in Ben Hogan® net sales to differences between the periods with the timing of shipments relating to our respective fall seasons. While we have not specifically quantified sales differences between the respective periods, we believe that the decrease in Ben Hogan® sales primarily relates to our shipping a larger percentage of our fall collections prior to June 30 this year as compared with the same period last year. Net sales of Ben Hogan® apparel collections were $2,349,000 and $2,698,000 for the three months ended September 30, 2005 and 2004, respectively. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”) for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increase in sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Gross profit, as a percentage of net sales, was 33% for the quarter ended September 30, 2005, and 32% for the same quarter in the prior fiscal year. Our gross profit is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the three months ended September 30, 2005, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess inventories. The valuation of inventories to the lower of cost or market also negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our gross profit was negatively impacted by $65,000 for the three months ended September 30, 2005, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, our gross profit was negatively impacted by $543,000 for the three months ended September 30, 2004, by a similar lower of cost or market adjustment. We believe that the substantially lower adjustment recorded in the September 2005 period is indicative of our successful efforts to minimize the amount of our finished goods inventories expected to remain on hand at the end of each selling season and to better estimate the recoverable value of our excess finished goods inventories.

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

Selling, general and administrative expenses decreased by $1,196,000, or 42%, to $1,663,000 for the quarter ended September 30, 2005, from $2,859,000 for the same quarter in the prior fiscal year. The decrease was primarily attributable to the accrual at September 30, 2004, of $650,000 in severance and other compensation payable to our late Chairman’s estate subsequent to his death combined with a general decrease in selling, general and administrative expenses. As previously reported, shortly after December 30, 2004, we performed a detailed review of our selling, general and administrative costs and formed a plan to reduce costs in several categories. The comparative decrease at September 30, 2005, is indicative of the cost reductions that have been achieved as a result of implementing cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenditures were approximately 41% and 51% for the quarters ended September 30, 2005 and 2004, respectively.

We recorded royalty expense of $163,000 and $198,000 for the quarters ended September 30, 2005 and 2004, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s apparel bearing the Ben Hogan® label.

Net loss for the three months ended September 30, 2005, was ($426,000), a difference of $850,000, or 67%, as compared with the net loss of ($1,276,000) for the same period in the prior fiscal year. At September 30, 2005, we had federal and state net operating loss carry forwards of $5,850,000 and $8,522,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of our continued trend of net losses in the current and most recent prior fiscal years, we determined that it was more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. While we are attempting to streamline our business operations and to initiate other improvements to return the Company to profitability, such as the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, during the quarterly periods ended September 30, 2005 and 2004, we did not record a benefit from income taxes associated with the corresponding losses for the respective nine-month periods.

Both the basic and diluted losses per share were ($0.16) for the quarter ended September 30, 2005. Both the basic and diluted losses per share were ($0.52) for the same quarter in the prior fiscal year. Due to our net losses for the respective periods, all options were anti-dilutive and therefore excluded from the loss per share calculations.

Our book value per share was $5.67 at September 30, 2005, $5.95 at June 30, 2005, and $6.85 at September 30, 2004.

ITEM 3 QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2005.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. At September 30, 2005, we did not have any outstanding borrowings under the line of credit. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $818,000 at September 30, 2005. We do not use derivative financial instruments to manage interest rate risk.

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

As discussed in Part II, Item 2, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in “Critical Accounting Policies and Estimates,” we consider the programming and human computational errors, which caused us to use a standard cost method in prior periods, to be a material weakness in our internals control over financial reporting with respect to inventory valuation during the periods covered by this report. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventory valuation. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, the Interim Chief Executive Officer and the Chief Financial Officer believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

At September 30, 2005, a relatively small percentage of our inventory items remained on hand that had been valued in prior periods using the standard cost method. Based upon tests we performed during the quarter ended September 30, 2005, the Interim Chief Executive Officer and the Chief Financial Officer believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the proscribed system procedures, so that prospectively we may rely upon the computer system to accurately compute our finished goods inventory valuations using a weighted average cost assumption. The Interim Chief Executive Officer and the Chief Financial Officer believe that the procedures we applied to value our finished goods inventories for the periods covered by this report provide us with reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

The material weakness in our internal controls over financial reporting with respect to inventory valuation also impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods covered by this report. The inability of our computer system to properly calculate the valuation of our finished goods inventories also affected the system-recorded amounts within our cost of goods sold during the periods covered by this report. Because we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories for the periods covered by this report, and because we consistently recorded adjustments to inventories as components of cost of goods sold during the periods covered by this report, we believe with reasonable assurance that our cost of goods sold are fairly stated during the periods covered by this report. Therefore, the Interim Chief Executive Officer and Chief Financial Officer believe that the procedures we applied to value our finished goods inventories for the periods covered by this report provide us with reasonable assurance that our report fairly states, in all material respects, our financial condition, results of operations and cash flows.

(b)               Changes in Internal Controls Over Financial Reporting

During the first quarter of fiscal 2006, we did not institute any significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the quarter ending December 31, 2005, we plan to design and implement additional controls to periodically test the accuracy of the system-generated valuation entries that comprise the weighted average cost components of our finished goods inventories to conclude whether the material weakness has been mitigated.

Our management, including the Interim Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

As previously reported, in September 2003, the United States Securities and Exchange Commission (the “Commission”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, Inc., Robert G. Tomlinson, our late Chairman and former Chief Executive Officer, and Steve S. Auger, our former Controller (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of our former auditors to the action as a Defendant. The suit seeks an injunction against future violations and other relief, including disgorgement, civil penalties and an order barring Mr. Tomlinson and Mr. Auger from serving as director or officer of any publicly held company. The suit alleges that the Defendants misrepresented inventories, period costs and losses on the sale of headwear equipment in annual and/or quarterly financial statements for Sport-Haley’s fiscal years 2000, 1999 and 1998. The amended complaint alleges that Sport-Haley, Inc. violated §17(a) of the Securities Act of 1933 (the “Securities Act”), §10(b), §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and various other rules promulgated thereunder. The amended complaint further alleges that Mr. Tomlinson and Mr. Auger violated §17(a) of the Securities Act, §10(b) and §13(b)(5) of the Exchange Act and Rules 10b-5 and 13b-2 thereunder. Finally, the suit alleges that Mr. Tomlinson and Mr. Auger aided and abetted Sport-Haley, Inc. in violation of §13(b)(2) and §15(d) of the Exchange Act and various rules promulgated thereunder. The Commission’s suit primarily relates to errors in our previously issued financial statements that we previously reported when we voluntarily restated our financial statements for fiscal years 1999 and 1998 and subsequently corrected material financial information for the quarterly periods of fiscal years 2000, 1999 and 1998. The Defendants have answered the allegations of the amended complaint, denying the substantive allegations and asserting various defenses. Discovery in the action has concluded. No trial date has yet been determined. Subject to our Bylaws and Colorado law, we agreed to indemnify Mr. Tomlinson and Mr. Auger, and we have advanced the costs of their defenses, pending final adjudication of the Action. The costs of defense of the action by the Defendants are covered by the applicable liability insurance, subject to a policy retention, which has been satisfied, and other limitations. After Mr. Tomlinson’s death in September 2004, the Commission filed a motion to dismiss Mr. Tomlinson from the action without prejudice, and the Court granted the motion. In July 2005, we submitted a settlement proposal to the Commission’s Denver regional office, which the parties agreed to amend in September 2005. If the amended settlement proposal is approved by the full Commission in Washington D.C., the litigation against us would end, without further material impact on our financial position or the results of our operations. Counsel to Mr. Auger has informed us that a settlement proposal has also been submitted to the Denver office on his behalf, which, if approved, would also end the litigation against him. The Court issued an Order requiring the settlements, if approved by the full Commission, be submitted to the Court by no later than November 30, 2005. Based upon the information that is currently available, management cannot reasonably estimate the amount of future costs that we will incur defending the Commission’s allegations if our amended settlement offer is not accepted. However, if the suit were determined in favor of the Commission and against the Defendants, the possible monetary penalties and other relief that we might be required to pay could further negatively impact our financial position and the results of our operations.

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

As of September 30, 2005, we had cumulatively incurred $1,104,000 in potentially recoverable costs related to the restatements of our fiscal year 1999 and 1998 financial statements and the correction of material information for the fiscal quarters of years 2000, 1999 and 1998, an investigation and subsequent civil action initiated by the Commission and a class action lawsuit that has been settled. The policy retention for such costs has been satisfied, and one of our insurance carriers had reimbursed us $409,000 as of September 30, 2005. Amounts recovered from our insurance carriers are generally offset against other related legal expenses in the period within which they are recovered, or recoverability is reasonably assured, except that amounts recovered are included in other income to the extent that such recovery exceeds legal expenses for related matters incurred within the period for which the recovery is recorded.

We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. Based upon information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect our financial position or the results of our operations.

ITEM 5             OTHER INFORMATION

On October 19, 2005, Mark Maley, Vice-President, Sales of Sport-Haley, Inc., submitted a letter of resignation, dated and effective October 18, 2005. Pursuant to the letter of resignation and Mr. Maley’s executive employment agreement, Mr. Maley provided notice of his intended resignation ninety days before such resignation will become effective on January 16, 2006. The Board of Directors has not appointed anyone to act as Vice-President, Sales upon Mr. Maley’s departure. Barry L. Hyman, our Regional Sales Manager, has agreed to serve as National Sales Manager on an interim basis.

On November 8, 2005, we announced that we entered into a joint venture with Explorer Gear USA, which will be operated as a separate Colorado limited liability company (“LLC”). The LLC intends to use our license with Callaway to manufacture and market Top-Flite™ branded apparel to Wal-Mart Stores, Inc. in the United States. The license, previously granted to us by Callaway, allows us to manufacture and distribute Top-Flite™ branded apparel in the United States and certain other countries. Callaway has given us its consent to use the Top-Flite™ license in connection with the LLC, subject to certain conditions.

Explorer Gear USA is affiliated by ownership with Explorer Headgear, Inc., a Canadian corporation located in Markham, Ontario. Explorer Headgear, Inc. is licensed by Callaway to manufacture and market Top-Flite™ apparel in Canada. Explorer Headgear, Inc. and Explorer Gear USA are affiliated with certain manufacturing plants in China, which are expected to manufacture Top-Flite™ apparel for the LLC. We anticipate that the first significant deliveries of Top-Flite™ apparel to Wal-Mart Stores, Inc., in the United States will be made in approximately January 2006.

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

SPORT-HALEY, INC.
(Registrant)

Date:	November 21, 2005	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)