Form 10-K/A
period 2005-06-30
SPORT HALEY INC
filed 2006-01-12
CIK 892653

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Explanatory Note

This amendment to annual report of Sport-Haley, Inc. on Form 10-K for the fiscal year ended June 30, 2005 is being made to amend certain matters in Item 5 and 9A. The remainder of the original Form 10-K previously filed on October 13, 2005 (the “Original Form 10-K”) has not been changed or amended. This amendment relates primarily to the Company’s determination that the number of record holders of its common stock as reported in the original Form 10-K required correction. The Company wishes to correct this disclosure and also to more clearly state the method used by the Company to determine its number of record holders, as opposed to the number of its beneficial shareholders. The Company has also provided information to correct the number of record holders reported in prior years.

This amendment also amends the cover page of this Form 10-K by removing the reference to the Company’s common stock being registered pursuant to §12(g) of the Securities Exchange Act (the “Exchange Act”). The Company believed that when it withdrew its listing from the Pacific Stock Exchange in November 1998, at which time the common stock was registered pursuant to §12(b) of the Exchange Act, the Company had complied with Rule 12g-2 which the Company believed caused its common stock to be deemed to be registered under §12(g) without filing a separate registration statement. Since November 1998, we have considered the Company’s common stock to be registered under §12(g) and have made periodic and other filings with the Commission consistent with that belief. It has recently come to the Company’s attention that this belief was in error and that the Company, in order for its common stock to be registered pursuant to §12(g), is required to file a registration statement on Form 10, which the Company filed on November 11, 2006. The registration of our common stock pursuant to §12(g) of the Exchange Act has not been declared effective.

This amendment also amends our disclosure in Item 9A to note that our computation of record holders of our common stock, and our assumption that our common stock was properly registered pursuant to §12(g) of the Exchange Act, was incorrect.

Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the October 13, 2005, filing of our Original Form 10-K in any way, except to reflect the changes discussed in this amendment. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below. Accordingly, this amendment should be read in conjunction with the Original Form 10-K.

As a result of these amendments, the Company is also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment the Company is not including those parts of the Section 302 certifications pertaining to financial statements and is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the original filing.

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

As of April 8, 2005, there were approximately 124 holders of record of our common stock. We computed the number of record holders by adding to the number of actual record holders as shown on the securities holder list obtained from our transfer agent, the number of individual participants or accounts held by the Depository Trust Company (“DTC”), according to securities position listings, as defined in Rule 17Ad-8.  The vast majority of our common shares are held in trust by Cede & Co., as nominee for the DTC. We estimate that as of April 8, 2005, our common stock was owned beneficially by approximately 900 shareholders.

The following table shows the number of record holders of our common stock for the fiscal years indicated, which were all calculated in accordance with the method described above.

		Number of Record Holders
		Securities
		Position	Securities	Total
Fiscal	Record	Listings	Holder	Holders	Held in
Year	Date	Participants	List	of Record	Treasury	Totals

2005	02/24/05	59	65	124	—	124
2004	02/13/04	70	67	137	—	137
2003	02/13/03	69	61	130	1	131
2002	01/18/02	79	60	139	1	140
2001	05/18/01	81	63	144	—	144

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

As discussed in our Original Form 10-K, we consider the programming and human computational errors, which caused us to use a standard cost method, to be a material weakness in our internals control over financial reporting with respect to inventory valuation during the period covered by this report. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. The system was designed to utilize a series of complex valuation computations, and we determined that a manual reconstruction of the numerous amount of transactions affected by the programming and human errors was impracticable. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to finished goods inventory valuation during the period covered by this report. Based upon analyses performed to compare the landed cost components of our finished goods inventories with our respective standard cost components and analyses of the allocated overhead portion of our standard costs, we concluded that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. At June 30, 2005, certain inventory items remained on hand that had been valued using the standard cost method. The methods we use to determine the standard costs of our finished goods inventories have not changed since our initial analyses of such costs were performed in fiscal 2004. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, the Interim Chief Executive Officer and the Chief Financial Officer believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. The Interim Chief Executive Officer and the Chief Financial Officer believe that the procedures we applied to value our finished goods inventories for the period covered by this report provide us with reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In addition, it recently came to our attention that our computation of record holders of our common stock, and our assumption that our common stock was properly registered pursuant to §12(g) of the Exchange Act, was incorrect.  Since November 1998, we had believed that our common stock was registered pursuant to § 12(g) of the Exchange Act.  It recently came to our attention that our reliance upon Rule 12g-2, which, if applicable, would have deemed us to be so registered, was misplaced.  We are correcting this situation by registering our common shares pursuant to §12(g) of the Exchange Act on Form 10, which form was filed on November 11, 2006. The registration has not been declared effective.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits, Financial Statements and Financial Statement Schedules

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

(3)	Exhibits

Exhibit No.	Document
*** 31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

*** 31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.

January 12, 2006	By:	/s/PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial
Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Interim Chief Executive Officer,	January 12, 2006
Donald W. Jewell	President and Senior Vice President

/s/ PATRICK W. HURLEY	Chief Financial Officer, Secretary,	January 12, 2006
Patrick W. Hurley	Treasurer and Controller

/s/ RONALD J. NORICK	Director	January 12, 2006
Ronald J. Norick	and Chairman of the Board

/s/ JAMES R. TENBROOK	Director	January 12, 2006
James R. TenBrook	and Audit Committee Chairman

/s/ MARK J. STEVENSON	Director	January 12, 2006
Mark J. Stevenson	and Compensation Committee Chairman

/s/ JAMES H. EVEREST	Director	January 12, 2006
James H. Everest