Form 10-Q
period 2005-12-31
SPORT HALEY INC
filed 2006-02-21
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File No. 0-51715

SPORT-HALEY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	84-1111669
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4600 E. 48th Avenue, Denver, Colorado 80216

(Address of principal executive offices)

(303) 320-8800

(Issuer’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes ☐ No

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2006
Common Stock, no par value	2,770,252

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

SIGNATURES

EXHIBITS

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)	(***)

ASSETS

Current assets:
Cash and cash equivalents	$8,387,000	$7,721,000
Accounts receivable, net of allowances of $535,000 and $691,000, respectively	2,723,000	4,495,000
Inventories	5,110,000	4,153,000
Prepaid expenses and other	336,000	196,000
Total current assets	16,556,000	16,565,000

Property and equipment, net	733,000	922,000
Other assets	3,000	3,000

Total Assets	$17,292,000	$17,490,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$705,000	$582,000
Accrued royalties payable	175,000	294,000
Accrued commissions payable	155,000	249,000
Accrued payroll	464,000	533,000
Other	99,000	93,000
Total current liabilities	1,598,000	1,751,000

Commitments and Contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 and 2,645,252 shares issued and outstanding, respectively	10,813,000	10,460,000
Additional paid-in capital	1,621,000	1,590,000
Retained earnings	3,260,000	3,689,000
Total shareholders’ equity	15,694,000	15,739,000

Total Liabilities and Shareholders’ Equity	$17,292,000	$17,490,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,429,000	$5,000,000	$8,440,000	$10,570,000

Cost of goods sold	2,663,000	3,847,000	5,304,000	7,104,000
Impairments	129,000	695,000	194,000	1,238,000
Total cost of goods sold	2,792,000	4,542,000	5,498,000	8,342,000

Gross profit	1,637,000	458,000	2,942,000	2,228,000

Other Operating Costs:
Selling, general and administrative expenses	1,438,000	2,364,000	3,162,000	5,223,000
Royalty expense	175,000	152,000	338,000	350,000
Total other operating costs	1,613,000	2,516,000	3,500,000	5,573,000

Income (loss) from operations	24,000	(2,058,000)	(558,000)	(3,345,000)

Other income, net	77,000	52,000	130,000	63,000

Income (loss) before provision for income taxes	101,000	(2,006,000)	(428,000)	(3,282,000)

Provision for income taxes	(2,000)	—	(1,000)	—

Net income (loss)	$99,000	$(2,006,000)	$(429,000)	$(3,282,000)

Basic earnings (loss) per common share	$0.04	$(0.77)	$(0.16)	$(1.29)

Diluted earnings (loss) per common share	$0.03	$(0.77)	$(0.16)	$(1.29)

Basic weighted average shares outstanding	2,770,000	2,545,000	2,728,000	2,541,000

Diluted weighted average shares outstanding	2,968,000	2,545,000	2,728,000	2,541,000

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(429,000)	$(3,282,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	170,000	170,000
Impairments and write-downs	194,000	1,238,000
Allowance for doubtful accounts	75,000	120,000
Common stock options	31,000	31,000
Gain/Loss on sale of fixed assets	12,000	3,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	1,697,000	2,410,000
Inventories	(1,151,000)	1,434,000
Other assets	(140,000)	22,000
Accounts payable	123,000	(914,000)
Accrued commissions and other expenses	(276,000)	356,000
Net cash provided by operating activities	306,000	1,588,000

Cash flows from investing activities:
Redemption of held-to-maturity investments	—	538,000
Proceeds from sales of fixed assets	16,000	—
Purchase of fixed assets	(9,000)	(67,000)
Net cash provided by investing activities	7,000	471,000

Cash flows from financing activities:
Net proceeds from issuance of common stock	353,000	63,000
Net cash provided by financing activities	353,000	63,000

Net increase in cash and cash equivalents	666,000	2,122,000

Cash and cash equivalents, beginning	7,721,000	3,890,000

Cash and cash equivalents, ending	$8,387,000	$6,012,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,000	$3,000

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our fiscal year 2006 condensed consolidated financial statements include the accounts of Sport-Haley, Inc. (“Sport-Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”) (Sport-Haley, Inc. and Reserve Apparel Group LLC collectively referred to as the “Company”). Reserve Apparel was formed in November 2005 by Sport-Haley and Explorer Gear USA to manufacture and market Top-Flite™ branded apparel. Sport-Haley and Explorer Gear USA each own 50% interests in Reserve Apparel. A licensing agreement between Callaway Golf Company and Sport-Haley allows Reserve Apparel to market golf apparel bearing the Top-Flite™ brand. All significant inter-company accounts and transactions between Sport-Haley and Reserve Apparel have been eliminated. In December 2005, Sport-Haley contributed capital of $25,000 and advanced a loan of $189,000 to Reserve Apparel. As of December 31, 2005, Reserve Apparel recorded no other material transactions and Explorer Gear USA had contributed no capital to Reserve Apparel. Accordingly, the condensed consolidated financial statements of the Company do not reflect the minority interest of Explorer Gear USA in Reserve Apparel at December 31, 2005.

Condensed Financial Statements – The accompanying condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Our revenues are seasonal and, therefore, interim results are not necessarily indicative of results to be expected for the full year.

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

Restatement of Previously Issued Interim Financial Statements – The Audit Committee of our Board of Directors, along with senior management, determined that our statements of operations and cash flows for the period ended September 30, 2005, contained an error, which when corrected would result in a material impact on our results of operations for the quarter ended September 30, 2005.  The Audit Committee and senior management have therefore determined that the statements of operations and cash flows for the period ended September 30, 2005, require restatement.  The error relates to our accounting for bonuses paid to certain executives and a key employee, which we had recorded in October 2005.  The Audit Committee and senior management determined that compensation expense relating to the bonuses should have been recorded in the quarter ended September 30, 2005.  We expect to file an amended interim report on Form 10-Q for the period ended September 30, 2005, to correct this error, which we anticipate will increase the amount of reported net loss for the quarterly period by $102,000, or 24%.  The correction will not have a material effect on our statements of operations or cash flows for the six-month period ended December 31, 2005.

Reclassification – Certain prior period amounts have been reclassified to conform to the year 2006 presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

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

At December 31, 2005, there were outstanding options to purchase 678,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between July 2006 and January 2013. During the quarter ended December 31, 2005, no options were exercised and 10,000 options expired.

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

Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	Six Months Ended December 31,
	2005	2004
Net loss - as reported	$(429,000)	$(3,282,000)
Effect of employee stock-based compensation included in reported net loss	31,000	31,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(211,000)
Net loss applicable to common stock (2004 pro forma)	$(429,000)	$(3,462,000)
Basic and Diluted:
Loss per share - as reported	$(0.16)	$(1.29)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.01
Per share effect of employee stock-based compensation per SFAS 123	(0.01)	(0.08)
Loss per share applicable to common stock (2004 pro forma)	$(0.16)	$(1.36)

	Three Months Ended December 31,
	2005	2004
Net income (loss) - as reported	$99,000	$(2,006,000)
Effect of employee stock-based compensation included in reported net loss	—	16,000
Effect of employee stock-based compensation per SFAS 123	—	(106,000)
Net income (loss) applicable to common stock (2004 pro forma)	$99,000	$(2,096,000)

Basic:
Income (loss) per share - as reported	$0.04	$(0.77)
Per share effect of employee stock-based compensation included in reported net income (loss)	—	0.01
Per share effect of employee stock-based compensation per SFAS 123	—	(0.04)
Income (loss) per share applicable to common stock (2004 pro forma)	$0.04	$(0.80)

Diluted:
Income (loss) per share - as reported	$0.03	$(0.77)
Per share effect of employee stock-based compensation included in reported net income (loss)	—	0.01
Per share effect of employee stock-based compensation per SFAS 123	—	(0.04)
Income (loss) per share applicable to common stock (2004 pro forma)	$0.03	$(0.80)

Segments – The consolidated Company has two operating segments: (1) designing, purchasing, contracting for the manufacture of and marketing women’s and men’s fashion golf apparel and outerwear; and, (2) wholesale sales of branded apparel to large, discount store chains and other mass market outlets. The information for these segments is the information used by the Company’s chief decision maker to evaluate operating performance. Segment information for wholesale sales of branded apparel to large, discount store chains and other mass market outlets has not been presented in this report, because there was no material business activity for this segment as of December 31, 2005.

NOTE 2             INVENTORIES

	December 31, 2005	June 30, 2005
Inventories consisted of the following:
Component	$319,000	$387,000
Finished goods	4,791,000	3,766,000

	$5,110,000	$4,153,000

NOTE 3             LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain minimum tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at December 31, 2005, or June 30, 2005, respectively.

NOTE 4             COMMITMENTS AND CONTINGENCIES

At December 31, 2005, we had $985,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2005
	Net Income (Loss)	Weighted Average Shares	Per Share
Income (Loss) Per Common Share

Basic income (loss) per share	$99,000	2,770,000	$0.04

Effect of dilutive securities options	—	198,000	(0.01)

Diluted income (loss) per share	$99,000	2,968,000	$0.03

	Six Months ended December 31, 2005
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(429,000)	2,728,000	$(0.16)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(429,000)	2,728,000	$(0.16)

	Three Months ended December 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(2,006,000)	2,545,000	$(0.77)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(2,006,000)	2,545,000	$(0.77)

	Six Months ended December 31, 2004
	Net Income (Loss)	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(3,282,000)	2,541,000	$(1.29)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(3,282,000)	2,541,000	$(1.29)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6             SUBSEQUENT EVENTS:

On February 13, 2006, we entered into a settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members. Pursuant to the terms of the settlement agreement and a sharing agreement between Sport-Haley, Inc. and one of our director and officer liability insurance carriers, we will receive a net payment of approximately $173,000 from the total settlement with the former auditors.

In March 2001, as we previously announced, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages we claimed were suffered as a result of the restatements of our financial statements for fiscal years 1999 and 1998 and the corrections of material information for the quarterly periods of fiscal years 2000, 1999 and 1998. Also, we were previously advised that the former auditors asserted certain claims against us, including allegations of unpaid fees. Neither Sport-Haley, Inc. nor the former auditors filed any legal action to assert any of these disputed claims.

During a mediation session in November 2005, we reached an agreement in principle with the former auditors to settle all disputed claims between the parties and their affiliates. The parties have now finalized a written settlement agreement, which provides for payment to Sport-Haley, Inc. of $525,000. In accordance with a sharing agreement between Sport-Haley, Inc. and one of its carriers for director and officer liability insurance, we will receive 33% of these settlement proceeds, or approximately $173,000, and the insurance carrier will receive the remainder to partially recover amounts the carrier paid in connection with a previously settled class action securities lawsuit and defense costs the carrier has reimbursed to us relating to the civil action lawsuit filed by the SEC.

Among other terms of the settlement agreement, the parties have agreed to mutual releases of all claims asserted against each other and each party has continued to deny the merits of those claims asserted against it by the other party.

On January 17, 2006, the Court entered a Final Judgment, pursuant to a settlement reached with the Securities and Exchange Commission (the “Commission” or the “SEC”), to resolve the pending claims in the civil action brought by the SEC against Sport-Haley, Inc. and our former Controller. The settlement had been considered by the Commission in Washington D.C. and thereby approved on December 8, 2005. The settlement did not call for Sport-Haley, Inc. to pay any fine, civil penalty or disgorgement. Pursuant to a written Consent entered into by Sport-Haley, Inc. as part of the settlement, Sport-Haley, Inc. consented, without admitting or denying the allegations of the Complaint or Amended Complaint, to the entry of an injunction enjoining the Company from violating §17(a)(2) and §17(a)(3) of the Securities Act of 1933 (the “Securities Act”), which do not require proof of scienter (an intent to deceive, manipulate or defraud), but may be based upon a showing of negligence, §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 12b-20, 15d-1 and 15d-13 promulgated thereunder. The settlement resulted in no injunction or adjudication against Sport-Haley, Inc. with respect to the claims alleging violations of §17(a)(1) of the Securities Act, §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, which each require proof of scienter.

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” “appear” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of the Company’s business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. The Company’s financial condition and the results of its operations will depend on a number of factors, including, but not limited to, the following: our ability to control costs and expenses; our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of increasing sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; relations with and performance of suppliers; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; political and international trade relations; changes in international trade quota systems for apparel; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; timely performance of third parties, such as freight forwarders, including risks of labor disputes and/or labor strikes; changes in product mix; inventory risks due to shifts in market and/or price erosion of purchased apparel; lost or reduced manufacturing capacity of significant suppliers; loss or delay of shipments from foreign suppliers; access to capital; maintaining satisfactory relationships with commercial banking institutions; and, establishing controls with regard to and maintaining the integrity of technology and information systems. Additional information on these and other factors that could affect our financial results is included in the discussion below and in the Company’s Form 10-K for the year ended June 30, 2005. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to Sport-Haley’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of, markets and distributes quality women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY™ and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within international markets. We distribute Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company (“Callaway”).

We are represented by a network of independent wholesale sales representatives and employ a regional sales manager, with responsibilities for both our SPORT HALEY™ and Ben Hogan® labels of apparel.

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

In November 2005, we previously announced that Top-Flite™ apparel will be distributed in the United States in accordance with a vendor agreement with Wal-Mart Stores through Reserve Apparel Group LLC, a joint venture between Sport-Haley, Inc. and Explorer Gear USA. Top-Flite™ apparel will be distributed pursuant to our licensing agreement with Callaway. We anticipate the first sales of Top-Flite™ apparel to Wal-Mart Stores will be made in late February 2006.

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

Inventories

Inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. In prior periods we considered the programming and human errors, which caused us to use a standard cost method in the prior periods, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. For periods subsequent to March 31, 2005, we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method were immaterial. At December 31, 2005, a relatively small percentage our inventory items remained on hand that had been valued in prior periods using the standard cost method.

During the quarter ended December 31, 2005, we revised employee guidelines and procedures for recording inventory-related transactions within our software system, and shortly after December 31, 2005, we prepared a detailed analysis of the weighted average cost calculations recorded within our software for several of our finished goods inventory items. Our guidelines and procedures are designed to ensure that only qualified personnel may record inventory-related transactions. During the quarter ended December 31, 2005, those persons received additional training in how to properly record finished goods inventory transactions within the system. Our detailed analysis concluded with reasonable assurance that the software system has been properly configured within a level of accuracy that provides us with reasonable assurance to now rely upon the system to properly compute the weighted average unit costs of our finished goods inventories. Therefore, we now believe, with reasonable assurance, that the programming errors related to our operations software no longer cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. However, human errors have continued to cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. Our detailed analysis revealed that certain variances in the unit costs of our finished goods inventories have occurred, because procedures were not properly followed in all instances. Ongoing training and management supervision are inherent requirements within any software system and all errors cannot be prevented in all instances. In order to achieve reasonable assurance that human errors no longer cause a material weakness, we will continue to educate and supervise our personnel responsible for recording inventory-related transactions, and we will also refine our periodic testing model used to determine the accuracy of inventory-related transactions which have been recorded within the system.

The material weakness in our internal controls over financial reporting with respect to inventory valuation also impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows in the periods covered by this report. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold in certain periods covered by this report. Because (1) we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005, (2) we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method subsequent to March 31, 2005, were immaterial and (3) we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for the periods covered by this report. Therefore, we believe that the procedures we applied to value our finished goods inventories for the periods covered by this report provide us with reasonable assurance that our condensed consolidated financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our reserves for inventory obsolescence to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences. During the quarter ended December 31, 2005, we recorded finished goods inventories write-downs of $129,000. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required or we may recognize losses on the disposition of obsolete inventories.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at December 31, 2005, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. Our allowance for doubtful accounts totaled $249,000 at December 31, 2005, including specific reserves approximating $18,000 with respect to certain delinquent customer accounts. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At December 31, 2005, the Company’s allowance for sales returns was $286,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

RECENT PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 05-6 (“EITF 05-6”), “Determining the Amortization Period for Leasehold Improvements.” The guidance provided by EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals of the lease that are reasonably assured at the date of the business combination or purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. We do not believe the adoption of EITF 05-6 will have a material impact on our financial condition or the results of our operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of: (1) all voluntary changes in principles; and, (2) changes required by a new accounting pronouncement, if a specific transition period is not provided. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. Because SFAS 154 is directly dependent upon future events, we cannot determine what effect, if any, adoption of SFAS 154 will have on our financial condition or the results of our operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” to clarify the guidance included in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably determined. If amounts cannot be reasonably estimated, FIN 47 requires certain disclosures about the unrecognized asset retirement obligations. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that adoption of FIN 47 will have a material impact on our financial condition or the results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature. Therefore, the balance sheet amounts as of December 31, 2005, may be more meaningful when compared with the balance sheet amounts as of December 31, 2004, rather than with the balance sheet amounts at June 30, 2005.

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

Our net accounts receivable decreased by $1,772,000 to $2,723,000 at December 31, 2005, from $4,495,000 at June 30, 2005. When compared with the December 31, 2004, balance, the net accounts receivable balance at December 31, 2005, decreased by $693,000, or 20%. Historically, a significant number of our customers close their businesses for the winter months, beginning in October or November of each year. Because many of those business owners prefer to settle their outstanding account balances prior to closing up shop for the winter, our net accounts receivable balance generally declines during our second fiscal quarter. Changes in our accounts receivable balances and related allowances provided operating cash of $1,772,000 and $2,530,000 for the six-month periods ended December 31, 2005 and 2004, respectively.

Our inventories increased from $4,153,000 at June 30, 2005, to $5,110,000 at December 31, 2005. However, our inventory requirements are highly cyclical in nature, and, when compared with the balance of $6,136,000 at December 31, 2004, our inventories at December 31, 2005, declined by $1,026,000, or 17%. The differences in our inventory balances between the respective periods are attributable to a few separately identifiable factors. In fiscal 2005, we developed new methods to optimize reorders of finished goods inventories based upon the anticipated required future delivery dates for pre-booked customer orders. We believe that the new reorder methods have allowed us to optimize the quantities of finished goods inventories on hand at any point in time and to minimize the amount of excess inventories remaining at the end of each selling season. In fiscal 2005, we also developed new methods that we believe provide us with better information to timely identify and value excess finished goods inventories relating to a current selling season. Having better information to identify excess inventories allows us to more quickly develop marketing strategies to reduce the amount of inventories remaining at the end of a selling season and to maximize recovery associated with excess inventories. Differences between the periods in pending ocean deliveries of finished goods also factored into the overall decrease. Pending ocean deliveries of finished goods approximated $750,000, $459,000 and $293,000 at December 31, 2005, June 30, 2005, and December 31, 2004, respectively. Changes in our inventory balances provided (used) operating cash of ($957,000) and $2,672,000 for the six-month periods ended December 31, 2005 and 2004, respectively.

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

Accounts payable and accrued expenses decreased by $153,000, or 9%, to $1,598,000 at December 31, 2005, from $1,751,000 at June 30, 2005. Accounts payable and accrued expenses increased by $8,000, or 1%, from $1,590,000 at December 31, 2004. The increase of $8,000 when comparing the balance at December 31, 2005, with the balance at December 31, 2004, primarily related to the differences in pending ocean deliveries of finished apparel between the periods discussed above combined with a decrease in accrued payroll expenses. Included in accrued payroll expenses at December 31, 2004, was the balance of $490,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at December 31, 2005, accrued payroll expenses included the balance of $367,000 in severance and other compensation payable to our former chief executive officer.

Due to the combination of the factors discussed above, and others, during the six months ended December 31, 2005, our operating activities provided cash of $306,000. Comparatively, during the six months ended December 31, 2004, our operating activities provided cash of $1,588,000.

For the six months ended December 31, 2005, investing activities provided cash of $7,000. Comparatively, for the six months ended December 31, 2004, investing activities provided cash of $471,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Generally, our held-to-maturity investments consist of short-term federal agency securities. During the six months ended December 31, 2005, we expended $9,000 for the purchase of property and equipment, and $170,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amended agreement, we must maintain tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At December 31, 2005, we had $985,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2006. We also have alternative sources of financing, including the factoring of customer accounts receivable. We do not anticipate drawing on the line of credit or using alternative sources of financing during the remainder of fiscal 2006. However, our capital needs will depend on many factors, including the Company’s growth rate, the need to finance required inventory levels, the success of current sales and marketing programs and various other factors.

RESULTS OF OPERATIONS

Our business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the three months ended December 31, 2005, were $4,429,000, a decrease of $571,000, or 11%, from net sales of $5,000,000 for the comparable quarterly period in the prior fiscal year. Net sales for the six months ended December 31, 2005, were $8,440,000, a decrease of $2,130,000, or 20%, from net sales of $10,570,000 for the comparable six-month period in the prior fiscal year. We attribute the decreases in net sales to factors such as the previously reported discontinuance of our HALEY RESERVE men’s fashion apparel and a significant decrease in SPORT HALEY™ women’s apparel between the respective periods. The decreases in net sales associated with our discontinuance of the HALEY RESERVE men’s collections totaled $200,000 and $900,000, the approximate amount of HALEY RESERVE net sales recorded during the quarter and six months ended December 31, 2004, respectively. Net sales of our SPORT HALEY™ women’s collections decreased substantially between the comparable quarterly and six-month periods. Net sales of SPORT HALEY™ women’s apparel totaled approximately $1,400,000 and $2,900,000, for the quarter and six months ended December 31, 2005, decreases of approximately $1,100,000, or 44%, and $1,500,000, or 34%, when compared with the respective quarterly and six-month periods in the prior fiscal year. The overall market for women’s fashion golf apparel appears to be shrinking, as evidenced by the recent exit from the women’s market by certain of our competitors. While the dramatic decline in sales of women’s apparel greatly concerns our management, SPORT HALEY™ continues to be a highly recognized brand within the women’s golf apparel market, and we are currently developing strategies to improve the strategic position of the SPORT HALEY™ brand within the women’s market.

Net sales of our Ben Hogan® men’s collections continued to increase between the comparative periods. Net sales of Ben Hogan® approximated $2,800,000 and $5,200,000 for the quarter and six-months ended December 31, 2005, increases of approximately $800,000, or 40%, and $480,000, or 10%, from net sales of approximately $2,000,000 and $4,700,000 for the quarter and six months ended December 31, 2004. We believe that the increase in Ben Hogan® sales is indicative of the highly-respected reputation we have built for the Ben Hogan® apparel brand within golf apparel markets. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”) for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increase in sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Gross profit, as a percentage of net sales, was 37% for the quarter ended December 31, 2005, and 9% for the same quarter in the prior fiscal year. Gross profit, as a percentage of net sales, was 35% for the six-month period ended December 31, 2005, and 21% for the same six-month period in the prior fiscal year. Our gross profit is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the six months ended December 31, 2005, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess inventories, which we believe is indicative of our successful efforts to better estimate the recoverable value of our excess finished goods inventories. The valuation of inventories to the lower of cost or market negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our gross profit was negatively impacted by $129,000 and $194,000 for the quarter and six months ended December 31, 2005, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, our gross profit was negatively impacted by $695,000 and $1,238,000 for the quarter and six months ended December 31, 2004, by similar lower of cost or market adjustments. We believe that the substantially lower adjustments recorded during the quarter and six-month period ended December 31, 2005, are indicative of our successful efforts to minimize the amount of our finished goods inventories remaining on hand at the end of each selling season.

Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight-out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes a portion of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Selling, general and administrative expenses decreased by $926,000, or 39%, to $1,438,000 for the quarter ended December 31, 2005, from $2,364,000 for the same quarter in the prior fiscal year. Selling, general and administrative expenses decreased by $2,061,000, or 39%, to $3,162,000 for the six-month period ended December 31, 2005, from $5,223,000 for the same six-month period in the prior fiscal year. The comparative decreases in selling, general and administrative expenses are attributable to several factors. During the quarter ended December 31, 2004, we recorded $520,000 in severance compensation relating to the departure of our former chief executive officer. Similarly, during the six months ended December 31, 2004, we recorded $650,000 in severance and other compensation subsequent to the death of our former Chairman. Differences in sales commission, payroll expenses and a general reduction in general and administrative expenses also contributed to the respective decreases in overall selling, general and administrative expenses. Sales commissions were $352,000 and $644,000 for the quarter and six months ended December 31, 2005, and were $482,000 and $991,000 for the quarter and six months ended December 31, 2004, respectively. After excluding the severance and other compensation expenses from total payroll expenses recorded during the quarter and six months ended December 31, 2004, payroll expenses decreased by $131,000 and $199,000 for the quarterly and six-month periods ended December 31, 2005, respectively. Payroll expenses for the six months ended December 31, 2005, included bonuses and related employer payroll taxes totaling $91,000 paid in October 2005 to certain of the Company’s executives, including the Interim Chief Executive Officer who received a cash bonus of $50,000 and title to a Company vehicle with an estimated value of $14,000. The remainders of the comparative decreases are generally attributable to overall comparative decreases in general and administrative expenses between the periods, which are indicative of cost reductions that have been achieved as a result of implementing cost reduction initiatives in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 32% and 37% for the quarter and six months ended December 31, 2005, and 47% and 49% for the quarter and six months ended December 31, 2004, respectively.

We recorded royalty expense of $175,000 ad $152,000 for the quarters ended December 31, 2005 and 2004, respectively. We recorded royalty expense of $338,000 ad $350,000 for the six months ended December 31, 2005 and 2004, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted to us to market men’s apparel bearing the Ben Hogan® label.

Other income, net, was $77,000 for the quarter ended December 31, 2005, an increase of $25,000, or 48%, from $52,000 for the same quarter in the prior fiscal year. Other income, net, was $130,000 for the six months ended December 31, 2005, an increase of $67,000, or 106%, from $63,000 for the same six-month period in the prior fiscal year. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The increases for the quareterly and six-month periods are generally attributable to higher rates of interest earned during the respective periods ended December 31, 2005, than had been earned during the comparable periods in the prior fiscal year.

Income (loss) before provision for income taxes for the quarter ended December 31, 2005, was $101,000, a difference of $2,107,000, or 105%, as compared with ($2,006,000) for the same period in the prior fiscal year. Loss before provision for income taxes for the six months ended December 31, 2005, was ($428,000), a difference of $2,854,000, or 87%, as compared with ($3,282,000) for the same period in the prior fiscal year. At December 31, 2005, we had federal and state net operating loss carry forwards of $5,600,000 and $8,300,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of our continued trend of net losses in fiscal 2006 and the most recent prior fiscal years, we determined that it was more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. While we continue to search for ways to streamline our business operations and to initiate other improvements to return the Company to profitability, such as the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, during the six-month periods ended December 31, 2005 and 2004, we did not record a benefit from income taxes associated with the corresponding losses for the respective six-month periods.

Basic earnings (loss) per common share were $0.04 and ($0.77) for the quarters and were ($0.16) and ($1.29) for the six-month periods ended December 31, 2005 and 2004, respectively. Diluted earnings (loss) per common share were $0.03 and ($0.77) for the quarters and were ($0.16) and ($1.29) for the six-month periods ended December 31, 2005 and 2004, respectively.

Our book value per outstanding common share was $5.67 at December 31, 2005, $5.95 at June 30, 2005, and $6.06 at December 31, 2004.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from September 30, 2005.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. At December 31, 2005, we did not have any outstanding borrowings under the line of credit. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $985,000 at December 31, 2005. We do not use derivative financial instruments to manage interest rate risk.

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

As discussed in “Critical Accounting Policies and Estimates - Inventories,” after we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. In prior periods we considered the programming and human errors, which caused us to use a standard cost method in the prior periods, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. For periods subsequent to March 31, 2005, we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method were immaterial. A relatively small percentage our inventory items remained on hand at December 31, 2005, that had been valued in prior periods using the standard cost method.

During the quarter ended December 31, 2005, we revised employee guidelines and procedures for recording inventory-related transactions within our software system, and shortly after December 31, 2005, we prepared a detailed analysis of the weighted average cost calculations recorded within our software for several of our finished goods inventory items. Our guidelines and procedures are designed to ensure that only qualified personnel may record inventory-related transactions During the quarter ended December 31, 2005, those persons received additional training in how to properly record finished goods transactions within the system. Our detailed analysis concluded with reasonable assurance that the software system has been properly configured within a level of accuracy that provides us with reasonable assurance to now rely upon the system to properly compute the weighted average unit costs of our finished goods inventories. Therefore, we now believe, with reasonable assurance, that the programming errors related to our operations software no longer cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. However, human errors have continued to cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. Our detailed analysis revealed that certain variances in the unit costs of our finished goods inventories have occurred, because procedures were not properly followed in all instances. Ongoing training and management supervision are inherent requirements within any software system, and all errors cannot be prevented in all instances. In order to achieve reasonable assurance that human errors no longer cause a material weakness, we will continue to educate and supervise our personnel responsible for recording inventory-related transactions, and we will also refine our periodic testing model used to determine the accuracy of inventory-related transactions which have been recorded within the system.

The material weakness in our internal controls over financial reporting with respect to inventory valuation also impaired our ability to rely upon information created by our computer system to fairly present, in all material respects, our financial condition, results of operations and cash flows in the periods covered by this report. The inability of our computer system to properly calculate the valuation of our finished goods inventories using a weighted average cost assumption also affected the system-recorded amounts within our cost of goods sold in certain periods covered by this report. Because (1) we concluded with reasonable assurance that our using a standard cost assumption yielded a fair estimation of our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005, (2) we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method subsequent to March 31, 2005, were immaterial and (3) we consistently recorded adjustments to inventories as components of cost of goods sold, we believe with reasonable assurance that our cost of goods sold are fairly stated for the periods covered by this report. Therefore, we believe that the procedures we applied to value our finished goods inventories for the periods covered by this report provide us with reasonable assurance that our condensed consolidated financial statements and the notes thereto fairly state, in all material respects, our financial condition, the results of our operations and our cash flows.

(b)   Changes in Internal Controls

During the second quarter of fiscal 2005, we instituted a change in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. As discussed in “Critical Accounting Policies and Estimates - Inventories,” during the quarter ended December 31, 2005, we revised employee guidelines and procedures for recording inventory-related transactions within our software system, and shortly after December 31, 2005, we prepared a detailed analysis of the weighted average cost calculations recorded within our software for several of our finished goods inventory items. Our guidelines and procedures are designed to ensure that only qualified personnel may record inventory-related transactions, and during the quarter ended December 31, 2005, those persons received additional training with regard to recording such transactions within the system. Our detailed analysis concluded with reasonable assurance that the software system has been properly configured within a level of accuracy that provides us with reasonable assurance to now rely upon the system to properly compute the weighted average unit costs of our finished goods inventories. Therefore, we now believe, with reasonable assurance, that the programming errors related to our operations software no longer cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. However, human errors have continued to cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. Our detailed analysis revealed that certain variances in the unit costs of our finished goods inventories have occurred, because procedures were not properly followed in all instances. Ongoing training and management supervision are inherent requirements within any software system, and all errors cannot be prevented in all instances. In order to achieve reasonable assurance that human errors no longer cause a material weakness, we will continue to educate and supervise our personnel responsible for recording inventory-related transactions, and we will also refine our periodic testing model used to determine the accuracy of inventory-related transactions which have been recorded within the system.

Our management, including the Interim Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of its control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

As previously reported, in September 2003, the United States Securities and Exchange Commission (the “Commission” or the “SEC”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, Inc., Robert G. Tomlinson, our late Chairman and former Chief Executive Officer, and Steve S. Auger, our former Controller (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of our former auditors to the action as a Defendant.

On January 17, 2006, the Court entered a Final Judgment, pursuant to a settlement reached with the Commission, to resolve the pending claims in the civil action brought by the SEC against Sport-Haley, Inc. and our former Controller. The settlement had been considered by the Commission in Washington D.C. and thereby approved on December 8, 2005. The settlement did not call for Sport-Haley, Inc. to pay any fine, civil penalty or disgorgement. Pursuant to a written Consent entered into by Sport-Haley, Inc. as part of the settlement, Sport-Haley, Inc. consented, without admitting or denying the allegations of the Complaint or Amended Complaint, to the entry of an injunction enjoining the Company from violating §17(a)(2) and §17(a)(3) of the Securities Act of 1933 (the “Securities Act”), which do not require proof of scienter (an intent to deceive, manipulate or defraud), but may be based upon a showing of negligence, §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 12b-20, 15d-1 and 15d-13 promulgated thereunder. The settlement resulted in no injunction or adjudication against Sport-Haley, Inc. with respect to the claims alleging violations of §17(a)(1) of the Securities Act, §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, which each require proof of scienter.

Pursuant to a separate settlement with the SEC, the Court also entered a Final Judgment with respect to Mr. Auger, in which Mr. Auger consented, without admitting or denying the allegations of the Complaint or Amended Complaint, to the entry of an injunction enjoining him from violating various provisions of the federal securities laws and regulations and other relief.

On February 13, 2006, we entered into a settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members. Pursuant to the terms of the settlement agreement and a sharing agreement between Sport-Haley, Inc. and one of our director and officer liability insurance carriers, we will receive a net payment of approximately $173,000 from the total settlement with the former auditors.

In March 2001, as we previously announced, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages we claimed were suffered as a result of the restatements of our financial statements for fiscal years 1999 and 1998 and the corrections of material information for the quarterly periods of fiscal years 2000, 1999 and 1998. Also, we were previously advised that the former auditors asserted certain claims against us, including allegations of unpaid fees. Neither Sport-Haley, Inc. nor the former auditors filed any legal action to assert any of these disputed claims.

During a mediation session in November 2005, we reached an agreement in principle with the former auditors to settle all disputed claims between the parties and their affiliates. The parties have now finalized a written settlement agreement, which provides for payment to Sport-Haley, Inc. of $525,000. In accordance with a sharing agreement between Sport-Haley, Inc. and one of its carriers for director and officer liability insurance, we will receive 33% of these settlement proceeds, or approximately $173,000, and the insurance carrier will receive the remainder to partially recover amounts the carrier paid in connection with a previously settled class action securities lawsuit and defense costs the carrier has reimbursed to us relating to the civil action lawsuit filed by the SEC.

Among other terms of the settlement agreement, the parties have agreed to mutual releases of all claims asserted against each other and each party has continued to deny the merits of those claims asserted against it by the other party.

We are subject to various other legal proceedings or claims which arise in the ordinary course of our business. Based upon information that is currently available, management does not believe that the total impact of other legal proceedings or claims will materially affect our financial position or the results of our operations.

ITEM 5       OTHER INFORMATION

On February 14, 2006, we announced that on February 13, 2005, we entered into a settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members. Pursuant to the terms of the settlement agreement and a sharing agreement between Sport-Haley, Inc. and one of our director and officer liability insurance carriers, we will receive a net payment of approximately $173,000 from the total settlement with the former auditors.

On February 3, 2006, we announced that we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”), upon which our common stock trades, advising that, after filing our application for registration of our common stock on Form 10 and the registration becoming effective on January 24, 2006, we have regained compliance with the registration requirement for continuing listing on the Nasdaq National Market, as stated in NASD Marketplace Rule 4440(a). We were further advised that, subject to making a public disclosure concerning the receipt of the letter, Nasdaq considered this matter to be closed.

On January 25, 2006, we announced that the Securities and Exchange Commission declared our recently filed application for registration of our common stock on Form 10, pursuant to §12(g) of the Securities Exchange Act of 1934, effective as of January 24, 2006.

On January 17, 2006, we announced that the United States District Court for the District of Colorado entered a Final Judgment, pursuant to a settlement reached with the Securities and Exchange Commission (the “SEC”), to resolve the pending claims in the civil action brought by the SEC against Sport-Haley, Inc. and our former Controller. The settlement did not call for the Company to pay any fine, civil penalty or disgorgement.

On January 4, 2006, we announced that the Company had notified the Nasdaq Stock Market, Inc., upon which the Company’s common stock is listed on the National Market, that the Company had recently become aware that our common shares were not properly registered under §12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.

Therefore, we were not in compliance with NASD Marketplace Rule 4440(a), which requires an issue of securities to be registered under §12(g) of the Exchange Act in order to be listed on the Nasdaq National Market. We also announced that, in order to register our common stock pursuant to §12(g) of the Exchange Act, we would be filing a registration statement on Form 10.

ITEM 6       EXHIBITS

Exhibit 31.1 – Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)

Exhibit 31.2 – Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)

Exhibit 32.1 – Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPORT-HALEY, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	February 21, 2006	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)