Form 10-Q/A
period 2005-09-30
SPORT HALEY INC
filed 2006-02-28
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock, no par value	2,770,252

SPORT-HALEY, INC.

AMENDMENT NO. 1 EXPLANATORY NOTE

Sport-Haley, Inc. (“Sport-Haley” or the “Company”) is filing this Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2005, to amend and restate the Company’s condensed financial statements and other financial information contained in this report to reflect adjustments for accounting errors related to executive and key employee bonuses. In the Company’s Form 10-Q for the period ended September 30, 2005, filed on November 21, 2005 ( the “Original Form 10-Q”), the bonuses had not been recorded, but were originally recorded on the Company’s books when the bonuses were paid in October 2005. The Company’s Audit Committee, along with senior management, determined that the bonuses should have been recorded in the quarter ended September 30, 2005, and that this error required restatement. Accordingly, the amended and restated statements of operations and cash flows for the three months ended September 30, 2005, set forth in Item 1 of this Amendment No. 1 reflect the correction to record these bonuses in the fiscal quarter ended September 30, 2005.

The bonuses included $75,000 in cash plus a vehicle with an estimated value of $14,000. Because the Compensation Committee met and resolved prior to September 30, 2005, that such bonuses, which did not relate to future services, should be paid, the Audit Committee and senior management of the Company have determined that the compensation expense should have been recorded in the quarter ended September 30, 2005. The Company had recorded the bonuses when they were paid in October 2005. On February 20, 2006, the Audit Committee and senior management concluded that the statements of operations and cash flows for the three months ended September 30, 2005, contained in the Original Form 10-Q, should not be relied upon.

As a result of these adjustments, Sport-Haley’s net loss for the fiscal quarter ended September 30, 2005, increased by $102,000. For further discussion of the effects of the restatement of the Company’s financial statements as of September 30, 2005, see Part I Item 1. Notes to Condensed Consolidated Financial Statements, Note 2.

This Amendment No. 1 also amends Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Disclosure Controls and Procedures.

Except as otherwise expressly noted herein, this Amendment does not reflect events occurring after the November 21, 2005, filing of our Original Form 10-Q in any way, except to reflect the changes discussed in this amendment. The Registrant does not undertake to update any item in that Quarterly Report other than those items set forth below. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q.

As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Form 10-Q.

SPORT-HALEY, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)	(***)
ASSETS

Current assets:
Cash and cash equivalents	$8,406,000	$7,721,000
Accounts receivable, net of allowances of $545,000 and $691,000, respectively	2,807,000	4,495,000
Inventories	4,768,000	4,153,000
Prepaid expenses and other	281,000	196,000

Total current assets	16,262,000	16,565,000

Property and equipment, net	818,000	922,000
Other assets	3,000	3,000

	$17,083,000	$17,490,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$539,000	$582,000
Accrued royalties payable	161,000	294,000
Accrued commissions payable	149,000	249,000
Accrued payroll	543,000	533,000
Other	96,000	93,000

Total current liabilities	1,488,000	1,751,000

Commitments and Contingencies (Notes 4 and 5)

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 and 2,645,585 shares issued and outstanding, respectively	10,813,000	10,460,000
Additional paid-in capital	1,621,000	1,590,000
Retained earnings	3,161,000	3,689,000
Total shareholders’ equity	15,595,000	15,739,000

	$17,083,000	$17,490,000

***  Taken from the audited balance sheet at that date

See accompanying notes to condensed financial statements.

SPORT-HALEY, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited )	(Unaudited)

Net sales	$4,011,000	$5,570,000

Cost of goods sold	2,641,000	3,257,000
Impairments	65,000	543,000
Total cost of goods sold	2,706,000	3,800,000

Gross profit	1,305,000	1,770,000

Other Operating Costs:
Selling, general and administrative expenses	1,724,000	2,859,000
Royalty expense	163,000	198,000
Total other operating costs	1,887,000	3,057,000

Loss from operations	(582,000)	(1,287,000)

Other income, net	53,000	11,000

Loss before benefit from income taxes	(529,000)	(1,276,000)

Benefit from income taxes	1,000	—

Net loss	$(528,000)	$(1,276,000)

Basic and diluted loss per common share	$(0.20)	$(0.52)

Basic and diluted weighted average shares outstanding	2,685,000	2,456,000

See accompanying notes to condensed financial statements.

SPORT-HALEY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(528,000)	$(1,276,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,000	86,000
Impairments and write-downs	65,000	543,000
Allowance for doubtful accounts	15,000	60,000
Common stock options	31,000	16,000
Loss on disposal of assets	11,000	3,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	1,673,000	1,643,000
Inventory	(680,000)	(562,000)
Other assets	(85,000)	36,000
Accounts payable	(43,000)	(397,000)
Accrued commissions and other expenses	(220,000)	37,000
Net cash provided by operating activities	323,000	189,000

Cash flows from investing activities:
Redemptions of held to maturity investments	—	538,000
Proceeds from sale of fixed assets	14,000	—
Purchase of fixed assets	(5,000)	(19,000)
Net cash provided (used) by investing activities	9,000	519,000

Cash flows from financing activities:
Issuance of common stock	353,000	63,000
Net cash provided by financing activities	353,000	63,000

Net increase in cash and cash equivalents	685,000	771,000

Cash and cash equivalents, beginning	7,721,000	3,890,000

Cash and cash equivalents, ending	$8,406,000	$4,661,000

Supplemental disclosure of cash flow information:
Cash received during the period for:
Income taxes	$1,000	$—
Cash paid during the period for:
Income taxes	$—	$7,000

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

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	Three Months Ended September 30,
	2005	2004

Net loss - as reported	$(528,000)	$(1,276,000)
Effect of employee stock-based compensation included in reported net loss	31,000	16,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(106,000)
Net loss applicable to common stock (pro forma 2004)	$(528,000)	$(1,366,000)

Basic and Diluted:
Loss per share - as reported	$(0.20)	$(0.52)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.00
Per share effect of employee stock-based compensation per SFAS 123	(0.01)	(0.04)
Loss per share applicable to common stock (pro forma 2004)	$(0.20)	$(0.56)

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

NOTE 2             RESTATEMENT OF CONDENSED FINANCIAL RESULTS:

On February 20, 2006, the Audit Committee of our Board of Directors, along with senior management, determined that our condensed statements of operations and cash flows included in our quarterly report on Form 10-Q for the period ended September 30, 2005 (the “Original Form 10-Q”), contained an error, which when corrected, would result in a material impact on results of our operations for the quarter ended September 30, 2005. Therefore, the Audit Committee and senior management determined that our condensed statements of operations and cash flows for the quarter ended September 30, 2005, required restatement.

The Audit Committee and senior management concluded that the condensed statements of operations and cash flows within the Original Form 10-Q should not be relied upon. The condensed balance sheets, condensed statements of operations and condensed statements of cash flows contained herein Amendment No. 1 have been restated to correct the error, which relates to our accounting for bonuses paid to certain executives and a key employee in October 2005. Prior to September 30, 2005, the Compensation Committee of our Board of Directors met and resolved that such bonuses, which did not relate to future services, should be paid in October 2005. The bonuses totaled $75,000 in cash plus a vehicle with an estimated value of $14,000. The Audit Committee and senior management determined that the related compensation expense should have been recorded in the quarter ended September 30, 2005. Compensation expense relating to the bonuses had originally been recorded in October 2005.

The condensed balance sheet as of September 30, 2005, and the condensed statements of operations and cash flows for the three months ended September 30, 2005, contained herein Amendment No. 1 have been restated to incorporate the adjustments with regard to correcting the error.

The following table sets forth selected consolidated financial data showing previously reported and restated amounts as of September 30, 2005:

	September 30, 2005
	As Previously Reported	Effect of Change	As Restated
Condensed Balance Sheets Data:
Property and equipment, net	$843,000	$(25,000)	$818,000
Accrued payroll liabilities	466,000	77,000	543,000
Retained earnings	3,263,000	(102,000)	3,161,000

The following table sets forth selected consolidated financial data showing previously reported and restated amounts for the three months ended September 30, 2005:

	Three Months Ended September 30, 2005
	As Previously Reported	Effect of Change	As Restated

Condensed Statements of Operations Data:
Selling, general and administrative expense	$1,633,000	$91,000	$1,724,000
Loss from operations	(491,000)	(91,000)	(582,000)
Other income, net	64,000	(11,000)	53,000
Loss before benefit from income taxes	(427,000)	(102,000)	(529,000)
Net loss	(426,000)	(102,000)	(528,000)

Condensed Statements of Cash Flows Data:
Loss on disposal of assets	—	11,000	11,000
Accrued commissions and other expenses	(297,000)	77,000	(220,000)
Proceeds from sale of fixed assets	—	14,000	14,000

NOTE 3             INVENTORIES:

	September 30,	June 30,
	2005	2005
Inventories consisted of the following:
Component	$85,000	$387,000
Finished goods	4,683,000	3,766,000

	$4,768,000	$4,153,000

NOTE 4             LINE OF CREDIT AGREEMENT:

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

NOTE 5             COMMITMENTS AND CONTINGENCIES:

At September 30, 2005, we had $818,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 6             EARNINGS PER SHARE:

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended September 30, 2005
	Net Loss	Weighted Average Shares	Per Share

Loss Per Common Share

Basic loss per share	$(528,000)	2,685,000	$(0.20)

Effect of dilutive securities options (A)	—	—	—

Diluted loss per share	$(528,000)	2,685,000	$(0.20)

	Three Months ended September 30, 2004
	Net Loss	Weighted Average Shares	Per Share
Loss Per Common Share

Basic loss per share	$(1,276,000)	2,456,000	$(0.52)

Effect of dilutive securities options (A)	—	—	—

Diluted loss per share	$(1,276,000)	2,456,000	$(0.52)

(A) Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 7             SUBSEQUENT EVENTS:

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

We are represented by a network of independent wholesale sales representatives and employ a vice-

president of sales and a regional sales manager, each with responsibilities for both of our branded labels of apparel. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY™ and Ben Hogan® apparel on our behalf.

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

At September 30, 2005, a relatively small percentage our inventory items remained on hand that had been valued in prior periods using the standard cost method. Based upon tests we performed during the quarter ended September 30, 2005, we believe that the computer software has been properly programmed, and employees have been adequately trained to utilize the proscribed system procedures, so that prospectively we may rely upon the computer system to accurately compute our finished goods inventory valuations using a weighted average cost assumption. During the quarter ending December 31, 2005, we plan to design and implement additional controls to periodically test the accuracy of the system-generated valuation entries that comprise the weighted average cost components of our finished goods inventories.

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

Our net accounts receivable decreased by $1,688,000 to $2,807,000 at September 30, 2005, from $4,495,000 at June 30, 2005. When compared with the September 30, 2004, balance, the net accounts receivable balance at September 30, 2005, decreased by $1,436,000, or 34%. Historically, our net sales are weakest during our first fiscal quarter, and our net accounts receivable balance generally declines during our first fiscal quarter when compared with the balance at the previous fiscal year end. While a large portion of our fourth fiscal quarter sales are shipped in the month of June each year, sales are generally shipped more evenly throughout our first fiscal quarter. Because a large portion of our sales are shipped with “Net 30” payment terms, our collections are generally greater than our sales during our first fiscal quarter, because a significant portion of our June sales are generally collected by September 30 each year. Changes in our net accounts receivable balances provided operating cash of $1,688,000 and $1,703,000 for the fiscal quarters ended September 30, 2005 and 2004, respectively.

The balances of our inventories have increased slightly since June 30, 2005. Inventories increased by $615,000, or 15%, to $4,768,000 at September 30, 2005, from $4,153,000 at June 30, 2005. When compared with the balance at September 30, 2004, our inventories decreased by $4,059,000, or 46%, from $8,827,000. The comparative decreases are attributable to several separate factors. Near the end of fiscal 2004, we established initiatives designed to reduce excess inventories and to set target thresholds for expected future levels of finished goods inventories. One of our initiatives reduced the number of items offered for sale in each of the SPORT HALEY™ and Ben Hogan® apparel collections, thereby reducing inventories related to the initial purchases of finished goods items at the beginning of each season. Another initiative was enacted to identify and dispose of excess obsolete or aging finished goods inventories. In fiscal 2005, we sold substantially all of our excess obsolete or aging finished goods inventories. During fiscal 2005, we developed new methods that we believe provide us with better information to timely identify and value excess amounts of finished goods inventories from a current selling season. In fiscal 2005, we also developed new methods to optimize reorders of finished goods inventories based upon the anticipated required future delivery dates of pre-booked customer orders. We believe that the new reorder methods have allowed us to minimize the quantities of finished goods inventories expected to remain at the end of each selling season. The differences between the periods in pending ocean deliveries of finished goods also contributed to the comparative differences in total finished goods inventories. Pending ocean deliveries of finished goods were $824,000, $459,000 and $317,000 at September 30, 2005, June 30, 2005, and September 30, 2004, respectively. Changes in our inventory balances provided operating cash of $2,765,000 and used operating cash of $3,092,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. Changes in our inventory balances used operating cash of $615,000 and $19,000 for the quarters ended September 30, 2005 and 2004, respectively.

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

Accounts payable and accrued expenses decreased by $263,000 to $1,488,000 at September 30, 2005, from $1,751,000 at June 30, 2005. Accounts payable and accrued expenses decreased by $300,000, or 17%, from $1,788,000 at September 30, 2004. The comparative decreases in accounts payable and accrued expenses are indicative of management’s efforts to reduce overall operating expenses. Accrued payroll liabilities at September 30, 2005, included $75,000 related to bonuses paid in October 2005 to certain executives and a key employee.

Due to the combination of the factors discussed above, and others, our operating activities provided cash of $323,000 for the three months ended September 30, 2005. Comparatively, for the quarter ended September 30, 2004, our operating activities provided cash of $189,000.

For the three months ended September 30, 2005, investing activities provided cash of $9,000. Comparatively, for the three months ended September 30, 2004, investing activities provided cash of $519,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Generally, our held-to-maturity investments consist of short-term federal agency securities. Proceeds from the sale of fixed assets for the three months ended September 30, 2005, were derived from the transfer of the Company vehicle to our Interim Chief Executive Officer that was included in executive bonuses which were accrued at September 30, 2005. During the three months ended September 30, 2005, we expended $5,000 for the purchase of property and equipment, and $84,000 in depreciation and amortization was charged to current operations.

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

Selling, general and administrative expenses decreased by $1,135,000, or 40%, to $1,724,000 for the quarter ended September 30, 2005, from $2,859,000 for the same quarter in the prior fiscal year. The decrease was primarily attributable to the accrual at September 30, 2004, of $650,000 in severance and other compensation payable to our late Chairman’s estate subsequent to his death combined with a general decrease in selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 2005, include compensation expense of $89,000 relating to bonuses awarded to certain executives and a key employee, including the Interim Chief Executive Officer who was awarded a cash bonus of $50,000 and title to a Company vehicle with an estimated value of $14,000. As previously reported, shortly after December 30, 2004, we performed a detailed review of our selling, general and administrative costs and formed a plan to reduce costs in several categories. The comparative decrease at September 30, 2005, is indicative of the cost reductions that have been achieved as a result of implementing cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenditures were approximately 43% and 51% for the quarters ended September 30, 2005 and 2004, respectively.

We recorded royalty expense of $163,000 and $198,000 for the quarters ended September 30, 2005 and 2004, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s apparel bearing the Ben Hogan® label.

Net loss for the three months ended September 30, 2005, was ($528,000), a difference of $748,000, or 59%, as compared with the net loss of ($1,276,000) for the same period in the prior fiscal year. At September 30, 2005, we had federal and state net operating loss carry forwards of $5,700,000 and $8,400,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of our continued trend of net losses in the current and most recent prior fiscal years, we determined that it was more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. While we are attempting to streamline our business operations and to initiate other improvements to return the Company to profitability, such as the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, during the quarterly periods ended September 30, 2005 and 2004, we did not record a benefit from income taxes associated with the corresponding losses for the respective nine-month periods.

Both the basic and diluted losses per share were ($0.20) for the quarter ended September 30, 2005. Both the basic and diluted losses per share were ($0.52) for the same quarter in the prior fiscal year. Due to our net losses for the respective periods, all options were anti-dilutive and therefore excluded from the loss per share calculations.

Our book value per share was $5.63 at September 30, 2005, $5.95 at June 30, 2005, and $6.85 at September 30, 2004.

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

ITEM 4 CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company, required to be disclosed in this report, was made known to management in a timely manner; and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Original Form 10-Q”), was filed with the Securities and Exchange Commission on November 21, 2005. Subsequent to the filing of the Original Form 10-Q, the Company’s Audit Committee and senior management identified errors in the Company’s statements of operations and statements of cash flows for the period ended September 30, 2005, caused by the failure to record the effects of bonuses totaling $89,000, including cash bonuses of $75,000 and title to a Company vehicle with an estimated value of $14,000, awarded to certain executives and a key employee. As a result, herein Amendment No. 1 the Company restated its financial statements for the period ended September 30, 2005, to properly record the compensation expense related to awarding the bonuses during the quarter ended September 30, 2005.

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

During the quarter ending December 31, 2005, we plan to design and implement additional controls to periodically test the accuracy of the system-generated valuation entries that comprise the weighted average cost components of our finished goods inventories.

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

SPORT-HALEY, INC.
(Registrant)

Date:	February 28, 2006	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)