Form 10-Q
period 2006-03-31
SPORT HALEY INC
filed 2006-05-22
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock, no par value	2,770,252

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 –	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SIGNATURES

EXHIBITS

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$7,107,000	$7,721,000
Accounts receivable, net of allowances of $441,000 and $691,000, respectively	3,019,000	4,495,000
Inventories	7,156,000	4,153,000
Prepaid expenses and other	175,000	196,000
Total current assets	17,457,000	16,565,000

Property and equipment, net	674,000	922,000
Other assets	3,000	3,000

Total Assets	$18,134,000	$17,490,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,482,000	$582,000
Accrued royalties payable	206,000	294,000
Accrued commissions payable	193,000	249,000
Accrued payroll	389,000	533,000
Other	104,000	93,000
Total current liabilities	2,374,000	1,751,000

Long-Term Liabilities:
Minority interest loan	256,000	—
Total long-term liabilities	256,000	—

Commitments and Contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 and 2,645,252 shares issued and outstanding, respectively	10,813,000	10,460,000
Additional paid-in capital	1,621,000	1,590,000
Retained earnings	3,070,000	3,689,000
Total shareholders’ equity	15,504,000	15,739,000

Total Liabilities and Shareholders’ Equity	$18,134,000	$17,490,000

(***)  Taken from the audited balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,656,000	$4,455,000	$13,096,000	$15,025,000

Cost of goods sold	2,828,000	2,823,000	8,132,000	9,927,000
Impairments	91,000	—	285,000	1,238,000
Total cost of goods sold	2,919,000	2,823,000	8,417,000	11,165,000

Gross profit	1,737,000	1,632,000	4,679,000	3,860,000

Other Operating Costs:
Selling, general and administrative expenses	1,959,000	2,134,000	5,121,000	7,357,000
Royalty expense	203,000	153,000	541,000	503,000
Total other operating costs	2,162,000	2,287,000	5,662,000	7,860,000

Loss from operations	(425,000)	(655,000)	(983,000)	(4,000,000)

Other income, net	237,000	75,000	367,000	138,000

Loss before provision for income taxes	(188,000)	(580,000)	(616,000)	(3,862,000)

Provision for income taxes	(2,000)	(6,000)	(3,000)	(6,000)

Net loss	$(190,000)	$(586,000)	$(619,000)	$(3,868,000)

Basic and diluted loss per common share	$(0.07)	$(0.23)	$(0.23)	$(1.52)

Basic and diluted weighted average shares outstanding	2,770,000	2,545,000	2,742,000	2,542,000

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(619,000)	$(3,868,000)
Adjustments to reconcile net loss to net cash provided(used) by operating activities:
Depreciation and amortization	247,000	267,000
Impairments and write-downs	285,000	1,238,000
Allowance for doubtful accounts	29,000	180,000
Common stock options	31,000	47,000
Gain/Loss on sale of fixed assets	12,000	22,000
Cash provided(used) due to changes in assets and liabilities:
Accounts receivable	1,447,000	2,782,000
Inventories	(3,288,000)	1,527,000
Other assets	21,000	82,000
Accounts payable	900,000	(671,000)
Accrued commissions and other expenses	(277,000)	427,000
Net cash provided(used) by operating activities	(1,212,000)	2,033,000

Cash flows from investing activities:
Redemption of held-to-maturity investments	—	539,000
Proceeds from sale of fixed assets	16,000	—
Purchase of fixed assets	(27,000)	(106,000)
Net cash provided(used) by investing activities	(11,000)	433,000

Cash flows from financing activities:
Net proceeds from minority interest loan	256,000	—
Net proceeds from issuance of common stock	353,000	63,000
Net cash provided by financing activities	609,000	63,000

Net increase(decrease) in cash and cash equivalents	(614,000)	2,529,000

Cash and cash equivalents, beginning	7,721,000	3,890,000

Cash and cash equivalents, ending	$7,107,000	$6,419,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,000	$6,000

See accompanying notes to condensed consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our fiscal year 2006 condensed consolidated financial statements include the accounts of Sport-Haley, Inc. (“Sport-Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”) (Sport-Haley, Inc. and Reserve Apparel Group LLC collectively referred to as the “Company”, “we”, “us” or “our”). Reserve Apparel was formed in November 2005 by Sport-Haley and Explorer Gear USA, Inc. (“Explorer Gear”) to manufacture and market Top-Flite™ branded apparel. A licensing agreement between Callaway Golf Company and Sport-Haley allows Reserve Apparel to market golf apparel bearing the Top-Flite™ brand. In accordance with the LLC operating agreement, as of March 2006, Sport-Haley owns a 51% interest in Reserve Apparel and Explorer Gear owns a 49% interest. At March 31, 2006, Sport-Haley had contributed equity capital of $25,000 and advanced loans of $897,000 to Reserve Apparel including accrued interest of $2,000, and Explorer Gear had contributed equity capital of $0 and advanced loans of $256,000 to Reserve Apparel. All significant inter-company accounts and transactions between Sport-Haley and Reserve Apparel have been eliminated. Because Explorer Gear had contributed no equity capital to Reserve Apparel as of March 31, 2006, our condensed consolidated financial statements include the entire loss of Reserve Apparel for the three months ended March 31, 2006, in accordance with ARB No. 51. Had Explorer Gear contributed sufficient equity capital to offset its proportionate share of the Reserve Apparel loss, $73,000 would have been allocated to Explorer Gear as its proportionate share of the loss for the three-month period, and the consolidated loss reported by Sport-Haley would have been $73,000 less for the quarter and nine months ended March 31, 2006.

In April 2006, Explorer Gear’s equity capital account within Reserve Apparel was credited upon the receipt of their cash contribution of $25,000. In May 2006, a majority of the members of the Management Committee of Reserve Apparel approved the reclassification to equity capital of certain amounts previously classified as member loans. The reclassification increased the equity capital of Sport-Haley, Inc and reduced amounts classified as its member loans to Reserve Apparel by $79,000. The reclassification also increased the equity capital of Explorer Gear and reduced amounts previously classified as its member loans to Reserve Apparel by $75,000, which brought their contributed capital balance to $100,000, in proportion with their respective 49% interest.

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

Reclassification – Certain prior period amounts have been reclassified to conform to the year 2006 presentation. Such reclassifications had no affect on net income(loss) in any of the periods presented.

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

At March 31, 2006, there were outstanding options to purchase 678,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between July 2006 and January 2013. During the quarter ended March 31, 2006, no options were exercised and no options expired.

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

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	Three Months Ended March 31,
	2006	2005
Net loss - as reported	$(190,000)	$(586,000)
Effect of employee stock-based compensation included in reported net loss	—	16,000
Effect of employee stock-based compensation per SFAS 123	—	(106,000)
Net loss applicable to common stock (2004 pro forma)	$(190,000)	$(676,000)

Basic and Diluted:
Loss per share - as reported	$(0.07)	$(0.23)
Per share effect of employee stock-based compensation included in reported net income (loss)	—	0.01
Per share effect of employee stock-based compensation per SFAS 123	—	(0.04)
Loss per share applicable to common stock (2004 pro forma)	$(0.07)	$(0.26)

	Nine Months Ended March 31,
	2006	2005
Net loss - as reported	$(619,000)	$(3,868,000)
Effect of employee stock-based compensation included in reported net loss	31,000	47,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(317,000)
Net loss applicable to common stock (2005 pro forma)	$(619,000)	$(4,138,000)

Basic and Diluted:
Loss per share - as reported	$(0.23)	$(1.52)
Per share effect of employee stock-based compensation included in reported net loss	0.01	0.02
Per share effect of employee stock-based compensation per SFAS 123	(0.01)	(0.13)
Loss per share applicable to common stock (2005 pro forma)	$(0.23)	$(1.63)

NOTE 2	INVENTORIES

	March 31, 2006	June 30, 2005
Inventories consisted of the following:
Component	$73,000	$387,000
Finished goods	7,229,000	3,766,000

	$7,156,000	$4,153,000

NOTE 3	LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain minimum tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at March 31, 2006, or June 30, 2005, respectively.

NOTE 4	COMMITMENTS AND CONTINGENCIES

At March 31, 2006, we had $445,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5	EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings(loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings(loss) per common share:

	Three Months ended March 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Loss Per Common Share

Basic loss per share	$(190,000)	2,770,000	$(0.07)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(190,000)	2,770,000	$(0.07)

	Nine Months ended March 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Loss Per Common Share

Basic loss per share	$(619,000)	2,742,000	$(0.23)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(619,000)	2,742,000	$(0.23)

	Three Months ended March 31, 2005
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Loss Per Common Share

Basic loss per share	$(586,000)	2,545,000	$(0.23)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(586,000)	2,545,000	$(0.23)

	Nine Months ended March 31, 2005
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Loss Per Common Share

Basic loss per share	$(3,868,000)	2,542,000	$(1.52)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(3,868,000)	2,542,000	$(1.52)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6	SEGMENT INFORMATION:

The consolidated Company has two operating segments: designing, purchasing or contracting for the manufacture of and wholesale sales of men’s and women’s (1) fashion golf apparel and outerwear and (2) branded apparel. Our Ben Hogan® and SPORT HALEY™ fashion golf apparel and outerwear collections are marketed by Sport-Haley,

Inc. in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and on a limited basis by certain distributors within international markets. Currently, we distribute Top-Flite™ men’s branded apparel exclusively though Wal-Mart Stores, Inc. in the United States within the operations of Reserve Apparel Group LLC. Ben Hogan® and Top-Flite™ apparel are distributed pursuant to a licensing agreement with Callaway Golf Company.

Statements of operations information for each of our segments is presented in the table below. The first shipments of Top-Flite™ branded apparel were made in March 2006. Therefore, the table below only includes segment information for the quarter and nine months ended March 31, 2006.

Statements of Operations Segment Information for the Quarter and Nine Months Ended March 31, 2006:

	Quarter Ended		Nine Months Ended
	March 31, 2006		March 31, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	4,210,000	446,000	12,650,000	446,000
Cost of goods sold	2,400,000	428,000	7,704,000	428,000
Impairments	91,000	—	91,000	—
Gross profit	1,719,000	18,000	4,661,000	18,000
Selling, general and administrative expenses	1,821,000	138,000	4,983,000	138,000
Royalty expense	176,000	27,000	514,000	27,000
Loss from operations	(278,000)	(147,000)	(836,000)	(147,000)

Financial information about geographic areas - Currently, the Company’s revenues, from either operating segment, derived from sales to customers outside the United States are immaterial.

NOTE 7	SUBSEQUENT EVENTS:

In May 2006, an executive from Explorer Gear informed the management of Reserve Apparel that an amount previously purported by Explorer Gear to have been paid on behalf of Reserve Apparel had not been paid. The amount in question related to finished goods inventories which were purchased through a Canadian apparel broker, received by Reserve Apparel and shipped to Wal-Mart Stores, Inc. in March 2006. While we have not been able to ascertain with certainty that the broker has not been paid for this inventory purchase, we reclassified the amount from a long-term loan payable to Explorer Gear to a current liability of Reserve Apparel. At March 31, 2006, we reduced Explorer Gear’s loan balance with respect to Reserve Apparel and increased Reserve Apparel’s trade accounts payable by $236,000. The Canadian apparel broker also informed Reserve Apparel that the broker had applied a $291,000 prepayment from Reserve Apparel to satisfy a debt of Explorer Headgear, Inc. (a Canadian Company related to Explorer Gear by common ownership)

instead of applying the amount as a deposit toward finished goods inventories which were planned to be provided to Reserve Apparel by the broker. At March 31, 2006, the $291,000 amount was classified as an inventory deposit on the books of Reserve Apparel. We believe that the Canadian broker inappropriately misapplied these funds, and we have demanded that the funds be applied toward their intended purpose as a deposit for the future purchase of finished goods inventories. Reserve Apparel expects to fully recover the $291,000 deposit.

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

OVERVIEW

Sport-Haley, Inc. designs, purchases, contracts for the manufacture of, markets and distributes quality women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY™ and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within international markets. Sport-Haley distributes Ben Hogan® apparel pursuant to a licensing agreement with Callaway Golf Company (“Callaway”).

Sport-Haley is represented by a network of independent wholesale sales representatives and employ two regional sales managers, with responsibilities including supervising the sales representatives in the eastern and western regions of the United States, respectively. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY™ and Ben Hogan® apparel on our behalf.

Sport-Haley continues to focus on stabilizing revenues associated with our SPORT HALEY™ women’s fashion apparel and growth of revenues associated with our Ben Hogan® men’s fashion apparel. We previously discontinued marketing SPORT HALEY™ men’s fashion apparel, in part, because we believe that there are natural synergies common to Ben Hogan® men’s fashion apparel and SPORT HALEY™ women’s fashion apparel. By marketing SPORT HALEY™ women’s apparel in conjunction with Ben Hogan® men’s apparel, we are attempting to maintain our market share with current women’s apparel customers and expect to expand the distribution channels for fashion women’s apparel into markets that we had previously only been able to penetrate via the marketing of Ben Hogan® men’s apparel.

In November 2005, we previously announced that Top-Flite™ apparel will be distributed in the United States in accordance with a vendor agreement with Wal-Mart Stores through Reserve Apparel Group LLC, a joint venture between Sport-Haley, Inc. and Explorer Gear. Top-Flite™ apparel is distributed pursuant to a licensing agreement between Callaway and Sport-Haley. The first sales of Top-Flite™ apparel to Wal-Mart Stores were made in March 2006.

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

Inventories

Inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. After we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. In prior periods we considered the programming and human errors, which caused us to use a standard cost method in the prior periods, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. For periods subsequent to March 31, 2005, we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method were immaterial. At March 31, 2006, inventories of approximately $102,000 remained on hand that had been valued in prior periods using the standard cost method.

During the quarter ended December 31, 2005, we revised employee guidelines and procedures for recording inventory-related transactions within our software system, and shortly after December 31, 2005, we prepared a detailed analysis of the weighted average cost calculations recorded within our software for several of our finished goods inventory items. Our guidelines and procedures are designed to ensure that only qualified personnel may record inventory-related transactions. During the quarter ended December 31, 2005, those persons received additional training in how to properly record finished goods inventory transactions within the system. Our detailed analysis concluded with reasonable assurance that the software system has been properly configured within a level of accuracy that provides us with reasonable assurance to now rely upon the system to properly compute the weighted average unit costs of our finished goods inventories. Therefore, we now believe, with reasonable assurance, that the programming errors related to our operations software no longer cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. However, human errors have continued to cause a material weakness in our internal controls over financial reporting with respect to inventory valuation. Our detailed analysis revealed that certain variances in the unit costs of our finished goods inventories have occurred, because procedures were not properly followed in all instances. Ongoing training and management supervision are inherent requirements within any software system and all errors cannot be prevented in all instances. In order to achieve reasonable assurance that human errors no longer cause a material weakness, we will continue to educate and supervise our personnel responsible for recording inventory-related transactions, and we will also continue to refine our periodic testing model used to determine the accuracy of inventory-related transactions which have been recorded within the system.

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

Excess finished goods inventories are a natural component of a seasonal apparel business. While certain finished goods items will sell out in any particular selling season, quantities of other finished goods items will remain at the end of each selling season. We market previous seasons’ finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our reserves for inventory obsolescence to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences. During the quarter ended March 31, 2006, we recorded finished goods inventories write-downs of $91,000. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required or we may recognize losses on the disposition of obsolete inventories.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at March 31, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. Our allowance for doubtful accounts totaled $155,000 at March 31, 2006. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer some customers the right to return certain finished goods items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At March 31, 2006, our allowance for sales returns was $286,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and the balance sheet amounts as of March 31, 2006, may be more meaningful when compared with the balance sheet amounts as of March 31, 2005, rather than with the balance sheet amounts at June 30, 2005.

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

Our net accounts receivable decreased by $1,476,000 to $3,019,000 at March 31, 2006, from $4,495,000 at June 30, 2005. When compared with the March 31, 2005, balance, the net accounts receivable balance at March 31, 2006, increased by $35,000, or 1%, while net sales for the comparable periods increased by 5%, from $4,455,000 for the three months ended March 31, 2005, to $4,656,000 for the three months ended March 31, 2006. Changes in our accounts receivable balances and related allowances provided operating cash of $1,476,000 and $2,962,000 for the nine-month periods ended March 31, 2006 and 2005, respectively.

Our inventories increased from $4,153,000 at June 30, 2005, to $7,156,000 at March 31, 2006. However, our inventory requirements are highly cyclical in nature, and, when compared with the balance of $6,143,000 at March 31, 2005, our inventories at March 31, 2006, increased by $1,113,000, or 18%. Our finished goods inventories generally increase during our fiscal quarter ended March 31 when compared with the June 30 balance in the previous fiscal year. We generally receive a substantial amount of inventory at or near the end of our March 31 fiscal quarter in order to fulfill orders for fall merchandise which we begin shipping in early May of each year. The 2006 consolidation of financial statement amounts for Sport-Haley and Reserve Apparel as well as differences between the periods with respect to amounts and timing of pending ocean deliveries of finished goods also factored into the respective differences. At March 31, 2006 Reserve Apparel had recorded inventory deposits of $518,000. Pending ocean deliveries of finished goods approximated $1,086,000, $459,000 and $824,000 at March 31, 2006, June 30, 2005, and March 31, 2005, respectively. Changes in our inventory balances used operating cash of $3,288,000 and provided operating cash of $2,765,000 for the nine-month periods ended March 31, 2006 and 2005, respectively.

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

Accounts payable and accrued expenses increased by $623,000, or 36%, to $2,374,000 at March 31, 2006, from $1,751,000 at June 30, 2005. Accounts payable and accrued expenses increased by $470,000, or 25%, from $1,904,000 at March 31, 2005. The increase of $470,000 when comparing the balance at March 31, 2006, with the balance at March 31, 2005, primarily related to accrued expenses with regard to

Reserve Apparel in the March 31, 2006, period combined with a decrease in accrued payroll expenses between the comparative periods. At March 31, 2006, Reserve Apparel had an accounts payable balance of $270,000. Included in accrued payroll expenses at March 31, 2006, was the balance of $326,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at March 31, 2005, accrued payroll expenses included the balance of $490,000 in severance and other compensation payable to our former chief executive officer.

Due to the combination of the factors discussed above and others, our operating activities used cash of $1,212,000 during the nine months ended March 31, 2006. Comparatively, during the nine months ended March 31, 2005, our operating activities provided cash of $2,033,000.

For the nine months ended March 31, 2006, investing activities used cash of $11,000. Comparatively, for the nine months ended March 31, 2005, investing activities provided cash of $433,000. Our cash flows from investing activities are primarily derived from purchases and redemptions of held-to-maturity investments. Historically, our held-to-maturity investments have consisted of short-term federal agency securities. During the nine months ended March 31, 2005, redemptions of held-to-maturity investments provided cash of $539,000. We have not maintained material amounts in held-to-maturity investments since September 2004. During the nine months ended March 31, 2006, we received $16,000 in proceeds from sales of fixed assets, expended $27,000 for the purchase of property and equipment, and $247,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amended agreement, we must maintain tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At March 31, 2006, we had $445,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2006. We also have alternative sources of financing, including the factoring of customer accounts receivable. We do not anticipate drawing on the line of credit or using alternative sources of financing during the remainder of fiscal 2006. However, our capital needs will depend on many factors, including the Company’s growth rate, the need to finance required inventory levels, the success of current sales and marketing programs, the cash requirements of the operations of Reserve Apparel and various other factors.

RESULTS OF OPERATIONS

Our business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the three months ended March 31, 2006, were $4,656,000, an increase of $201,000, or 5%, from net sales of $4,455,000 for the comparable quarterly period in the prior fiscal year. Net sales for the nine months ended March 31, 2006, were $13,096,000, a decrease of $1,929,000, or 13%, from net sales of $15,025,000 for the comparable nine-month period in the prior fiscal year. We attribute the differences in net sales to factors such as the previously reported discontinuance of our HALEY RESERVE men’s fashion apparel and a significant decrease in SPORT HALEY™ women’s apparel between the respective periods combined with Reserve Apparel’s sales of Top-Flite™ branded apparel. The decrease in net sales for the nine-month period associated with our discontinuance of the HALEY RESERVE men’s collections totaled $1,200,000, the approximate amount of HALEY RESERVE net sales recorded during the nine months ended March 31, 2005. Net sales of our SPORT HALEY™ women’s collections decreased substantially between the comparable quarterly and nine-month periods. Net sales of SPORT HALEY™ women’s apparel totaled approximately $1,607,000 and $4,526,000, for the quarter and nine months ended March 31, 2006, decreases of approximately $334,000, or 17%, and $2,764,000, or 35%, when compared with the respective quarterly and nine-month periods in the prior fiscal year. The comparative quarterly decrease in net sales of SPORT HALEY™ women’s apparel reflects the fact that net sales for the quarterly period ended March 31, 2005, included $395,000 in sales of prior seasons women’s inventories to a major retailer, while no such sales were recorded during the quarterly period ended March 31, 2006. The shrinking market for women’s fashion golf apparel appears to have bottomed out, and we anticipate that our sales of women’s apparel will begin to increase slightly in future periods. SPORT HALEY™ continues to be a highly recognized brand within the women’s golf apparel market, and we are continuing to develop plans to improve the strategic position of the SPORT HALEY™ brand within the women’s market.

Net sales of our Ben Hogan® men’s collections continued to increase slightly between the comparative periods. Net sales of Ben Hogan® approximated $2,420,000 and $7,609,000 for the quarter and nine-months ended March 31, 2006, increases of $104,000, or 4%, and $584,000, or 8%, from net sales of $2,316,000 and $7,025,000 for the quarter and nine months ended December 31, 2005. We believe that the increase in Ben Hogan® sales is indicative of the highly-respected reputation we have built for the Ben Hogan® apparel brand within golf apparel markets. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”) for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a continued increasing reliance on sales of licensed apparel, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Reserve Apparel began shipping Top-Flite™ branded men’s golf apparel to Wal-Mart Stores in March 2006. Net sales of Top-Flite™ apparel for the quarter ended March 31, 2006, totaled $446,000. A licensing agreement between Callaway and Sport-Haley allows Reserve Apparel to market golf apparel bearing the Top-Flite™ brand.

Gross profit, as a percentage of net sales, was 37% for the quarter ended March 31, 2006, and 37% for the same quarter in the prior fiscal year. Gross profit, as a percentage of net sales, was 36% for the nine-month period ended March 31, 2006, and 26% for the same six-month period in the prior fiscal year. Our gross profit is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the nine months ended March 31, 2006, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess inventories, which we believe is indicative of our successful efforts to better estimate the recoverable value of our excess finished goods inventories. The valuation of inventories to the lower of cost or market negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our gross profit was negatively impacted by $91,000 and $285,000 for the quarter and nine months ended March 31, 2006, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, our gross profit was negatively impacted by $0 and $1,238,000 for the quarter and nine months ended March 31, 2005, by similar lower of cost or market adjustments. We believe that the substantially smaller negative impact for the nine-month period ended March 31, 2006, when compared with the same nine month period in the prior fiscal year, is indicative of our successful efforts to minimize the amount of our finished goods inventories remaining on hand at the end of each selling season.

Gross profit, as a percentage of sales with respect to Top-Flite™ branded apparel, was 4% for the quarter ended March 31, 2006. Gross profit relating to Top-Flite™ sales during the quarter was negatively impacted by production delays and extraordinary shipping charges. Production delays with a foreign supplier caused us to incur inbound air freight charges of $70,000 and additional shipping charges of $45,000 in order to deliver the merchandise to Wal-Mart Stores, Inc., within their acceptable range of receipt dates for the merchandise which was sold to them in March 2006. Achieving only a 4% gross margin on sales of Top-Flite™ branded apparel concerns us greatly. To achieve higher margins in the future and to operate more efficiently, in April 2006, we began reorganizing the operations of Reserve Apparel to move substantially all of its operations to our Denver, Colorado facility by late July 2006. Initially, the product development, sourcing and logistics operations of Reserve Apparel were performed by employees of Explorer Headgear, Inc. in Toronto, Ontario. We expect that sales of Top-Flite™ branded apparel should produce gross margins of 25% or greater. However, because of continued production and other delays relating to deliveries and shipments after March 31, 2006, gross margins with respect to Top-Flite™ branded apparel may not improve dramatically until after June 30, 2006.

Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight-out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes a portion of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributes Top-Flite™ apparel to the mass retail market at much lower price points and gross margins than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY™ and Ben Hogan® apparel brands. Other companies within the golf apparel industry may or may not operate within the lower price markets. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Selling, general and administrative expenses decreased by $176,000, or 8%, to $1,959,000 for the quarter ended March 31, 2006, from $2,134,000 for the same quarter in the prior fiscal year. Selling, general and administrative expenses decreased by $2,236,000, or 30%, to $5,121,000 for the nine-month period ended March 31, 2006, from $7,357,000 for the same six-month period in the prior fiscal year. The comparative decreases in selling, general and administrative expenses are attributable to several factors. During the quarter ended December 31, 2004, we recorded $520,000 in severance compensation relating to the departure of our former chief executive officer, and during the six months ended December 31, 2004, we recorded $650,000 in severance and other compensation subsequent to the death of our former

Chairman. We did not record any severance compensation expense during any of the periods in the nine-months ended March 31, 2006. Differences in sales commission, payroll expenses and a general reduction in general and administrative expenses also contributed to the respective decreases in overall selling, general and administrative expenses. Sales commissions were $361,000 and $1,005,000 for the quarter and nine months ended March 31, 2006, and were $362,000 and $1,353,000 for the quarter and nine months ended March 31, 2005, respectively. After excluding the severance and other compensation expenses from total payroll expenses recorded during the quarter and nine months ended March 31, 2005, payroll expenses decreased by $74,000 and $267,000 for the quarterly and nine-month periods ended March 31, 2006, respectively. Payroll expenses for the nine months ended March 31, 2006, included bonuses and related employer payroll taxes totaling $91,000 paid in October 2005 to certain of the Company’s executives. No executive bonuses were recorded for the comparative nine-month period in the previous fiscal year. Our selling, general and administrative expenses for the quarter and nine months ended March 31, 2006, also include $138,000 from the operations of Reserve Apparel, including $20,000 in legal fees incurred by Sport-Haley relating to the formation of Reserve Apparel. The balance of the Reserve Apparel operating expenses for the three-month period generally related to amounts allocated by Explorer Gear for personnel costs incurred in the business operations of Reserve Apparel during the quarterly period. The remainders of the comparative decreases are generally attributable to overall comparative decreases in general and administrative expenses between the periods, which are indicative of cost reductions that have been achieved as a result of implementing cost reduction initiatives in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 43% and 39% for the quarter and nine months ended March 31, 2006, and 48% and 49% for the quarter and nine months ended March 31, 2005, respectively.

We recorded Ben Hogan® royalty expense of $176,000 and $514,000, and $153,000 and $503,000, for the quarters and nine-month periods ended March 31, 2006 and 2005, respectively. We recorded Top-Flite™ royalty expense of $27,000 for the quarter and nine-months ended March 31, 2006. Royalty expense is due to Callaway in accordance with the license they previously granted to us to market men’s apparel bearing the Ben Hogan® and Top-Flite™ labels.

Other income, net, was $237,000 for the quarter ended March 31, 2006, an increase of $162,000, or 216%, from $75,000 for the same quarter in the prior fiscal year. Other income, net, was $367,000 for the nine months ended March 31, 2006, an increase of $229,000, or 166%, from $138,000 for the same nine-month period in the prior fiscal year. Our other income, net, is generally comprised of interest earned on cash and cash equivalent balances held at various financial institutions. The increases for the quarterly and nine-month periods are partially attributable to slightly higher rates of interest earned during the respective periods ended March 31, 2006, than had been earned during the comparable periods in the prior fiscal year. Other income for the quarter and nine-months ended March 31, 2006, also includes $157,000 of the $173,000 recovered in the settlement we reached with our former auditors. We offset related legal expenses for the nine-month period with the remainder of the settlement in the amount of $16,000.

Loss before minority interest in loss and provision for income taxes for the quarter ended March 31, 2006, was ($188,000), a difference of $392,000, or 68%, as compared with ($580,000) for the same period in the prior fiscal year. Loss before minority interest in loss and provision for income taxes for the nine months ended March 31, 2006, was ($616,000), a difference of $3,246,000, or 84%, as compared with ($3,862,000) for the same period in the prior fiscal year. At March 31, 2006, we had federal and state net operating loss carry forwards of $6,000,000 and $8,700,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. Because of our continued trend of net losses in fiscal 2006 and the most recent prior fiscal years, we determined that it was more probable than not that none of our net deferred tax assets will be recovered, and we maintained our valuation allowance that effectively reduced our net deferred tax assets to zero. While we continue to search for ways to streamline our business operations and to initiate other improvements to return the Company to profitability, such as the introduction of Top-Flite™ branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, during the nine-month periods ended March 31, 2006 and 2005, we did not record a benefit from income taxes associated with the corresponding losses for the respective nine-month periods.

Basic and diluted loss per common share were ($0.07) and ($0.23) for the quarters and were ($0.23) and ($1.52) for the nine-month periods ended March 31, 2006 and 2005, respectively. Due to the Company’s net losses, all outstanding stock options were anti-dilutive and therefore excluded from the loss per share calculations.

Our book value per outstanding common share was $5.60 at March 31, 2006, $5.95 at June 30, 2005, and $5.95 at March 31, 2005.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from December 31, 2005.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. The bank also requires that we maintain tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. At March 31, 2006, we did not have any outstanding borrowings under the line of credit. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $445,000 at March 31, 2006. We do not use derivative financial instruments to manage interest rate risk.

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

As discussed in “Critical Accounting Policies and Estimates - Inventories,” after we implemented our operations software in January 2004, we discovered certain programming and human errors within the new system that adversely affected the software’s ability to accurately compute the valuation of our finished goods inventories using a weighted average method. In prior periods we considered the programming and human errors, which caused us to use a standard cost method in the prior periods, to be a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during fiscal 2005. During the 2005 fiscal year, we concluded with reasonable assurance that recomputing the value of our finished goods inventories using a standard cost method yielded a fair estimation of the value of our finished goods inventories. We used the standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied. For periods subsequent to March 31, 2005, we determined that differences between the system-calculated values (average cost) of our finished goods inventories versus the values of our finished goods inventories using a standard cost method were immaterial. A relatively small percentage our inventory items remained on hand at March 31, 2006, that had been valued in prior periods using the standard cost method.

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

(b)          Changes in Internal Controls

During the third quarter of fiscal 2006, we did not institute any changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SPORT-HALEY, INC.

PART II
OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On February 13, 2006, we entered into a settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members. Pursuant to the terms of the settlement agreement and a sharing agreement between Sport-Haley, Inc. and one of our director and officer liability insurance carriers, in February 2006, we received a net payment of $173,000 from the total settlement with the former auditors, of which $157,000 was included in other income and $16,000 was offset against related legal expenses for the nine-month period ended March 31, 2006.

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

During a mediation session in November 2005, we reached an agreement in principle with the former auditors to settle all disputed claims between the parties and their affiliates. The parties executed a written settlement agreement, which provided for payment to Sport-Haley, Inc. of $525,000. In accordance with a sharing agreement between Sport-Haley, Inc. and one of its carriers for director and officer liability insurance, we received $173,000 of these settlement proceeds, or 33%, and the insurance carrier received the remainder to partially recover amounts the carrier paid in connection with a previously settled class action securities lawsuit and defense costs the carrier reimbursed to us relating to the civil action lawsuit filed by the SEC.

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

ITEM 5

OTHER INFORMATION

On May 8, 2006, we announced the appointment of Jan Beemer to the newly created position of Customer Relations Liaison for our SPORT HALEY™ and Ben Hogan® apparel lines.

On April 28, 2006, we announced that we provided notice to Caymus Partners LLC (“Caymus”) of our intent to terminate Caymus’ engagement as the Company’s investment banking firm, which had been assisting the Company since December 2004 in exploring strategic alternatives to maximize shareholder value. Since the expiration of the original agreement with Caymus in July 2005, the parties had continued the engagement on a month to month basis. The termination of the engagement was effective on May 14, 2006.

On April 26, 2006, we announced the issuance of a cash dividend $0.25 per share, payable to our common shareholders of record as of May 5, 2006. The dividend was distributed to shareholders by May 19, 2006.

On February 20, 2006, we announced that our Audit Committee, along with senior management, determined that the Company’s statements of operations and cash flows for the quarterly period ended September 30, 2005, contained an error which, when corrected, would result in a material impact on results of our operation for the quarter ended September 30, 2005. The Audit Committee and senior management determined that the statements of operations and cash flows for the quarter ended September 30, 2005, required restatement. The error related to the Company’s accounting for bonuses paid to certain executive officers and a key employee of the Company in October 2005. On February 28, 2006, we filed an amended interim report on Form 10-Q for the quarterly period ended September 30, 2005, to correct this error.

On February 14, 2006, we announced that on February 13, 2005, we entered into a settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members. Pursuant to the terms of the settlement agreement and a sharing agreement between Sport-Haley, Inc. and one of our director and officer liability insurance carriers, in February 2006, we received a net payment of $173,000 from the total settlement with the former auditors.

In February 2006, effective February 7, 2006, we entered into an employment agreement with Michael D. Doris to serve as our Western Regional Sales Manager. The agreement provides for a term of one year, subject to automatic one-year extensions unless otherwise terminated, at an annual salary of $110,000, plus an override commission of 0.2% on the Company’s gross annualized sales (excluding discounted sales of more than 50% from original suggested wholesale prices), returns and credits.

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

ITEM 6

EXHIBITS

Exhibit 10.1 – Executive Employment Agreement of Michael D. Doris, effective February 7, 2006

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

SPORT-HALEY, INC.
(Registrant)

Date:	May 22, 2006	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)