Form 10-K
period 2006-06-30
SPORT HALEY INC
filed 2006-10-13
CIK 892653

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number:  0-51715

SPORT-HALEY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1111669
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4600 East 48th Avenue
Denver, Colorado	80216-3215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 320-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Exchange Act:
Common Stock, no par value per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 2,770,252 shares of Common Stock (the Registrant’s only common equity) held by non-affiliates was $12,745,000 based on the closing sale price of the Registrant’s Common Stock on the NASDAQ Global MarketSM on such date. For purposes of the foregoing calculation only, each of the Registrant’s officers and directors is deemed to be an affiliate. This determination of affiliate status is not a conclusive determination for other purposes.

There were 2,770,252 shares of the Registrant’s Common Stock outstanding at the close of business on September 11, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

ITEM 1.  BUSINESS

General

Sport-Haley, Inc. (“Sport Haley”) designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores throughout the United States and by certain distributors within international markets. Sport Haley distributes Ben Hogan® apparel pursuant to a license agreement with Callaway Golf Company (“Callaway”). Appeal for the SPORT HALEY® and Ben Hogan® brand names are enhanced because golf professional shops, country clubs and resorts generally prefer to sell quality apparel that is not broadly distributed in other retail markets. We have focused our Sport Haley marketing efforts on expanding brand recognition and appeal for SPORT HALEY® and Ben Hogan® apparel by continually improving the styling, sourcing and fabrications of the garments in order to continue to offer our customers high-quality garments at competitive prices. Other services that Sport Haley offers include optional custom embroidering of our apparel with a personalized club, resort or corporate logo. Sport-Haley, Inc. was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

Reserve Apparel Group LLC (“Reserve Apparel”), formed in November 2005, designs, purchases, contracts for the manufacture of, markets and distributes golf apparel and outerwear under the Top-Flite® label. In accordance with the LLC operating agreement, as of June 30, 2006, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. Effective September 21, 2006, Sport Haley purchased Explorer Gear’s membership interest, and thereafter Reserve Apparel has been wholly owned by Sport Haley. To date, Reserve Apparel has marketed Top-Flite® apparel exclusively through Wal-Mart Stores, Inc. (“Wal-Mart”), pursuant to a licensing agreement with Callaway. Sport-Haley, Inc. consolidates the operations of Sport-Haley with Reserve Apparel for financial reporting purposes. Collectively throughout this report, Sport Haley and Reserve Apparel may be referred to as the “Company”, “we”, “us” or “our”.

Products and Product Design

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair has provided direction for the SPORT HALEY® brand for over 14 years. Ms. Blair recognized that fashion designs within the women’s golf apparel market were trending toward technical performance fabrics and more athletic styling. Therefore, we began designing our women’ fashion apparel to include moisture wicking fabrics such as AEROCool and Dry-Tech 18. We also have begun to include a larger selection of more leading edge, younger looking, athletic style garments in our women’s collections. The technical performance fabrics and athletic style garments have been well received by our customers. Our SPORT HALEY® men’s apparel is comprised of only a few separate styles of polo shirts in a few colors each, plus one outerwear piece in a few colors selections.

The following table presents the suggested retail price ranges for various SPORT HALEY® apparel items:

SPORT HALEY®	Suggested Retail	SPORT HALEY®	Suggested Retail
Women’s Apparel	Price Range	Men’s Apparel	Price Range
Tops	$32 - $ 64	Shirts	$36 - $50
Shorts	$58 - $ 68	Outerwear	$70
Pants	$46 - $ 78
Sweaters	$44 - $ 88
Outerwear	$38 - $118
Accessories	$18 - $ 44

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been highly recognized within the golf apparel industry for the past five years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores.

The following table presents the suggested retail price ranges for various Ben Hogan® apparel items:

Ben Hogan®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$70 - $ 98
Shorts	$72 - $ 98
Pants	$94 - $138
Sweaters	$84 - $374
Outerwear	$76 - $322
Accessories	$28

We closely coordinate the designing functions with our sales and production operations. The process for our design function for each collection of garments is a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques, which includes supervising the production of prototype garments. We primarily utilize in-house designers to develop our apparel collections. Our design staff is responsible for negotiating prices and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for die lots, shrinkage and colorfastness. Key persons within our design and production staffs periodically visit the international factories of certain of our suppliers that produce SPORT HALEY® and Ben Hogan® apparel in order to maintain the excellence of business relationships that have been established over several years and to assure that quality expectation standards and production schedules are met or exceeded.

SPORT HALEY® and Ben Hogan® apparel is generally received at our warehouse, embroidery and distribution facilities in Denver, Colorado. Many apparel items, primarily shirts and tops, are embroidered with the SPORT HALEY® or Ben Hogan® logo on a sleeve of the garment. Historically, approximately 80% of men’s apparel is custom embroidered with a golf course, country club, resort or company logo, whereas only approximately only 30% of women’s apparel is similarly embroidered. We maintain an electronic library of over 10,000 custom logos and utilize ten computer-controlled embroidering machines, which cumulatively have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer’s specifications, apparel receives a final inspection by quality assurance personnel. Generally, customer orders are packaged and shipped from our Denver, Colorado facility.

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is usually produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than fashion apparel garments which are sold in the premium and mid-priced markets. While fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Many of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials.

The following table presents the suggested retail price ranges for various Top-Flite® apparel items:

Top-Flite®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$13 - $15
Shorts	$13
Outerwear	$15 - $17

We generally utilize third-party vendors in California to receive and distribute Top-Flite® apparel. Each receipt of Top-Flite® apparel generally consists of several shipping containers of merchandise that need to be sorted and palletized per specific instructions in accordance with purchase orders received in advance from Wal-Mart. The vendors that we utilize for shipments of Top-Flite® apparel are generally in the business of acting as a third-party shipper to Wal-Mart for a large variety of other customers.

License Agreement

In May 2001, we entered into a license agreement with Spalding Sports Worldwide, Inc. (“Spalding”) that granted us the right to market men’s premium golf apparel under the Ben Hogan® brand name. In July 2002, the license agreement was amended to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original license agreement had previously granted us the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”). In June 2003, the license agreement was amended to reflect Spalding’s name change to Top-Flite Golf and to grant us an additional license to market a full line of golf apparel bearing the Top-Flite® brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® brand names licensed to us.

Sales and Marketing

Company Sales Overview

In fiscal 2006, 54% of our net sales were comprised of Ben Hogan® apparel, SPORT HALEY® garments and accessories accounted for 31% of our sales and 12% of our sales were comprised of Top-Flite® apparel. No single customer accounted for 5% or more of our fiscal 2006 net sales, except that sales of Top-Flite® apparel to Wal-Mart accounted for 12% of our net sales and sales to a major retail discount store, comprised of discontinued Ben Hogan® and SPORT HALEY® apparel from prior seasons, accounted for 9% of our net sales.

For more information about our reportable segments, see Note 13 to our Financial Statements filed under Part IV, Item 15(a)(1) of this report.

SPORT HALEY® and Ben Hogan®

Overview. We continually implement marketing strategies designed to enhance our position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the SPORT HALEY® and Ben Hogan® brand names to establish, maintain and improve distribution channels. We implement these strategies by: (i) enhancing distribution channels through our network of independent wholesale sales representatives in an effort to add new golf professional shops to our customer base and maximize purchases from existing customers; (ii) diversifying product lines by developing new styles and designs that are natural variations on our existing apparel designs in keeping with market trends; and, (iii) intensifying marketing efforts in the premium, mid-priced and specialty retail markets.

Golf Professional Shops, Country Clubs and Resorts. Domestic sales of SPORT HALEY® and Ben Hogan® apparel are solicited primarily through a network of approximately 30 independent wholesale sales representatives who sell the apparel, on a commission basis, mainly to golf professional shops at country clubs, resorts, exclusive department stores and specialty retail stores in all of the 50 United States. Most of our independent sales representatives market both our SPORT HALEY® and Ben Hogan® apparel lines. The independent representatives, many of whom may also market other golf-related items for other companies, are responsible for generating new business and serving customers within specific geographic territories. Since January 1997, we have maintained buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from us in accordance with specific group programs. The group programs accounted for about 25% of our gross sales in fiscal 2006. Historically, the vast majority of our sales have been to domestic customers. International sales represented less than 1% of our net sales in fiscal 2006.

Our Sport Haley sales and marketing executives, including an eastern and a western regional sales manager, are responsible for implementing marketing plans and sales programs, supervising and coordinating our network of independent wholesale sales representatives, providing customer service support and participating in industry tradeshows. The sales and marketing executives support the sales activities of our independent sales representatives and distributors by personally assisting and training the representatives, supporting their participation in regional tradeshows, assigning specific customer service personnel to assist them within respective geographic regions, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives’ order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with our comprehensive management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls.

Our current marketing efforts include searching for additional distribution channels to enhance the sales of Ben Hogan® apparel among the certain international territories specified within the license agreement by establishing distribution agreements with individual distributors in the respective markets. However, the actual growth we have achieved within those markets has been minimal.

Information regarding our SPORT HALEY® and Ben Hogan® brands, as well as general corporate information, may be found on our respective websites. The websites were designed to individually portray the design images inherent in our SPORT HALEY® and Ben Hogan® brands. The SPORT HALEY® site, located at www.sporthaley.com, utilizes a distinctive contemporary and feminine feel. The Ben Hogan® site, located at www.benhoganapparel.com, generates a masculine sense through the use of dark rich colors and clubhouse photos of various exclusive country clubs. The corporate site, located at www.sporthaleyinc.com, includes a basic corporate overview and links to pertinent investor relations information. Each of the websites contains active links to one another. The SPORT HALEY® and Ben Hogan® websites each include a glimpse of current and future collection offerings, design philosophies and locator systems that can direct retail customers to establishments that sell our apparel and wholesale customers to our independent sales representative in their respective geographic area. While we have not been able to quantify the effectiveness of the locator systems, we believe that they enhance our marketing efforts by enabling the end consumer to find our product lines in their area, thereby creating “pull through” sales for our current retailers and affording new customers easy access to contact information for our independent sales representative in their respective geographic region.

We introduce our distinctive SPORT HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held in January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, we usually book a significant number of customer orders at or following the show. Retailers attending the tradeshow also provide us with direct feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of sales forecasts and production schedules.

In order to enhance the visibility of our SPORT HALEY® and Ben Hogan® apparel, we may from time to time establish endorsement agreements with a limited number of PGA and LPGA professionals. In accordance with an endorsement agreement, we may compensate the respective professional with apparel allowances, cash and/or other compensation.

We periodically advertise our SPORT HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. We also expend a portion of our advertising budget to support the sales activities of our independent sales representatives by supporting their participation in regional tradeshows. International distributors provide and pay for advertising, if any, in their respective geographic territories. In accordance with the license agreement, Callaway also advertises the Ben Hogan® brand in golf trade industry publications and through other golf marketing channels.

We maintain a program that provided select customers with display fixtures dedicated to featuring SPORT HALEY® brand apparel. We also maintain a program that provides certain of our customers with distinctive fixtures dedicated to featuring Ben Hogan® apparel collections. Upon the customer’s agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixtures became the property of the customer for a nominal delivery fee. The display fixture programs encourage customers to reorder a sufficient amount of garments to maintain prominent displays of large selections of SPORT HALEY® and Ben Hogan® apparel in their stores.

Corporate Market. On a limited basis, we utilize a combination of our independent wholesale sales representatives, sales management and executives to market SPORT HALEY® and Ben Hogan® apparel collections directly within corporate markets. While we believe that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, we do not maintain inventory levels sufficient to generate significant sales within corporate markets. We have developed a limited number of direct corporate accounts, and have historically pursued this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company may also source and supply a specific product or products for special events sponsored by a corporation. SPORT HALEY® and Ben Hogan® apparel collections are currently included, or confirmed to be included, in a variety of catalogs, including catalogs for a few Fortune 500 companies. We do not enter into formal agreements or contracts with these promotional-product companies, but we do agree that we will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Because corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific selling season, we typically feature only one collection of garments in our corporate collections each year. Corporate sales are made periodically throughout the year, and thus corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other SPORT HALEY® and Ben Hogan® apparel collections.

Management believes that synergies exist within corporate markets for Ben Hogan® apparel and has recently initiated a program designed to capitalize upon perceived opportunities within corporate markets to increase sales of Ben Hogan® apparel.

Top-Flite®

In November 2005, Callaway granted Sport Haley permission, with certain conditions, to allow Reserve Apparel to distribute Top-Flite® branded apparel exclusively to Wal-Mart within the United States. Reserve Apparel was formed to combine the perceived synergies between Sport Haley and Explorer Gear. Principle members of the management of Explorer Gear are also the principle members of the management of a Canadian company which has distributed Top-Flite® apparel to Wal-Mart in Canada for several years. Therefore, Reserve Apparel was structured to utilize the expertise of Explorer Gear with regard to designing, sourcing and pricing branded apparel suitable for, obtaining sales from and distributing mass quantities of merchandise to Wal-Mart by exercising the marketing rights held by Sport Haley with regard to distributing apparel bearing the Top-Flite® brand.

Shortly after its formation, Reserve Apparel began experiencing numerous problems with the distribution of Top-Flite® apparel. Production delays and other problems caused the first shipments to Wal-Mart, made in March 2006, to be approximately three months late, and all but one subsequent shipment made in April, May and June 2006 were similarly delayed. The tardiness of deliveries caused Wal-Mart to require that the late shipments be made directly to stores, which significantly increased our shipping costs. Had the merchandise been timely delivered to us by the suppliers, we would have been able to ship the merchandise directly to Wal-Mart distribution centers, thereby incurring much lower shipping costs.

In March 2006, Explorer Gear declined requests to fund their proportionate share of Reserve Apparel’s costs, especially with regard to inventory purchases. Explorer Gear further requested that they be relieved of certain of their duties, required per Reserve Apparel’s Operating Agreement, in order that substantially all of the business operations of Reserve Apparel, including designing, sourcing, pricing, soliciting sales and coordinating the distribution of merchandise, could be transferred to the Sport Haley facilities in Denver, Colorado, to be managed under the direction of Sport Haley executives. Therefore, in order to obtain merchandise to fulfill orders from Wal-Mart, Sport Haley began funding 100% of the inventory purchases of Reserve Apparel beginning in March 2006. Amounts advanced by Sport Haley were recorded as loans to Reserve Apparel. While Sport Haley began facilitating the transfer of Reserve Apparel operations to Denver in April 2006, Explorer Gear continued with their involvement in the management of deliveries of inventories from suppliers and the invoicing of shipments to Wal-Mart through June 2006.

In April 2006, Reserve Apparel learned that Wal-Mart was dissatisfied with the performance of Reserve Apparel especially with regard to the late deliveries. In May 2006, Sport Haley retained a consultant with more than twelve years of experience with regard to marketing apparel to Wal-Mart to assist Reserve Apparel in its business dealings with Wal-Mart. The consultant, along with representatives of Sport Haley, met with executives from Wal-Mart in May 2006. At the meeting, Wal-Mart executives again expressed their displeasure with the performance of Reserve Apparel especially with regard to the poor sell-through of the Top-Flite® merchandise in their stores, which they attributed to the poor quality of the garments, lack of continuity between the products in the Top-Flite® apparel line and the late shipments. After the meeting with Wal-Mart in May 2006, the consultant agreed to represent Reserve Apparel in business dealings with Wal-Mart while acting as a consultant to the management of Sport Haley.

Because of his long-standing relationship with Wal-Mart, the consultant was instrumental in retaining the Top-Flite® apparel orders for July and August 2006 that had been booked with Wal-Mart for delivery in June and July 2006, respectively, even though Wal-Mart was greatly disappointed with the performance of Reserve Apparel regarding the shipping delays and other problems that were incurred. The consultant negotiated with Wal-Mart and obtained approval to both accept late deliveries of the shipments and to allow Reserve Apparel to ship the merchandise to Wal-Mart distribution centers rather than directly to stores. However, in August 2006, because one of Reserve Apparel’s suppliers could not meet Wal-Mart’s extended deadline for receipt of merchandise, Wal-Mart cancelled a significant portion of the order which would have otherwise been shipped to them in August 2006.

In September 2006, Sport Haley entered into an agreement with Explorer Gear, Explorer Headgear, Inc., and approved by Reserve Apparel, for the purchase of Explorer Gear’s membership interest in Reserve Apparel and to settle any potential claims between the parties. The agreement requires Sport Haley to make a lump sum payment to Explorer Gear of $375,000. After Reserve Apparel began operations, certain disputes arose between the members concerning, among others, the formation, operation and performance of Reserve Apparel. Sport Haley, Reserve Apparel, Explorer Gear and Explorer Headgear, Inc. have denied any liability to one another. As part of the agreement, the parties have agreed to settle and resolve any asserted or potential claims against each other. The parties have also agreed to mutual releases of all claims asserted, or which could have been asserted, against each other, and each party has continued to deny the merits of those claims asserted against it by the other. Upon entering into the agreement, Explorer Gear no longer owns any membership interest in Reserve Apparel, which became a wholly-owned subsidiary of Sport Haley.

Product development and markets for apparel such as Top-Flite® garments follow a cycle different than for our SPORT HALEY® and Ben Hogan® brands. Branded apparel is generally developed for delivery within four separate periods, while SPORT HALEY® and Ben Hogan® apparel collections are developed for two separate periods. Centralization of the business operations of Reserve Apparel to the Sport Haley facilities, combined with Wal-Mart’s dissatisfaction regarding Reserve’s performance, caused us to miss opportunities to deliver product to Wal-Mart for their fourth buying period of calendar 2006 and first buying period of calendar 2007. Reserve Apparel also made arrangements with suppliers which have a history of supplying apparel to Sport Haley to produce the new line of Top-Flite® apparel. We believe that the new suppliers have the ability to produce and deliver Top-Flite® apparel to Reserve Apparel in a timely manner. In August 2006, Reserve Apparel finalized the designing of a new line of Top-Flite® apparel, consisting of basic and fancy collections of garments comprised primarily of a variety of performance fabrics. The new Top-Flite® apparel line was presented to Wal-Mart apparel buyers in September 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart chose to develop their own line of golf apparel rather than to continue to purchase the Top-Flite® apparel line. The discontinuance of Top-Flite® golf apparel in Wal-Mart stores allows us to refocus the direction that we envision for the Top-Flite® brand. While we continue to believe that Top-Flite® apparel could have produced mutually successful results had Wal-Mart continued to purchase it from us, we believe that the style and quality of products that we could offer under the Top-Flite® brand were restricted by the limits imposed by Wal-Mart for golf apparel within their stores and that we can readily expand the Top-Flite® apparel line to suit a number of other markets, which we have recently begun to explore.

Competition

The fashion golf apparel market, both domestically and internationally, is highly fragmented, and the market leader has a share of only between 10% and 15% of the total market, per the most recent “Darrell Survey” of the golf industry. We currently consider Ashworth, Cutter & Buck, Polo, Fairway & Greene and EP Pro as our most significant competitors in the fashion golf apparel market. In addition to competing with fashion golf apparel manufacturers, our fashion apparel also competes with manufacturers of high quality men’s and women’s sportswear and general leisure wear such as Nike and Adidas. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, styling and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. Many of our competitors have longer operating histories, better name recognition and greater financial, marketing and other resources. Because of the intense competition in the golf apparel and leisure wear markets, we cannot be assured of obtaining additional market share or maintaining the current market share of our fashion apparel collections; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins that may adversely impact our financial condition and the results of our operations.

The branded apparel market is also highly fragmented, and many of our competitors within the fashion apparel market also operate within the branded apparel market. We estimate that branded apparel may account for as much as 90% of the total golf apparel market, and we have only begun to penetrate that market with our Top-Flite® apparel.

Finished Goods Sourcing – Fashion Apparel

Many of the SPORT HALEY® and Ben Hogan® garments are made from 100% cotton fabrics. Certain men’s and women’s garments contain silk, wool, rayon or micro-fiber and certain outerwear garments contain micro-fiber, fleece or nylon. The Company’s production personnel assist the design department with the sourcing of finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods. We do not maintain any formal contractual arrangements with our suppliers, but we issue purchase orders as apparel purchases are initiated.

We contract with several outside suppliers which produce garments in accordance with our specifications regarding quality, fabrication and custom styling. Almost all of our purchases are denominated in United States dollars. We do not own or operate any domestic or foreign manufacturing facilities. While we do not maintain long-term contracts with any of our suppliers, we highly value the long-term relationships that we have established with several separate suppliers. We place orders with our suppliers as needed for delivery of specific quantities within particular date ranges by utilizing relationships we have established with certain foreign agents and foreign or domestic factories. In fiscal 2006, we purchased approximately 98% of our SPORT HALEY® and Ben Hogan® apparel from a variety of foreign suppliers. In fiscal 2005, we purchased 57%, 7%, 7% 6% and 5% of our finished apparel from five separate vendors, respectively. The loss of any of these significant vendors could cause substantial disruption to the Company’s short-term ability to fulfill its customers’ orders of fashion apparel on a timely basis.

We receive sales orders for our SPORT HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Because the apparel industry has long lead times, we must begin to schedule purchases and production of apparel collections in advance of sales order placements. Because the receiving and delivery of apparel collections is time-sensitive, management devotes considerable time and effort to the revision of sales projections, item by item within our apparel collections. Our computerized management information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Finished Goods Sourcing – Branded Apparel

Many of the Top-Flite® garments are made from polyester or other man-made materials or blends of natural and man-made materials. Explorer Gear contracted with outside suppliers to produce all of the Top-Flite® apparel that has been distributed to Wal-Mart to date. While one of those suppliers would be considered a significant vendor based upon the relative percentage of Top-Flite® garments that they produced in relation to the total value of all Top-Flite® garments we produced in fiscal 2006, we do not anticipate placing any future orders with that supplier in the future. We plan to place future orders for Top-Flite® apparel with one or more of the suppliers we have traditionally used for supplying SPORT HALEY® and/or Ben Hogan® apparel. Therefore, we believe that the loss of the significant vendor will not cause substantial disruption to our short-term ability to fulfill customer orders of branded apparel on a timely basis.

We generally utilize third-party vendors in California to receive and distribute Top-Flite® apparel. Each receipt of Top-Flite® apparel generally consists of several shipping containers of merchandise that need to be sorted and palletized per specific instructions in accordance with purchase orders received in advance from Wal-Mart. The vendors that we utilize for shipments of Top-Flite® apparel are generally in the business of acting as a third-party shipper to Wal-Mart for a large variety of other customers. Because there are numerous other companies that offer similar services, we do not believe that the loss of one or more third-party distribution vendor would cause substantial disruption to our short-term ability to fulfill customer orders of branded apparel on a timely basis.

Seasonal Nature of Business

Fashion apparel sales within the golf industry tend to be seasonal in nature, with disproportionately higher sales occurring from early spring through early summer. Accordingly, our fashion apparel sales are disproportionately higher from January through June, which are our third and fourth quarters of each fiscal year, than sales from July to December, which are our first and second fiscal quarters. Pre-booked orders for our spring collections are generally solicited from July through December, and customer deliveries for the spring season are generally shipped from November through April each year. Pre-booked orders for our fall fashion collections are generally solicited from January through June, and customer deliveries for the fall season are generally shipped from May through October each year. Spring collections typically account for about 60% of our annual fashion apparel sales, with the fall collections accounting for the remaining sales.

Management Information Systems and Inventory Management

We utilize integrated computer systems to manage all business transactions, historical data and record keeping, including sourcing, warehousing, embroidering and shipping. The computer systems provide information to our executives, management, all of our internal departments and our independent wholesale sales representatives. The electronic computer system used by our independent sales representatives interfaces with the main system to provide representatives with inventory information and order entry capability and allows the representatives to order against actual inventory availability. The computer systems provide valuable information for forecasting such as analyses of sales histories, purchasing histories, and future customer commitments, all of which facilitate the management of our fashion apparel finished goods inventories.

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Since we implemented our operations software in January 2004, programming and human errors discovered within the system caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our internal controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during 2005 and 2004. We used a standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

Based upon extensive tests that we performed near the end of fiscal 2006, we believe that the material weakness in our internal controls has been eradicated. We believe that the computer software has now been properly programmed, and employees have been adequately trained to utilize the system procedures, to rely upon the software to accurately compute our finished goods inventory valuations using a weighted average cost assumption. We also believe that the system has been configured and employees are sufficiently monitored to ensure that all errors, sufficient to cause a material weakness with regard to the costing of our finished goods inventories, are unlikely to recur.

We maintain a significant amount of fashion apparel finished goods inventories to meet customers’ delivery expectations. Because of such factors as the long lead time between ordering and receiving packaged apparel from foreign vendors, receiving advance orders from and delivery of finished apparel to customers, and the considerable number of individual items that comprise fashion apparel collections within a single selling season, an excess of finished goods inventories remaining at the end of a selling season is common within the golf apparel industry. Excess and previous seasons’ fashion apparel finished goods inventory items usually must be marketed at reduced selling prices, which negatively affects gross margins. We utilize our computer systems to assist management with controlling fashion apparel inventories by providing information with regard to sales forecasting, initial and reorders of finished apparel and warehouse management. The computer system was designed to increase operating efficiencies by providing better information with regard to sales forecasting, purchasing and inventory management. In fiscal 2005, we developed a system to better estimate our anticipated future sales in order to better forecast fashion apparel inventories expected to remain at the end of a current or future distribution period. Having better information available to forecast quantities and mix of unsold inventories allows us to better estimate valuations of excess inventories expected to be on hand in a future period. Having such information also allows us to better plan marketing strategies for the sales of such inventories through existing marketing channels and to better estimate the overall recoverability of our finished goods inventories. We believe that the methods we use to evaluate our fashion apparel inventories produce fair valuations of our excess inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded, thereby adversely affecting our financial position and the results of our operations.

Order Placement and Backlog

Advance sales orders for the fall fashion apparel selling season are typically received by the beginning of June each year. Similarly, advance sales orders for the spring fashion apparel selling season are typically received by the beginning of December each year. Due to economic drivers such as the general economic health of and competition within the golf apparel industry, the overall USA economy and the geopolitical climate throughout the world, the trend in our advance sales orders indicates decreases in advance sales orders and increases in “at once” business. This trend adds to the difficulty associated with sales forecasting, fashion apparel inventory management and the timing of inventory purchasing that is already complicated by the long lead times associated with procuring finished product from overseas suppliers.

Generally, we ship partial orders if they are at least 90% complete. We usually allow advance orders to be changed or canceled up to 30 days prior to the scheduled shipping date of the merchandise. Generally, we do not sell our apparel on consignment and generally do not accept returns of purchased apparel, other than apparel that is defective or damaged or which was shipped to the customer after their specified delivery date. Our new operations software affords us the ability to ship merchandise within customer-specified delivery dates, thereby reducing sales returns due to refused shipments for late delivery. As a percentage of net sales, sales returns were approximately 3% in fiscal 2006, 6% in fiscal 2005 and 5% in fiscal 2004.

Historically, the backlog of orders has not materially impacted our sales with respect to cancellations and rejections of back orders. Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor’s ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of our backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Our backlog of unfilled customer orders was less than $100,000 at both June 30, 2006 and 2005. We filled the majority of the June 30, 2006, back orders within the first few months of fiscal 2007.

Payment Terms

Generally, fashion apparel sales to customers are collectible within 30 days of the sale. However, on a limited basis, we may offer discounted or extended payment terms of up to 90 days. On rare occasions, payment terms may be extended on specific sales to as much as 180 days.

Per our contract with Wal-Mart, sales of branded apparel to them are payable by them 30 days after their receipt of the merchandise.

Trademarks

We market women’s and a limited amount of men’s fashion golf apparel under the SPORT HALEY® label. We have registered our current SPORT HALEY® trademarks with the United States Patent and Trademark Office. Certain of our former United States trademarks expired during 2006. We previously registered other of our former trademarks in a select number of international jurisdictions.

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

Callaway has registered the Top-Flite® trademark with the United States Patent and Trademark Office. We are licensed by Callaway to use the Top-Flite® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway, as amended.

Employees

At June 30, 2006, we had 67 full-time employees and one part-time employee, including 23 full-time executive and administrative employees, four full-time marketing and sales management employees, and 40 full-time and one part-time personnel in inspection, packaging, embroidering and distribution operations. The majority of our sales representatives are independent agents. None of our employees is a member of a trade union, and we consider our relations with our employees and agents to be satisfactory.

ITEM 1A. RISK FACTORS

Our business in general is subject to certain risks including the following:

Markets for Our Products and Competition

•                  Our fashion apparel sales are seasonal, and historically sales from July through December, which comprise our first and second fiscal quarters, are weaker than sales from January through June, which comprise our third and fourth fiscal quarters.

•                  We must continue to successfully anticipate fashion trends, design apparel that is accepted by consumers as fashionable and stylish and maintain an adequate product mix thereof in order to continue to have market acceptance.

•                  The market for golf apparel is extremely competitive, and price competition or industry consolidation could weaken our competitive position. Some of our competitors are significantly larger and more diversified than we are and have substantially greater financial resources available for developing, sourcing and marketing their products. In order to maintain our competitive position, we must effectively advertise and communicate within the marketplace and successfully penetrate our chosen distribution channels. We may not be able to maintain or increase our market share in the distribution channels in which we operate, and we may also face increased competition from new competitors. As a result, we may experience lower sales or greater operating costs, which would have an adverse effect on our margins and the results of our operations.

•                  We maintain a significant level of finished goods inventories to support our fashion apparel sales volume and our limited corporate apparel program. Disposal of excess prior seasons’ fashion apparel inventories at reduced margins is an inherent characteristic within the golf apparel industry, but a significant amount of sales at the lower margins dictated by the disposition of excess inventories may impair our financial condition and the results of our operations. Write-downs with regard to obsolete fashion apparel inventories could also continue to adversely affect our financial condition.

License Agreement

•                  An ever increasing percentage of our net sales are derived from sales related to the license agreement with Callaway to market and distribute Ben Hogan® apparel, and we have consistently exceeded the minimum sales requirements of the license agreement with regard to Ben Hogan® apparel. While we believe that we maintain a satisfactory relationship with Callaway, an early termination of the license agreement could negatively impact our financial position and results of our operations significantly.

•                  The license agreement with Callaway includes minimum royalty payments with regard to sales of Top-Flite® branded apparel. Our Top-Flite® branded apparel has been marketed exclusively to Wal-Mart through Reserve Apparel. In September 2006, Wal-Mart notified Reserve Apparel that they plan to develop their own line of golf apparel rather than continuing to purchase Top-Flite® apparel. Until we establish other markets for Top-Flite® apparel which provide the annual sales amount required by Callaway to satisfy the minimum royalty payments due in accordance with the license agreement, we may not be able to meet the minimum sales requirements and our financial position and the results of our operations may be negatively impacted.

Reliance Upon Third Parties

•                  We depend on timely delivery of finished garments from our suppliers. The loss of certain suppliers, and/or delays in receiving garments from suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others, could adversely affect our ability to make timely delivery of finished garments to our customers.

•                  Our significant reliance on foreign suppliers enhances the risk that revenues might be adversely affected if a foreign shipment were lost or significantly delayed. We maintain insurance for risk of loss including those relating to raw materials inventories shipped between foreign vendors and finished goods inventories shipped from foreign suppliers to our distribution facilities in Denver, Colorado. However, significant reliance on foreign suppliers heightens the risk that we could be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

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

Economy

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

Access to Capital

•                  Our significant reliance on foreign suppliers requires that we maintain satisfactory relationships with a commercial banking institution in order to have adequate access to capital to finance inventory purchases from the foreign suppliers via import letters of credit. While we believe that we could obtain access to capital from other sources, if the commercial banking institution were to terminate or not renew the line of credit agreement that we maintain with the institution, our short-term ability to purchase finished goods inventories from foreign suppliers could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

•                  We periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. While the financial position and liquidity of the commercial bank has been exceedingly greater than our uninsured cash balances at any point in time, if the financial position and/or liquidity of the bank were to become impaired, our financial position and the results of our operations could be negatively affected.

Computer Information Systems

•                  Businesses in general are ever increasingly dependent upon computer information systems. We must continually establish and sustain controls with regard to maintaining the integrity of our technology, information systems and electronic data in order to adequately manage business activities and control costs and expenses.

Executive Officers and Key Employees

•                  Because we operate within strict seasonal periods, our business operations are heavily dependent upon our current executive officers and our key employees within various areas of our operations including production and sales management. The loss of any of our executive officers or key employees, or the inability to attract and retain qualified personnel, could prevent us from successfully exercising our business strategies, delay the development and introduction of new seasonal apparel collections, damage the image of our brands and/or harm our ability to sell our products.

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

ITEM 2. PROPERTIES

Our executive offices and warehouse facilities are located in Denver, Colorado. In July 2006, we negotiated an extension of the lease through October 2011 for the entire 82,500 square feet of floor space at the Denver location. The Denver facilities were leased at an annual base rent of approximately $265,000 in fiscal 2006. We are obligated to pay the related taxes, insurance and maintenance expenses for the leased space.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, in September 2003, the United States Securities and Exchange Commission (the “Commission” or the “SEC”) filed suit in the United States District Court for the District of Colorado against Sport-Haley, Inc., Robert G. Tomlinson, our late Chairman and former Chief Executive Officer, and Steve S. Auger, our former Controller (the “Defendants”). The Commission filed an amended complaint in October 2003, which added one of our former auditors to the action as a Defendant. After Mr. Tomlinson’s death, the Commission filed a motion to dismiss Mr. Tomlinson from the action without prejudice, and the Court granted the motion. On January 17, 2006, the Court entered a Final Judgment, pursuant to a settlement reached with the Commission, to resolve the pending claims in the civil action brought by the SEC against Sport-Haley, Inc. and our former Controller. The settlement had been considered by the Commission in Washington D.C. and thereby approved on December 8, 2005. The settlement did not call for Sport-Haley, Inc. to pay any fine, civil penalty or disgorgement. Pursuant to a written Consent entered into by Sport-Haley, Inc. as part of the settlement, Sport-Haley, Inc. consented, without admitting or denying the allegations of the Complaint or Amended Complaint, to the entry of an injunction enjoining the Company from violating §17(a)(2) and §17(a)(3) of the Securities Act of 1933 (the “Securities Act”), which do not require proof of scienter (an intent to deceive, manipulate or defraud), but may be based upon a showing of negligence, §13(b)(2) and §15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 12b-20, 15d-1 and 15d-13 promulgated thereunder. The settlement resulted in no injunction or adjudication against Sport-Haley, Inc. with respect to the claims alleging violations of §17(a)(1) of the Securities Act, §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, which each require proof of scienter.

Pursuant to a separate settlement with the SEC, the Court also entered a Final Judgment with respect to Mr. Auger, in which Mr. Auger consented, without admitting or denying the allegations of the Complaint or Amended Complaint, to the entry of an injunction enjoining him from violating various provisions of the federal securities laws and regulations and other relief.

In March 2001, as we previously announced, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages we claimed were suffered as a result of the restatements of our financial statements for fiscal years 1999 and 1998 and the corrections of material information for the quarterly periods of fiscal years 2000, 1999 and 1998. Also, we were previously advised that the former auditors asserted certain claims against us, including allegations of unpaid fees. Neither Sport-Haley, Inc. nor the former auditors filed any legal action to assert any of these disputed claims. During a mediation session in November 2005, we reached an agreement in principle with the former auditors to settle all disputed claims between the parties and their affiliates. On February 13, 2006, we entered into a written settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members, which provided for payments to Sport-Haley, Inc. totaling $525,000. Among other terms of the settlement agreement, the parties agreed to mutual releases of all claims asserted against each other and each party has continued to deny the merits of those claims asserted against it by the other party. In accordance with a sharing agreement between Sport-Haley, Inc. and one of its carriers for director and officer liability insurance, we received 33% of the $525,000 in settlement proceeds, or approximately $173,000, and the insurance carrier received the remainder to partially recover amounts the carrier had paid in connection with a previously settled class action securities lawsuit and defense costs the carrier had reimbursed to us relating to the civil action lawsuit filed by the SEC.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is quoted on the NASDAQ Global MarketSM under the trading symbol “SPOR.” The following table sets forth the range of high and low sale prices of our common stock, as reported by The NASDAQ Global MarketSM, from July 1, 2003 through June 30, 2006. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not be representative of actual transactions.

	High	Low
Fiscal Year 2006
Fourth Quarter	$6.000	$4.520
Third Quarter	5.380	4.510
Second Quarter	5.007	4.030
First Quarter	5.450	3.140

Fiscal Year 2005
Fourth Quarter	$4.990	$2.970
Third Quarter	4.370	4.000
Second Quarter	4.889	3.830
First Quarter	4.990	3.812

Fiscal Year 2004
Fourth Quarter	$6.000	$5.000
Third Quarter	6.090	4.230
Second Quarter	4.590	3.840
First Quarter	4.640	3.830

As of March 10, 2006, there were approximately 116 holders of record of our common stock. We computed the number of record holders by adding to the number of actual record holders as shown on the securities holder list obtained from our transfer agent the number of individual participants or accounts held by the Depository Trust Company (“DTC”), according to securities position listings as defined in Rule 17Ad-8.  The vast majority of our common shares are held in trust by Cede & Co., as nominee for the DTC. We estimate that as of March 10, 2006, our common stock was owned beneficially by approximately 850 shareholders.

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors from time to time. In April 2006, our Board of Directors declared a dividend of $0.25 per share that was paid to our beneficial shareholders who held such shares as of May 5, 2006. However, the Board of Directors does not anticipate that any dividends will be declared again in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements of operations data for each of the fiscal years in the three-year period ended June 30, 2006, and the balance sheets data at June 30, 2006 and 2005, are derived from the financial statements of Sport-Haley, Inc. which have been audited by Hein & Associates LLP, an independent registered public accounting firm, as indicated in their report included herein. The consolidated statements of operations data for the fiscal year ended June 30, 2006, and the balance sheets data at June 30, 2006, include the amounts of Sport-Haley, Inc. and our subsidiary, Reserve Apparel Group LLC. The consolidated statements of operations data for the fiscal year ended June 30, 2002, and the balance sheets data at June 30, 2002, include the amounts of Sport-Haley, Inc. and our former wholly-owned subsidiary, B&L Sportswear, Inc., which ceased business operations in August 2001 and was liquidated in May 2002. All significant inter-company transactions were eliminated from the consolidated financial data. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley, Inc.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data (2006 and 2002 Consolidated):
Net sales	$20,962	$22,041	$20,800	$19,196	$17,099
Total cost of goods sold	14,050	15,689	13,619	11,873	12,915
Gross profit	6,912	6,352	7,181	7,323	4,184
Operating expenses	8,017	9,833	8,737	8,026	6,886
Loss from operations	(1,105)	(3,481)	(1,556)	(703)	(2,702)
Other income and expenses, net	438	208	116	135	346
Loss from operations before (provision for) benefit from income taxes	(667)	(3,273)	(1,440)	(568)	(2,356)
Minority interest in subsidiary loss	259	0	0	0	0
(Provision for) benefit from income taxes	(7)	(8)	(746)	180	1,383
Net loss	$(415)	(3,281)	$(2,186)	$(388)	$(973)

Loss per common and equivalent shares outstanding (basic and diluted)	$(0.15)	$(1.29)	$(0.89)	$(0.15)	$(0.33)

Weighted average common and equivalent shares outstanding (basic and diluted)	2,749	2,548	2,448	2,621	2,938

	June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Balance Sheets Data: (2006 and 2002 Consolidated):
Working capital	$14,455	$14,814	$17,503	$19,180	$20,766
Total assets	18,027	17,490	20,771	21,545	23,525
Long-term debt	34	0	0	0	0
Total liabilities	3,012	1,751	2,148	1,118	1,753
Shareholders’ equity	15,015	15,739	18,623	20,427	21,772
Net book value per share of common stock	$5.42	$5.95	$7.37	$8.36	$7.97

The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2006 and 2005:

					Year
	Fiscal Quarter Ended				Ended
	Sep 30	Dec 31	Mar 31	Jun 30	Jun 30
Quarterly Financial Data – Unaudited (in thousands, except per share data)
Fiscal 2006 (Consolidated):
Net sales	$4,011	$4,429	$4,656	$7,866	$20,962
Total cost of goods sold	2,706	2,792	2,919	5,633	14,050
Gross profit	1,305	1,637	1,737	2,233	6,912
Other operating costs	1,887	1,613	2,162	2,355	8,017
Other income and expense, net	53	77	237	71	438
Minority interest in subsidiary loss	0	0	0	259	259
(Provision for) benefit from income taxes	1	(2)	(2)	(4)	(7)
Net income (loss)	$(528)	$99	$(190)	$204	$(415)

Earnings (loss) per common share
Basic	$(0.20)	$0.04	$(0.07)	$0.08	$(0.15)
Diluted	$(0.20)	$0.03	$(0.07)	$0.07	$(0.15)

Weighted average shares outstanding
Basic	2,685	2,770	2,770	2,770	2,749
Diluted	2,685	2,968	2,770	2,968	2,749

Fiscal 2005:
Net sales	$5,570	$5,000	$4,455	$7,016	$22,041
Total cost of goods sold	3,800	4,542	2,823	4,524	15,689
Gross profit	1,770	458	1,632	2,492	6,352
Other operating costs	3,057	2,516	2,287	1,973	9,833
Other income and expense, net	11	52	75	70	208
(Provision for) benefit from income taxes	0	0	(6)	(2)	(8)
Net income (loss)	$(1,276)	$(2,006)	$(586)	$587	$(3,281)

Earnings (loss) per common share
Basic	$(0.52)	$(0.77)	$(0.23)	$0.23	$(1.29)
Diluted	$(0.52)	$(0.77)	$(0.23)	$0.20	$(1.29)

Weighted average shares outstanding
Basic	2,456	2,545	2,545	2,564	2,548
Diluted	2,456	2,545	2,545	2,741	2,548

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this filing that are not historical facts are forward-looking statements. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. When used in this report, the words “may”, “will”, “will likely result”, “will continue”, “expect”, “anticipate”, “continue”, “estimate”, “plan”, “project”, “intend”, “believe” and similar expressions, variations or negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, although not all forward-looking statements contain such identifying words. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions, including those risks set forth in Part I, Item 1A of this report, along with the factors and risks set forth below. The reader should be aware that, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategies, operating results and financial position of Sport-Haley, Inc. could differ materially from those expressed in, or implied by, such forward-looking statements.

Factors or risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, but are not limited to, the following:

•                  Our ability to respond to continual competition in our markets as well as the extent, timing and success of such competition;

•                  Our ability to expand into new markets and to effectively manage our growth;

•                  Access to sufficient working capital to meet our operating and financial needs;

•                  General economic conditions or material adverse changes in markets we serve;

•                  Changes in, or failure to comply with, applicable legislation or governmental regulation;

•                  Changes in tax laws or rates;

•                  Risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•                  Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; and,

•                  Various other factors discussed in this filing.

There may be other factors not mentioned above, or in Part I, Item 1A of this report, in the discussion below or included in our other SEC filings that may cause actual results to differ materially from any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

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

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Since we implemented our operations software in January 2004, programming and human errors discovered within the system caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our internal controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during 2005 and 2004. We used a standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

Based upon extensive tests that we performed near the end of fiscal 2006, we believe that the material weakness in our internal controls has been eradicated. We believe that the computer software has now been properly programmed, and employees have been adequately trained to utilize the system procedures, to rely upon the software to accurately compute our finished goods inventory valuations using a weighted average cost assumption. We also believe that the system has been configured and employees are sufficiently monitored to ensure that all errors, sufficient to cause a material weakness with regard to the costing of our finished goods inventories, are unlikely to recur.

Excess fashion apparel finished goods inventories are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market previous seasons’ fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of discontinued or aging merchandise. We perform analyses on a quarterly basis to identify unsold discontinued or aging merchandise and adjust our reserves for inventory obsolescence to reduce the carrying value of discontinued or aging merchandise to its estimated net realizable value. The net realizable value of the discontinued or aging merchandise is estimated based on management’s disposition plans and historical experiences.

Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in exact quantities to sufficiently satisfy specific customer orders. However, branded apparel inventories remained on hand at June 30, 2006, because we shipped the Father’s Day order in June, five weeks later than requested by Wal-Mart. Due to the tardiness of that shipment Wal-Mart canceled the follow-up order, the apparel inventories for which we had already received, and we wrote the corresponding inventories down to the value that we expected to recover from selling the goods to another market.

During fiscal 2006, we recorded fashion apparel inventories write-downs of $313,000, including a write-down of $28,000 during the fourth fiscal quarter, and we recorded branded apparel write-downs of $95,000 during the fourth fiscal quarter. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at June 30, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including sales of Top-Flite® branded apparel to Wal-Mart in fiscal 2006, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2006, our allowance for doubtful accounts totaled $291,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory supplier. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At June 30, 2006, the Company’s allowance for sales returns was $155,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates

Recent Developments

On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear and Explorer Headgear, Inc. which was approved by Reserve Apparel, for the purchase of Explorer Gear’s membership interest in Reserve Apparel and to settle any potential claims between the parties. The agreement requires Sport Haley to make a lump sum payment to Explorer Gear of $375,000. After Reserve Apparel began operations, certain disputes arose between the members concerning, among others, the formation, operation and performance of Reserve Apparel. Sport Haley, Reserve Apparel, Explorer Gear and Explorer Headgear, Inc. have denied any liability to one another. As part of the agreement, the parties have agreed to settle and resolve any asserted or potential claims against each other. The parties have also agreed to mutual releases of all claims asserted, or which could have been asserted, against each other, and each party has continued to deny the merits of those claims asserted against it by the other. Upon entering into the agreement, Explorer Gear no longer owned any membership interest in Reserve Apparel, which became a wholly-owed subsidiary of Sport Haley.

After the operations of Reserve Apparel were moved to our Denver, Colorado facility, Reserve Apparel designed a new line of Top-Flite® apparel, under the direction of Sport Haley management. The new Top-Flite® line, consisting of basic and fancy collections of garments comprised primarily of a variety of performance fabrics, was presented to Wal-Mart buyers in early September 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop its own brand of golf apparel rather than to continue purchasing our Top-Flite® line. We expect to develop other markets and channels of distribution for our Top-Flite® apparel collections, including marketing the newly designed Top-Flite® line to other mass retailers.

As previously reported, a Canadian apparel broker, which had handled several deliveries of Top-Flite® apparel to Reserve Apparel, applied a $291,000 prepayment to satisfy a debt of Explorer Headgear, Inc. (a Canadian company related to Explorer Gear by common ownership, management and employees) instead of applying the amount as a deposit toward the production of finished goods inventories which were planned to be provided to Reserve Apparel by the Canadian broker. The $291,000 deposit had been advanced to the Canadian broker by Sport Haley as a payment on behalf of Reserve Apparel and was recorded by Sport Haley as a member loan to Reserve Apparel. At June 30, 2006, the $291,000 was included as an other receivable on the books of Reserve Apparel. We believe that the Canadian broker inappropriately misapplied the $291,000 deposit and have demanded repayment from the broker. During May and June 2006, we received certain assurances from the Canadian broker that this matter would be resolved to our satisfaction. However, to date, there has been no resolution to this matter.

Also as previously reported, an executive from Explorer Gear informed the management of Reserve Apparel that the amount of $236,000, which was previously purported by Explorer Gear to have been paid to the Canadian broker on behalf of Reserve Apparel, had not been paid. At June 30, 2006, the $236,000 was included in the accrued liabilities of Reserve Apparel.

In June 2006, Reserve Apparel discovered that the Canadian broker had been paid twice for the same delivery of Top-Flite® apparel to Reserve Apparel, in the amount of $177,000. Further, in August 2006, because the Canadian broker did not meet Wal-Mart’s extended deadline for receipt of the merchandise, Wal-Mart canceled their order relating to the merchandise being provided by the Canadian broker, which otherwise would have been shipped to Wal-Mart in August 2006. Consequently, Reserve Apparel canceled the purchase order with the Canadian broker, which was approximately in the amount of $267,000. We do not believe that Reserve Apparel is liable for payment to the Canadian broker with regard to the delinquent goods which Wal-Mart would not accept. However, since it is our understanding that the merchandise was in production when Wal-Mart canceled their order, we cannot give any assurances that the Canadian broker will not assert that Reserve Apparel is responsible for paying for these goods. As of the date of this report, we did not have any pending orders with the Canadian broker, and we do not anticipate placing any orders with the Canadian broker for future delivery of Top-Flite® or any other apparel.

We expect to make further demands for repayment from the Canadian broker for the $291,000 deposit and the $177,000 overpayment, and, if we cannot reach an amicable resolution of this matter with the Canadian broker in the near future, we expect to initiate legal proceedings to recover the funds. While we expect to aggressively pursue full recovery from the Canadian broker, because of the relative ages of the misapplied deposit and overpayment and the nature of our severed relationship with the Canadian broker, we recorded an allowance of $116,000 at June 30, 2006, with regard to the net amount due from the Canadian broker.

Results of Operations

The following table sets forth the percentage of net sales represented by items included in or derived from our statements of income for its fiscal years ended June 30, 2006, 2005 and 2004, 2003 and 2002:

	Fiscal Year Ended June 30, (2006 and 2002 Consolidated)
	2006	2005	2004	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.0	71.2	65.5	61.9	75.5
Gross profit	33.0	28.8	34.5	38.1	24.5
Other operating costs	38.3	44.6	42.0	41.8	40.3
Loss from operations	(5.3)	(15.8)	(7.5)	(3.7)	(15.8)
Other income and expenses, net	2.1	0.9	0.6	0.7	2.0
Loss from operations before minority interest in subsidiary loss and (provision for) benefit from income taxes	(3.2)	(14.9)	(6.9)	(3.0)	(13.8)
Minority interest in subsidiary loss	1.2	0.0	0.0	0.0	0.0
(Provision for) benefit from income taxes	(0.0)	(0.0)	(3.6)	1.0	8.1
Net loss	(2.0)%	(14.9)%	(10.5)%	(2.0)%	(5.7)%

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Total net sales for fiscal 2006 were $20,962,000, a decrease of $1,079,000, or 5%, as compared with sales of $22,041,000 for fiscal 2005. Net sales of fashion apparel for fiscal 2006 were $18,489,000, a decrease of $3,552,000, or 16%, as compared with fashion apparel sales of $22,041,000 for fiscal 2005. Net sales of branded apparel for fiscal 2006 were $2,473,000.

For fiscal 2006, net sales of Ben Hogan® apparel collections were $11,199,000, a decrease of $10,000, or 0%, from net sales of $11,209,000 in fiscal 2005, and net sales of SPORT HALEY® apparel collections were $6,538,000 for fiscal 2006, a decrease of $3,248,000, or 33%, from net sales of $9,786,000 for fiscal 2005. In fiscal 2006, we began marketing Top-Flite® apparel exclusively to Wal-Mart, and net sales of Top-Flite® branded apparel were $2,473,000 for fiscal 2006. We began shipping Top-Flite® branded apparel to Wal-Mart in March 2006.

The market for women’s golf apparel appears to have been shrinking for the past couple of years, which has caused fierce competition among the brands vying for limited shelf space within the market. While we are certainly disappointed with the continued decrease in sales of our women’s fashion apparel collections, we believe that the shrinking market may have bottomed out, and we anticipate that our sales of women’s apparel will begin to increase slightly in future periods. SPORT HALEY® continues to be a highly recognized brand within the women’s apparel market, and we are continuing to develop plans to improve the strategic position of the SPORT HALEY® brand within the women’s market.

Because net sales of Ben Hogan® apparel collections appear to have begun to flatten out, we implemented initiatives in fiscal 2006 to bolster our overall fashion apparel sales. In fiscal 2006, we hired a western regional sales manager who has extensive experience within the golf apparel industry in the western geographical regions of the United States and Hawaii. We believe that the western regional manager complements the talents of our eastern regional manager, who has a similar amount of experience within the golf apparel industry in the eastern geographical regions of the United States. Our regional sales managers are responsible for maximizing our fashion apparel sales within their respective geographical regions by training and supervising our independent wholesale sales representatives and maintaining contacts with key accounts. In fiscal 2006, we also hired a customer service liaison with extensive marketing experience within the golf apparel industry to provide white glove service to our key accounts and to help us market our SPORT HALEY® and Ben Hogan® fashion apparel brands to prestigious country clubs and resorts which have not done business with us in the past.

Ben Hogan® apparel and Top-Flite® apparel are marketed in accordance with a license agreement we maintain with Callaway, which we consider to be a key component of our overall business strategies. While we have consistently exceeded the minimum calendar year sales requirements of the agreement with respect to Ben Hogan® apparel while maintaining a strong working relationship with Callaway, our trend of continuing increases in sales of licensed apparel sustains the risk of loss should the license agreement with Callaway be terminated by either party.

Gross profit for fiscal 2006 was $6,912,000, an increase of $560,000, or 9%, as compared with gross profit for fiscal 2005 of $6,352,000. The difference between the fiscal years was partially attributable to lower write-downs of fashion apparel inventories in fiscal 2006 as compared with fiscal 2005. Write-downs of fashion apparel inventories negatively impacted our gross margins by $408,000 in fiscal 2006 as compared with write-downs of $1,403,000 in fiscal 2005. The difference between the fiscal years was also partially attributable to consolidating sales of fashion apparel with sales of branded apparel in fiscal 2006.

Gross profit for fiscal 2006 with regard to sales of branded apparel was $114,000, which yielded a 5% gross margin on branded apparel net sales for the respective period. We expect that our sales of Top-Flite® branded apparel should yield gross margins of 25% or greater. Gross profit relating to Top-Flite® branded apparel sales for fiscal 2006 was negatively impacted by production delays, extraordinary shipping charges and mark down money due to Wal-Mart. Production delays caused us to incur inbound freight charges of $70,000. Because the Top-Flite® merchandise was continually received late from our suppliers, Wal-Mart required that we ship the orders directly to each store rather than to respective Wal-Mart distribution centers as originally planned. We estimate that additional shipping costs, incurred to ship orders directly to Wal-Mart stores rather than to distribution centers, were in excess of $200,000 for fiscal 2006. Periodically, per our vendor agreement, Wal-Mart may request that we reimburse them for mark downs they have taken or plan to take on Top-Flite® apparel we have sold to them. It is our understanding that Wal-Mart typically requests mark down money when sales of merchandise do not reasonably meet their internal expectations. Because we shipped Top-Flite® apparel for a Father’s Day promotion five weeks late due to production delays, Wal-Mart lost early sales opportunities for the merchandise, and sell-through of the Top-Flite® apparel produced for that promotion did not reasonably meet their expectations. We recorded sales discounts of $168,000 in fiscal 2006 relating to mark down concessions granted to Wal-Mart with respect to the Father’s Day promotion that adversely affected our gross profit, accordingly. By June 30, 2006, we consolidated the operations of Reserve Apparel to move substantially all of its operations to our Denver, Colorado facility. Before moving the operations to Denver, the product development, sourcing, logistics and sales invoicing operations of Reserve Apparel had been performed in Toronto, Ontario, Canada, by employees of Explorer Gear, the minority interest. By consolidating the operations of Reserve Apparel into our Denver operations, and utilizing suppliers other than those which caused repeated production delays, we expect to improve the management of the entire production process and to achieve more reasonable margins on sales of Top-Flite® branded apparel in future periods. Since Wal-Mart recently informed us that they do not intend to purchase Top-Flite® branded apparel in the near future, we will begin exploring other markets and channels of distribution for our Top-Flite® garments, including marketing Top-Flite® apparel to mass retailers other than Wal-Mart.

Gross margin for fiscal 2006 was 33%, an increase of 4%, from 29% in fiscal 2005. Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes our production costs plus a portion of our distribution costs, such as receiving and inspection costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributes Top-Flite® branded apparel to the mass retail market at much lower price points and gross margins than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Other companies within the golf apparel industry may or may not operate within the lower price markets. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Selling, general and administrative expenses were $7,090,000 in fiscal 2006, a decrease of $1,946,000, or 22%, from $9,036,000 in fiscal 2005. The decrease was attributable to various factors. Included in fiscal 2005 expenses were severance and other compensation expenses paid to our late Chairman and former Chief Executive Officer. Subsequent to the death of our Chairman in September 2004, we paid $650,000 in severance and other compensation to the late Chairman’s estate. Similarly, upon the departure of our former Chief Executive Officer in October 2004, we accrued $520,000 in severance and other compensation that is generally payable to the former executive over a three-year period ending in March 2008. The severance and other compensation amounts paid to our late Chairman and former Chief Executive Officer increased our selling, general and administrative costs in fiscal 2005 by $1,170,000. The severance and other compensation expense paid to our former Chief Executive Officer had no effect on our selling, general and administrative expenses in fiscal 2006. Salary and other payroll related expenses, net of severance and other compensation costs, totaled $3,116,000 in fiscal 2006, a decrease of $225,000, or 7%, from $3,341,000 in fiscal 2005. We attribute the remainder of the decrease in selling, general and administrative expenses to our continued efforts to streamline our operations and to find additional ways to decrease our overall operating expenses. As a percentage of sales, our selling, general and administrative expenses were 34% and 41% for fiscal 2006 and 2005, respectively.

Royalty expense for fiscal 2006 was $927,000, an increase of $130,000, or 16%, from $797,000 for fiscal 2005. The increase in royalty expense was primarily attributable to the introduction of Top-Flite® branded apparel in fiscal 2006. Royalty expense is due to Callaway in accordance with the license agreement they previously granted to us to market golf apparel bearing the Ben Hogan® and Top-Flite® labels.

Total other income, net, for fiscal 2006 was $438,000, an increase of $230,000, or 111%, from $208,000 in fiscal 2005. Our other income, net, is generally comprised of interest earned on cash and cash equivalent balances held at various financial institutions. The increase in other income, net, was primarily attributable to higher rates of interest earned during fiscal 2006 as compared with fiscal 2005. Other income for fiscal 2006 also includes $157,000 of the $173,000 recovered in the settlement we reached with our former auditors. We offset legal expenses for fiscal 2006 with the remainder of the settlement in the amount of $16,000.

Loss from operations before minority interest in subsidiary loss and provision for income taxes for fiscal 2006 was $667,000, an improvement of $2,606,000, or 80%, from a loss of $3,273,000 in fiscal 2005. While a substantial amount of the improvement was due to the factors discussed above, such as better controls over fashion apparel inventories that resulted in lower write-downs of obsolete or discontinued inventories in fiscal 2006, severance and other compensation expense incurred in fiscal 2005 and not in fiscal 2006, lower overall payroll and related expenses in fiscal 2006, higher rates of interest earned on cash and cash equivalents in fiscal 2006 and the settlement recovery from our former auditors in fiscal 2006, we believe that the improvement is also indicative of management’s concerted efforts to return the Company to profitability. Of the $667,000 loss incurred in fiscal 2006, only $150,000 related to the operations of Sport Haley, as compared with $3,273,000 in fiscal 2005. The remaining $517,000 of the $667,000 fiscal 2006 loss was attributable to the operations of Reserve Apparel.

Basic and diluted losses per share were ($0.15) and ($1.29) for fiscal years 2006 and 2005, respectively. Due to the net losses for the respective periods, all outstanding options were anti-dilutive and therefore excluded from the loss per share calculations.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Net sales for fiscal 2005 were $22,041,000, an increase of $1,241,000, or 6%, as compared with net sales of $20,800,000 for fiscal 2004. We attributed the difference in net sales to factors such as the continued growth in sales of Ben Hogan® apparel collections offset by the discontinuance of our HALEY RESERVE men’s fashion apparel and a continued decrease in sales of SPORT HALEY® women’s fashion apparel.

For fiscal 2005, our net sales of Ben Hogan® apparel collections were $11,209,000, an increase of $4,257,000, or 61%, from net sales of $6,951,000 in fiscal 2004. The increase in net sales between the fiscal years is indicative of the growth we achieved with our Ben Hogan® collections within the premium-priced golf apparel market.

As previously reported, we discontinued our HALEY RESERVE men’s fashion apparel beginning with our spring 2005 selling season, in part because of its diminishing sales and in part because we had expected to introduce Top-Flite® branded apparel in its place within our distribution channels. We began shipping our spring 2005 apparel collections during November 2004. We believe that the discontinuance of our HALEY RESERVE men’s fashion apparel negatively impacted our fiscal 2005 sales by at least $2,500,000, the total of our net sales for such apparel during our spring 2004 selling season. Historically, sales within our HALEY branded apparel lines have been disproportionately comprised of greater sales of women’s apparel than of men’s apparel. Overall, net sales of our HALEY branded apparel decreased by $3,000,000, or 23%, from net sales of $12,786,000 for fiscal 2004 to net sales of $9,786,000 for fiscal 2005. The continued decline in sales of our SPORT HALEY® women’s fashion apparel appeared to be related to a shrinking market for women’s golf apparel, because our customers appeared to be placing less importance on women’s fashion golf apparel within their shops. In fiscal 2004, we consolidated our network of independent wholesale sales representatives to allow our most of our representatives to market both our SPORT HALEY® women’s collections and our Ben Hogan® men’s collections simultaneously.

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

Gross profit for fiscal 2005 was $6,352,000, a decrease of $829,000, or 12%, as compared with $7,181,000 in fiscal 2004. The difference in gross profit between the fiscal years was primarily attributable to the following factors: (i) During fiscal 2005, we revised our procedures used to assess the recoverability of our finished goods inventories by using an improved method that calculates the estimated sales value based upon the quantities and mix of inventories that are expected to remain at the end of the selling season, rather than an estimate based upon the total number of units on hand that we used previously. Using the new recoverability assessment method, the net effect of inventory write-downs negatively impacted our gross profit for fiscal 2005 by $1,403,000. Comparatively, in fiscal 2004, inventory write-downs negatively impacted our gross profit by $635,000. (ii) In fiscal 2005, we disposed of a significant portion of our excess finished goods inventories relating to our fall 2004 and prior selling seasons. In December 2004, we sold substantially all of our discontinued or aging finished goods inventories from the spring 2004 and earlier selling seasons to a major retailer. While we had previously estimated the recoverability of those inventories, we recognized an additional loss of $179,000 upon their disposition in December 2004. (iii) As previously reported, in conjunction with performing procedures recommended by the developer of our software that were designed to correct a prior system malfunction, we performed a physical count of our finished goods inventories and performed a detailed review of our component inventories at December 31, 2004. The physical inventory caused us to reduce the value of our finished goods inventories by $53,000 and the detailed review caused us to reduce the value of our component inventories by $300,000 at December 31, 2004. The reductions in value similarly increased our cost of goods sold at December 31, 2004, thereby negatively impacting our gross profit for the period.

Gross margin for fiscal 2005 was 29%, a decrease of 6%, from 35% in fiscal 2004. Our gross margins may not have been comparable to other companies within the golf apparel industry. We consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead and other charges, custom embroidery costs and freight-out in our cost of goods sold. Amounts invoiced to our customers for custom embroidery as well as shipping and handling charges were included as components of our net sales. Our overhead allocation included certain of our distribution costs, such as receiving, inspection and shipping costs, but we included some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We included royalty payments, relating to sales of licensed apparel, in other operating costs.

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

Total other income, net, for fiscal 2005 was $208,000, an increase of $92,000, or 79%, from $116,000 in fiscal 2004. The increase was primarily due to the difference between the fiscal years in the amounts of and the rates of interest earned on cash equivalents and marketable securities. During fiscal 2005, interest rates earned on our near risk-free investments improved slightly over the nearly all-time lows earned on such investments in fiscal 2004. Cash equivalents and marketable securities were purchased from time to time in accordance with guidelines, which our Board of Directors previously approved, designed to maximize the rates of return achieved on near risk-free investment balances.

Loss from operations before provision for income taxes for fiscal 2005 was ($3,273,000), a difference of ($1,833,000), or 127%, from ($1,440,000) for fiscal 2004. Net loss for fiscal 2005 was ($3,281,000), a difference of ($1,095,000), or 50%, from ($2,186,000) for fiscal 2004. The proportional disparity between the difference in losses from operations before provision for income taxes and the difference in net loss arose because of the differences in the financial statement effects of our valuations with respect to net deferred tax assets between the fiscal years. The valuation of net deferred taxes between years may cause variations in effective tax rates that can vary significantly due to differences between the methods of recording certain transactions for financial statement purposes versus the methods for recognizing those transactions for tax purposes within the same fiscal period. Certain expenses recorded for financial statement purposes may not be deductible for tax purposes and certain deductions for tax purposes may not be recorded for financial statement purposes within the same fiscal year. For fiscal 2004, our provision for income taxes was $746,000, primarily because we increased a valuation allowance to effectively reduce our net deferred tax assets to zero. We periodically review and adjust our valuation for deferred tax assets based upon the most current information available. Because of our trend of net losses in the 2005 and most-recent prior years, we believed that it was more probable than not that none of our deferred tax assets would be recovered, and, in fiscal 2005, we maintained the valuation allowance that effectively reduced our deferred tax assets to zero. Income tax expense for the period equaled taxes payable for the period plus the change during the period in our net deferred tax assets. In fiscal 2005 and 2004, we paid $8,000 and $0 in applicable federal and state income taxes, respectively.

Basic and diluted losses per share were ($1.29) and ($0.89) for fiscal years 2005 and 2004, respectively. Due to the net losses for the respective fiscal years, all outstanding options were anti-dilutive and therefore excluded from the loss per share calculations.

Liquidity and Capital Resources

Our primary sources of liquidity are derived from our available cash and cash equivalents, cash flows from operations and a working capital line of credit with a commercial bank. We require cash for our general working capital purposes. We do not anticipate requiring material amounts of cash for capital expenditures over the next 12 months. To the extent our cash balance is insufficient to finance our working capital needs, we may also make periodic borrowings under our revolving line of credit. Our working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of fashion apparel inventories for the spring/summer and fall/holiday selling seasons, respectively.

Working capital was $14,455,000 and $14,814,000 at June 30, 2006 and 2005, respectively. Cash and cash equivalents plus marketable securities totaled $ 8,492,000 and $7,721,000 at June 30, 2006 and 2005, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

Net cash provided by (used in) operating activities totaled $1,139,000, $3,134,000 and ($1,893,000) for fiscal years 2006, 2005 and 2004, respectively. The primary components of adjustments to reconcile net loss to cash provided by (used in) operating activities were changes between fiscal years relating to impairments and write-downs, deferred taxes, provisions for doubtful accounts and sales returns, accounts receivable, inventories, accounts payable, and accrued commissions and other expenses.

•                  Adjustments for impairments and write-downs affected net cash provided by (used in) operating activities by $408,000 in fiscal 2005, $1,403,000 in fiscal 2004 and $707,000 in fiscal 2003. The effects on net cash provided by (used in) operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the fashion apparel business, excess inventories left over at the end of each selling season (“previous seasons’ inventories”) are common within the industry. Throughout each fiscal year, we market previous seasons’ inventories through our ordinary marketing channels. At or near the end of each fiscal quarter, we identify and revalue obsolete inventories, primarily consisting of previous seasons’ fashion apparel inventories, to estimated disposition values. Write-down charges relating to excess inventories have adversely affected our earnings and cash flows for the last several years. In fiscal 2004, we enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize the future adverse financial effects associated with the devaluation of obsolete fashion apparel inventories. In fiscal 2005, we sold a significant portion of our previous seasons’ fashion apparel inventories and refined our procedures to better estimate the recoverability our finished goods inventories, and we established new procedures for purchasing fashion apparel inventories designed to minimize the quantities expected to remain at the end of each selling season. In 2006, $95,000 of the $408,000 inventory write-down related to branded apparel inventories on hand at June 30, 2006. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in exact quantities to sufficiently satisfy specific customer orders. Branded apparel inventories remained on hand at June 30, 2006, because we shipped the Father’s Day order in June, five weeks later than requested by Wal-Mart. Due to the lateness of that shipment Wal-Mart canceled the follow-up order, the apparel inventories for which we had already received, and we wrote the corresponding inventories down to the value that we expected to recover from selling the goods to another market.

•                  The effects on net cash provided by operating activities caused by changes in deferred taxes primarily represent the change in expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon reviews at June 30, 2006, 2005 and 2004, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including the introduction of Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates. Deferred taxes affected net cash provided by (used in) operating activities by $0 in fiscal 2006, $0 in fiscal 2005 and $746,000 in fiscal 2004.

•                  The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. As of June 30, our allowances for doubtful accounts were $291,000 in fiscal 2006, $377,000 in fiscal 2005 and $454,000 in fiscal 2004. The allowances for 2006, 2005 and 2004 included specific reserves of $116,000, $151,000 and $175,000, respectively, with respect to certain customer accounts receivable. We believe that the trend which indicates a general decrease in the required allowance amount is primarily attributable to the changes in collection methods that we instituted in fiscal 2004. The changes in our collection methods help us to shorten the collection process with regard to past due accounts, thereby minimizing potentially uncollectible amounts. Our allowances for customer sales returns at June 30 were $155,000 in fiscal 2006, $286,000 in fiscal 2005 and $342,000 in fiscal 2004. The percentage of sales returns decreased dramatically in fiscal 2006. We attribute the decrease in 2006 to enhancements within our order reservation and shipping systems in late fiscal 2005 that generally ensure our customers that they will receive merchandise they have ordered in advance from us within a very few days from the specific receipt date they have requested. We believe that the system enhancements have significantly reduced the amount of our sales returns with respect to late and/or incomplete shipments. The decrease in the allowance for sales returns in fiscal 2005, as compared with the allowance in fiscal 2004, was primarily due to the decrease in our customer accounts receivable at June 30, 2005, as compared with the receivable balance at June 30, 2004. We also initiated a reserve for the return of samples garments from our independent wholesale sales representatives pursuant to a procedural change with regard to such sample garments effective with the fall 2004 selling season which granted the representatives the right to return sample garments. During fiscal 2005, we discontinued the policy that granted the representatives the right to return sample garments. As of June 30, our allowances for sample garments were $0 in fiscal 2006, $28,000 in fiscal 2005 and $332,000 in fiscal 2004. The relative decrease in the allowance in fiscal 2005, as compared with the allowance in fiscal 2004, was due to our discontinuance of the right to return policy effective with the spring 2006 marketing season. Provisions for doubtful accounts and sales returns affected net cash provided by (used in) operating activities by approximately ($71,000) in fiscal 2006, ($205,000) in fiscal 2005 and $856,000 in fiscal 2004.

•                  Accounts receivable, not including the effects of provisions for doubtful accounts and sales returns, provided operating cash of $616,000 in fiscal 2006, used operating cash of $1,656,000 in fiscal 2005 and used operating cash of $1,846,000 in fiscal 2004. Accounts receivable, net of allowances, decreased from $4,495,000 at June 30, 2005 to $3,950,000 at June 30, 2006. The decrease in fiscal 2006, as compared with the fiscal 2005 receivable balance, was primarily attributable to the shortening of our collection cycle discussed above combined with differences in our net sales of fashion apparel for the month of June 2006 of $1,794,000 versus our net sales of fashion apparel for the month of June 2005 of $2,391,000.

•                  Inventories, not including the effects of inventory write-downs, used operating cash of $1,030,000 in fiscal 2006, provided operating cash of $3,252,000 in fiscal 2005, and used operating cash of $1,687,000 in fiscal 2004. Our inventories increased slightly in fiscal 2005, from $4,153,000 at June 30, 2005, to $4,775,000 at June 30, 2006. Of the $622,000 net increase, $335,000 related to branded apparel inventories and deposits at June 30, 2006. We had no branded apparel inventories or deposits at June 30, 2005. In fiscal 2005, we disposed of significant amounts of our obsolete or aging finished goods inventories and implemented initiatives designed to further minimize the quantities of unsold inventories expected to remain at the end of a selling season, which we believe have allowed us to maintain reasonable inventory levels in fiscal 2006.

•                  Accounts payable provided operating cash of $1,255,000 in fiscal 2006, used operating cash of $799,000 in fiscal 2005, and provided operating cash of $792,000 in fiscal 2004. Accounts payable increased from $582,000 at June 30, 2005, to $1,836,000 at June 30, 2006. Changes in accounts payable relate to differences in the timing between the years in the recording and payments of expenditures for inventory purchases, ordinary business expenses and other.

•                  Accrued commissions and other expenses used operating cash of $49,000 in fiscal 2006, provided operating cash of $402,000 in fiscal 2005, and provided operating cash of $238,000 in fiscal 2004. Accrued commissions and other expenses decreased from $1,169,000 at June 30, 2005, to $1,120,000 at June 30, 2006. The increase primarily relates to higher royalties due on correspondingly higher Ben Hogan® sales for the fourth fiscal quarter, comparatively between the 2005 and 2004 fiscal years, and accrued severance compensation payable to our former chief executive officer.

Net cash provided by (used in) investing activities totaled ($28,000), $363,000, and $1,221,000 for fiscal years 2006, 2005, and 2004, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

•                  Net maturities (purchases) of marketable securities provided investing activities cash of $539,000 in fiscal 2005 and provided investing activities cash of $1,642,000 in fiscal 2004. Marketable securities decreased from $539,000 at June 30, 2004, to $0 at June 30, 2005. No marketable securities were purchased during fiscal 2006. Marketable securities primarily consisted of United States government and mortgage-backed debt securities that matured within one year or less. Due to the short-term nature of the investments, we did not recognize material unrealized gains or losses on marketable securities in fiscal 2006, 2005 or 2004. Therefore, the carrying values of marketable securities approximated their fair values.

•                  Purchases of fixed assets used investing activities cash of $44,000, $176,000 and $427,000, in fiscal 2006, 2005, and 2004, respectively. Property and equipment, at cost, decreased from $4,423,000 at June 30, 2005, to $4,417,000 at June 30, 2006. As of June 30, 2006, a significant portion of the fixed assets used in our operations were fully depreciated. We do not anticipate making any significant fixed asset additions in the near future.

•                  Dispositions of fixed assets provided investing activities cash of $16,000 in fiscal 2006, $0 in fiscal 2005 and $6,000 in fiscal 2004, respectively. We do not have a significant amount of unutilized fixed assets, and we do not anticipate any significant asset dispositions in the near future.

Net cash provided by (used in) financing activities totaled ($340,000), $334,000, and $258,000 for fiscal 2006, 2005, and 2004, respectively. In fiscal 2006, we declared and paid a cash dividend to common shareholders, which used financing activities cash of $693,000, and amounts advanced to Reserve Apparel by Explorer Gear, the minority interest, in excess of their proportionate share of Reserve Apparel’s net loss provided financing activities cash of $56,000. Net cash provided by financing activities in fiscal 2005 and 2004 related solely to exercises of stock options by former executive officers and another former employee.

Our long-term debt at June 30, 2006, consisted of the balance of amounts advanced to Reserve Apparel by Explorer Gear. We had no long-term debt at June 30, 2005. Since April 1994, we have maintained a revolving line of credit with a commercial bank. The line of credit, which has been renewed through December 5, 2006, bears interest at the bank’s prime rate. The renewal provides for a maximum loan amount of $5,000,000 and is secured with a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and to fund any temporary working capital needs. The amended terms of the line of credit agreement require that we maintain minimum tangible net worth of not less than $14,000,000 and liquidity of $4,000,000.

In the ordinary course of our business, we enter into letters of credit arrangements with a commercial bank to facilitate the purchase of finished and packaged inventory and/or raw fabric from various offshore suppliers. As of June 30, 2006 and 2005, we had outstanding letters of credit totaling $509,000 and $2,012,000, respectively, relating to commitments to purchase finished goods inventories from various suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the line of credit. We had no outstanding borrowings under the line of credit at either June 30, 2006, or June 30, 2005.

Historically, gross proceeds received from the exercise of stock options have fluctuated significantly from year to year. We realized proceeds of $353,000, $334,000 and $258,000 in fiscal 2006, 2005 and 2004, respectively, from the exercise of stock options.

Substantially all of our purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, we have no material currency exchange risk. We believe that inflation has not materially affected the results of our operations during the three most recent fiscal years.

Off-Balance Sheet Arrangements

During fiscal years 2006 and 2005, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2006. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$34,000	$—	$—	$—	$34,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,533,000	289,000	859,000	385,000	—
Purchase Obligations	509,000	509,000	—	—	—
Minimum Royalty Obligations Under License Arrangements	4,654,000	54,000	2,486,000	2,114,000	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$6,730,000	$852,000	$3,345,000	$2,499,000	$34,000

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of June 30, 2006, we have not used derivatives instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2005.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at June 30, 2006. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of approximately $509,000 at June 30, 2006.

From time to time, we maintain short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. Periodically, our cash balances held at financial institutions exceed federally insured limits.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule II — Valuation and Qualifying Accounts

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

As discussed in Part I, Item 1, in “Management Information Systems and Inventory Management” and in Part II, Item 7, in “Critical Accounting Policies and Estimates,” we no longer consider the programming and human computational errors, which caused us to use a standard cost method during fiscal 2005 and 2004, to be a material weakness in our internals control over financial reporting with respect to inventory valuation during the period covered by this report. Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Since we implemented our operations software in January 2004, programming and human errors discovered within the system caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our internal controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during 2005 and 2004. We used a standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method we applied.

Based upon extensive tests that we performed near the end of fiscal 2006, we believe that the material weakness in our internal controls has been eradicated. We believe that the computer software has now been properly programmed, and employees have been properly trained to utilize system procedures, to rely upon the software to accurately compute our finished goods inventory valuations using a weighted average cost assumption. We also believe that the system has been configured and employees are sufficiently monitored to ensure that all errors, sufficient to cause a material weakness with regard to the costing of our finished goods inventories, are unlikely to recur.

(b)           Changes in Internal Control Over Financial Reporting. During the last quarter of fiscal 2006, we did not implement any changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

On August 28, 2006, the Board of Directors accepted Patrick W. Hurley’s surrender of the title of Controller, an officer position. Mr. Hurley will continue to serve as Chief Financial Officer, Secretary and Treasurer. The Company hired a Controller as a non-officer to provide assistance in the accounting department.

On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear and Explorer Headgear, Inc., which was approved by Reserve Apparel, for the purchase of Explorer Gear’s membership interest in Reserve Apparel and to settle any potential claims between the parties. The agreement requires Sport Haley to make a lump sum payment to Explore Gear of $375,000. After Reserve Apparel began operations, certain disputes arose between the members concerning, among others, the formation, operation and performance of Reserve Apparel. Sport Haley, Reserve Apparel, Explorer Gear and Explorer Headgear, Inc. have denied any liability to one another. As part of the agreement, the parties have agreed to settle and resolve any asserted or potential claims against each other. The parties have also agreed to mutual releases of all claims asserted, or which could have been asserted, against each other, and each party has continued to deny the merits of those claims asserted against it by the other. Upon entering into the agreement, Explorer Gear no longer owned any membership interest in Reserve Apparel, which became a wholly-owned subsidiary of Sport-Haley.

On September 22, 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop its own brand of golf apparel rather than to purchase our Top-Flite® line, which had been presented to them earlier in September 2006. The discontinuance of Top-Flite® golf apparel in Wal-Mart stores allows us to refocus the direction that we envision for the Top-Flite® brand. While we continue to believe that Top-Flite® apparel could have produced mutually successful results had Wal-Mart continued to purchase it from us, we believe that the style and quality of products that we could offer under the Top-Flite® brand were restricted by the limits imposed by Wal-Mart for golf apparel within their stores and that we can readily expand the Top-Flite® apparel line to suit a number of other markets, which we have recently begun to explore.

In September 2006, Donald W. Jewell was appointed to serve as our Chief Executive Officer and President on a permanent basis for an annual salary of $325,000, retroactive to July 1, 2006, and he will no longer serve as our Senior Vice President. Until such time as a new employment agreement is prepared, the other terms of the employment agreement with Mr. Jewell, effective as of February 2001, as amended, will generally remain in effect.

Effective October 1, 2006, the Compensation Committee of our Board of Directors raised the annual salaries of Catherine B. Blair, Patrick W. Hurley and George E. (“Tom”) Tomlinson to $130,000, $125,000 and $110,000, respectively.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Donald W. Jewell	55	Chief Executive Officer and President

Patrick W. Hurley	54	Chief Financial Officer, Secretary and Treasurer

Catherine B. Blair	55	Vice President - Merchandising/Design

Mark Maley (5)	41	Former: Vice President - Sales

Ronald J. Norick (1)(2)(3)(4)	64	Director and Chairman of the Board

James R. TenBrook (1)(3)	58	Director and Chairman of the Audit Committee

Mark J. Stevenson (1)(2)(3)	68	Director and Chairman of the Compensation Committee

James H. Everest (2)(3)	58	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)  Member of the Nominating Committee

(4)          Mr. Norick was appointed Chairman of the Board effective October 1, 2004.

(5)          Mr. Maley served as our Vice President – Sales from January 2004 until his departure in December 2005. Mr. Maley served as our Director of Special Markets and Brands from July 2003 to December 2003 and was previously an independent wholesale sales representative for the Ben Hogan® apparel line.

Officers are appointed by and serve at the discretion of the Board of Directors. Each Director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of our officers devote full-time to our business and affairs. At June 30, 2006, the Board was comprised of four non-employee Directors, all of whom we determined to be “independent” within the meaning of the applicable listing standards of The NASDAQ Global MarketSM (the “NASD Rules”).

Donald W. Jewell was appointed by our Board of Directors in October 2004 to serve as our Interim Chief Executive Officer. Mr. Jewell was appointed in April 2005 to serve as our President and has served as our Senior Vice President since February 2001. Mr. Jewell served as President for a term consistent with that of his service as our Interim Chief Executive Officer. In September 2006, Mr. Jewell agreed to serve as our Chief Executive Officer and President on a permanent basis, and he will no longer serve as our Senior Vice President. From 1996 until joining us, Mr. Jewell was the founder, president and director of Jewell Apparel Group, a Canadian distributor of premium and mid-priced men’s golf apparel. Mr. Jewell began designing, sourcing and marketing golf apparel in 1993 while serving as the president and chief executive officer of Jewell-Rung, positions that he held from 1980 to 1996.

Patrick W. Hurley has served as our Secretary and Treasurer since November 1999, as our Controller from November 1999 to August 2006 and as our Chief Financial Officer since December 2000. Prior to joining us, Mr. Hurley was employed as a senior staff accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a bachelor of science in accounting in 1991. Mr. Hurley is also a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

Catherine B. Blair has served as our Vice President - Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of our design team since 1992, and was appointed Director of Design in 1995. Prior to joining us, Ms. Blair was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy’s, Bloomingdale’s, Ann Taylor and The Gap.

Mark Maley served as our Vice President – Sales from January 2004 through December 2005. Mr. Maley served as our Director of Special Markets and Brands from July 2003 to December 2003 and was previously an independent wholesale sales representative for the Ben Hogan® apparel line. Prior to joining us, Mr. Maley served as general manager, director of golf and head professional for over seven years with Club Corporation of America. Mr. Maley is a member of the PGA.

Key Employees

George E. (“Tom”) Tomlinson has served as our Director – Operations and Production since December 1997. Previously, Mr. Tomlinson served as our warehouse distribution manager from January 1993 until December 1997. Prior to joining the Company in 1993, Mr. Tomlinson held various positions in other companies, including purchasing for Bonfils Blood Center. Mr. Tomlinson is the brother of our late Chairman and Chief Executive Officer, Robert G. Tomlinson, and the uncle of our former Chief Executive Officer, Kevin M. Tomlinson.

Barry L. Hyman has served as our Eastern Regional Sales Manager since February 2004 and served on an interim basis as our Western Regional Sales Manager from December 2005 to February 2006. Mr. Hyman was an independent wholesale sales representative for our Ben Hogan® apparel lines from 2001 until his appointment as Eastern Regional Sales Manager. From 1990 to 2001, Mr. Hyman was an independent sales representative for various companies in the golf apparel industry, including Jewell Apparel Group, Precept Golf, Greg Norman and the Ben Hogan® Company.

Michael D. Doris has served as our Western Regional Sales Manager since February 2006. Prior to joining the Company, Mr. Doris was the western regional sales manager for Cutter & Buck, Inc. from 2002 to 2005 and a sales representative for Cutter & Buck, Inc. from 1997 to 2002. Mr. Doris served as head golf professional and manager of various golf courses from 1994 to 1997. From 1986 to 1994, Mr. Doris served as a sales representative for such companies as The Ben Hogan® Company and Slazenger Golf USA.

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

James R. TenBrook has been a Director since March 2004. Mr. TenBrook has served as the Chairman of the Audit Committee since March 2004 and also serves on the Nominating Committee. Mr. TenBrook is the president and a shareholder of Karsh Consulting, P.C. of Denver, Colorado, has been a certified public accountant since 1973, received his personal financial specialist certification in 1994 and is a certified valuation analyst. Mr. TenBrook’s practice consists primarily of litigation support, tax and estate planning. Mr. TenBrook is a member of the Colorado Society of Certified Public Accountants (“CSCPA”), served on the CSCPA’s board of directors from 1996-1999 and served on the CSCPA Personal Financial Planning Committee from 1991-1994 (serving as Chairman of the Committee in 1993 and 1994). Mr. TenBrook is also a member of the American Institute of Certified Public Accountants. We believe that Mr. TenBrook meets the definition of independence under both SEC and NASD Rules.

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

Audit Committee

The major functions of the Audit Committee are to review and approve the scope of audit procedures employed, to review and approve the audit reports rendered by our independent auditors and to approve the audit fee charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. James R. TenBrook has served as the Chairman of the Audit Committee since March 2004. The Audit Committee held four formal meetings during fiscal 2006. Each of the members of the Audit Committee attended all of the meetings held during fiscal 2006.

Since March 2004, when James R. TenBrook was elected as Director and appointed to the Audit Committee as its Chairman, the Board has determined that Mr. TenBrook meets the definition of an audit committee financial expert, as defined by SEC regulations. In addition, the board has determined that Mr. TenBrook also meets the requirements for independence under SEC rules and the applicable NASD Rules.

Compensation Committee

The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer our Stock Option Plan. See “Compensation Committee Report” included in Item 11 below. The Compensation Committee held one meeting in fiscal 2006, which all of its members attended.

Nominating Committee

In 2004, the Board of Directors voted to form a Nominating Committee, to be comprised of Messrs. Norick, TenBrook, Stevenson and Everest. The Nominating Committee recommends to the Board the persons to be nominated for election as Directors at any meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board. The Board has determined that each of the members of the Nominating Committee is “independent,” as that term is defined by applicable NASD Rules. All of the members of the Nominating Committee met once during fiscal 2006.

Since forming the Nominating Committee, adopting a formal charter, and adopting nomination procedures, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Attendance

In fiscal 2006, the Board of Directors held 16 formal meetings. Each of the Directors attended all Board meetings held during fiscal 2006, except that James H. Everest was not present at two meetings and Ronald J. Norick was not present at one meeting.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the annual and long-term compensation for services in all capacities to Sport-Haley, Inc. for the three fiscal years ended June 30, 2006, of Donald W. Jewell, Interim Chief Executive Officer, President and Senior Vice President, Patrick W. Hurley, Chief Financial Officer, Secretary and Treasurer and Catherine B. Blair, Vice President – Merchandising/Design, the only executive officers whose total annual salary and bonus exceeded $100,000 during the year ended June 30, 2006, and Robert G. Tomlinson (deceased), Kevin M. Tomlinson, Robert W. Haley and Mark Maley (the “Named Officers”).

						Long Term Compensation Awards
	Fiscal	Annual Compensation				Securities underlying	All Other
Name and Principal Position	Year	Salary		Bonus		Options/SARs(#)	Compensation
Donald W. Jewell (1)	2006	$200,000		$64,000	(2)	$0	$2,700	(3)
Chief Executive Officer	2005	198,100		0		0	2,600	(3)
and President	2004	144,000		0		0	2,000	(3)

Patrick W. Hurley	2006	110,000		12,000	(4)	0	1,500	(3)
Chief Financial Officer,	2005	100,500		0		0	1,400	(3)
Secretary and Treasurer

Catherine B. Blair,	2006	110,600		3,000	(4)	0	1,500	(3)
Vice President –	2005	106,400		0		0	1,500	(3)
Merchandising/Design	2004	99,900		0		0	1,400	(3)

Robert G. Tomlinson	2006	0		0		0	0
(deceased) (5)	2005	59,500	(6)	0		0	400	(3)
	2004	170,000		0		0	0

Kevin M. Tomlinson (7)	2006	0		0		0	2,600	(3)
	2005	174,000	(8)	0		0	2,000	(3)
	2004	160,000		0		0	2,000	(3)

Robert W. Haley (9)	2006	0		0		0	0
	2005	0		0		0	2,000	(3)
	2004	112,000		0		0	2,000	(3)

Mark Maley (10)	2006	98,400		0		0	1,500	(3)
	2005	138,200		0		0	1,800	(3)
	2004	118,500		0		0	900	(3)

(1)               Mr. Jewell has served as our Senior Vice President since February 2001, our Interim Chief Executive Officer since November 2004 and our President since April 2005. In September 2006, we appointed Mr. Jewell as our permanent Chief Executive Officer and President, and he will no longer serve as our Senior Vice President.

(2)               Comprised of cash bonus of $50,000 paid in October 2005 plus transfer of title to a Company vehicle with an estimated fair value of $14,000, effective September 30, 2005.

(3)               Comprised of contributions by the Company to the Named Officer’s 401(k) account plus term life insurance premiums paid by the Company.

(4)               Comprised of cash bonus paid in October 2005.

(5)               Robert G. Tomlinson, Chairman, died on September 8, 2004. His 2005 annual salary and all other compensation amounts include such amounts paid to him until the date of his death and do not include the $650,000 in severance and other compensation paid to his estate in October 2004, per the terms of a settlement agreement.

(6)               Includes net taxable fringe benefits of $3,900 for country club dues.

(7)               In October 2004, the Board elected not to renew the executive employment agreement between Sport-Haley, Inc. and Kevin M. Tomlinson upon its expiration in March 2005. Mr. Tomlinson stepped down from his duties as our Chief Executive Officer and President in October 2004. His annual salary and all other compensation amounts for 2005 include such amounts paid to him until the termination of the executive employment agreement in March 2005 and do not include payments for severance and other compensation that he began receiving in April 2005, per the terms of an executive employment agreement. We paid Mr. Tomlinson $76,000 in severance and other compensation in fiscal 2005. We paid Mr. Tomlinson $164,000 and $76,000 in severance and other compensation in fiscal 2006 and 2005, respectively.

(8)               Includes net taxable fringe benefits of $31,900 for country club dues, clothing allowance and personal use of a company vehicle.

(9)               Robert W. Haley resigned as our President, effective March 31, 2004. His 2005 and 2004 annual salary and all other compensation amounts do not include the bi-weekly payments for severance and other compensation that Mr. Haley began receiving in April 2004. We paid Mr. Haley $114,000 and $38,000 in severance and other compensation in fiscal 2005 and 2004, respectively.

(10)         Mark Maley resigned as our Vice President – Sales in December 2005. Subsequent to his resignation, Mr. Maley did not receive any severance compensation, except that he continued to receive override commission payments through May 2006 on sales for which the customer order was placed prior to his resignation.

Fiscal Year-End Options/Option Values Table.

			Number of Securities		Value of Unexercised In-
	Shares		Underlying Unexercised Options/		the-Money(1) Options/SARs
	Acquired	Value	SARs at Fiscal Year-End		at Fiscal Year-End(2)
Name on Exercise	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald W. Jewell	-0-	-0-	50,000	-0-	$75,000	$-0-
Patrick W. Hurley	-0-	-0-	50,000	-0-	81,000	-0-
Catherine B. Blair	-0-	-0-	50,000	-0-	78,000	-0-

(1)          Options are “in the money” if the fair market value of the underlying securities exceeds the exercise or base price of the option.

(2)          The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. On June 30, 2006, the last trading date for the end of the 2006 fiscal year, the closing bid price for the common stock was $4.80.

Employment Agreements

We entered into an employment agreement with Mr. Donald W. Jewell, effective February 1, 2001, to serve as our Senior Vice President. In January 2005, Mr. Jewell and the Company entered into an agreement, effective November 1, 2005, whereby Mr. Jewell agreed, in addition to his duties, responsibilities and benefits under his existing employment agreement, to serve as our Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions, for a salary of $50,000 per year in addition to the salary he was entitled to receive for serving as our Senior Vice President. In April 2005, Mr. Jewell was appointed to serve as our President. The agreement, as amended, requires that Mr. Jewell devote his full business time as our Interim Chief Executive Officer, President and Senior Vice President, at an annual salary of $200,000, and such bonuses as awarded by the Board of Directors, and extends for a two-year term, subject to automatic one-year extensions at the end of each year. In September 2006, Mr. Jewell agreed to serve as our Chief Executive Officer and President on a permanent basis for a salary of $325,000, retroactive to July 1, 2006, and he will no longer serve as our Senior Vice President. Until such time as a new employment agreement is prepared, the terms of the February 2001 agreement, as amended, will generally remain in effect. If we elect to terminate the agreement for other than “cause” (as defined in the agreement), or if Mr. Jewell were to terminate the agreement for cause, Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Jewell is eligible to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Jewell terminate the agreement within sixty days of the change of control, then Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition provision for twelve months following termination, provided Mr. Jewell could be released from the non-competition clause if he were terminated without cause and if he had elected to forego any severance pay. If Mr. Jewell becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Effective December 1, 2000, the Company entered into an employment agreement with Patrick W. Hurley.  The agreement, as amended, requires that Mr. Hurley devote his full business time as our Chief Financial Officer, Secretary, Treasurer and Controller, at an annual salary of $125,000, and such bonuses as awarded by the Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If we elect to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Hurley terminates the agreement with or without cause, he is entitled to receive severance compensation equal to six months’ salary, plus 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Hurley is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Hurley terminate the agreement within sixty days of the change of control, then Mr. Hurley is entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Mr. Hurley would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. If Mr. Hurley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Effective June 1, 2005, we agreed to amend the employment agreement with Catherine B. Blair that was originally effective July 1, 1997.  The amended agreement requires that Ms. Blair devote her full business time as our Vice President of Merchandising/Design, at an annual salary of $130,000, and such bonuses as awarded by the Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If we elect to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, she is entitled to receive severance compensation equal to fifteen months’ salary, plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change of control, then Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Ms. Blair would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination. If we were to terminate the agreement with cause, no unexercised options would be exercisable. The agreement contains a non-competition provision for twelve months following termination, provided Ms. Blair could be released from the non-competition clause if she were terminated without cause and if she had elected to forego any severance pay. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability.

Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert G. Tomlinson. Mr. Tomlinson died on September 8, 2004. Mr. Tomlinson’s employment agreement required that he devote his full business time as Chairman of the Board at an annual salary of $230,000, as amended, be provided an automobile and such bonuses as awarded by the Board of Directors. The employment agreement extended for a three-year period, subject to automatic one-year extensions at the end of each year. Because the agreement terminated upon Mr. Tomlinson’s death, Mr. Tomlinson’s estate was entitled to the same severance compensation as would have been applicable as if Mr. Tomlinson had terminated the agreement with “cause”  (as defined in the agreement), or if we had terminated the agreement for other than cause, or if there were a change in control of Sport-Haley, Inc. The employment agreement entitled Mr. Tomlinson’s estate to receive, as a death benefit, severance compensation in an amount equal to three times his annual salary and bonus payments during the preceding 12 months. During the time his estate received such severance compensation, Mr. Tomlinson’s estate was entitled to participate in all employee benefit plans, at our expense. Provisions included in the employment agreement entitled Mr. Tomlinson’s estate to receive such amount in a lump sum. Mr. Tomlinson agreed to a voluntary salary reduction in fiscal 1999. From then until his death, Mr. Tomlinson received an annual salary of $170,000 per year instead of the $230,000 annual salary, which he was entitled to receive per the amended employment agreement. Subsequent to his death, a dispute with Mr. Tomlinson’s estate ensued concerning the amount of severance compensation to be paid as a death benefit and other compensation matters relating to the employment agreement. Mr. Tomlinson’s estate demanded a higher severance amount and other compensation which it claimed was also due under the agreement. The Board of Directors negotiated an agreement in compromise with Mr. Tomlinson’s estate regarding the death benefit amount and the other disputed compensation. In accordance with the terms of the settlement agreement, we paid a lump sum amount of $650,000 to Mr. Tomlinson’s estate in October 2004. Because the agreement was terminated for reasons other than with cause, all of the 125,000 options previously granted to Mr. Tomlinson became fully vested on the date of Mr. Tomlinson’s death. In August 2005, the estate of Mr. Tomlinson exercised and subsequently sold 100,000 of the options, and the remaining 25,000 options expired thereafter.

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

Effective January 1, 1997, Sport-Haley entered into an employment agreement with Mr. Robert W. Haley. In January 2004, Mr. Haley agreed to the termination of his employment effective March 31, 2004. The agreement required that he devote his full business time as our President or Senior Executive Officer at an annual salary of $160,000 and such bonuses as awarded by the Board of Directors. Mr. Haley agreed to a voluntary salary reduction in fiscal 1999. Since that time, Mr. Haley received an annual salary of $150,000 instead of the $160,000 annual salary, which he had been entitled to receive per the employment agreement. The employment agreement term extended through December 31, 1998, and was subsequently automatically renewed for additional one-year terms. Because the agreement was terminated for other than “cause” (as defined in the agreement), Mr. Haley was entitled to receive bi-weekly severance compensation payments for one year from the date of termination totaling $150,000, his annual salary and bonus payments during the preceding 12 months. The agreement contained a non-competition provision for one year following termination, provided Mr. Haley could be released from the non-compete agreement since he was terminated without cause, if he had elected to forego any severance pay. Mr. Haley received the bi-weekly severance compensation payments through March 31, 2005. Since Mr. Haley was terminated without cause, all of the 75,000 outstanding stock options previously granted to him became fully vested on the effective date of his termination. Mr. Haley exercised all 75,000 of the options in June 2004.

Effective January 1, 2005, we entered into an amended employment agreement with Mark Maley, the original agreement for which was effective January 1, 2004. Mr. Maley resigned in December 2005. The agreement required Mr. Maley to devote his full business time as our Vice President – Sales, at an annual salary of $135,000, and such bonuses as might have been awarded by the Board of Directors, and extended for a one-year term, and then would have been subject to automatic one year extensions at the end of each year. The amended agreement also entitled Mr. Maley to receive a 0.2% override on our gross annualized sales, less discounted sales of more than 50% from original suggested wholesale prices, returns and credits. If we had elected to terminate the agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Maley had terminated the agreement with cause, he would have been entitled to severance payments equal to fifteen months salary, plus 50% of the last annual bonus paid to him. In the event of a non-negotiated change of control of Sport-Haley, Inc., and if either we or Mr. Maley had terminated the agreement within sixty days of the change of control, then Mr. Maley would have been entitled to severance compensation equal to three times his annual salary and bonus payment during the preceding twelve months. The agreement contained a non-competition provision for twelve months following termination, provided Mr. Maley could be released from the non-compete clause if he had been terminated without cause and if he had elected to forego any severance pay. If Mr. Maley had become disabled during the term of the agreement, his full salary would have continued for one year from the date of disability. Subsequent to his resignation, Mr. Maley did not receive any severance compensation, except that he continued to receive override commission payments through May 2006 on sales for which the customer order was placed prior to his resignation.

Director Fees

No employee receives any additional compensation for his services as a Director. For fiscal 2006, each non-employee member of the Board of Directors received $10,000 per year. The Chairman of the Board received an additional $50,000, the Audit Committee Chairman received an additional $10,000, and the Compensation Committee Chairman received an additional $2,500. Director compensation is paid quarterly.

Stock Option Plan

We adopted a stock option plan in 1993 (as amended, the “Option Plan”). The Option Plan provided for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights (“SARs”), up to a maximum number of 2,150,000 shares. Non-qualified options could be granted to employees, directors and consultants of Sport-Haley, Inc., while incentive options could only be granted to employees. No options could be granted under the Option Plan subsequent to February 28, 2003, when the Option Plan expired by its terms.  Options granted pursuant to the Option Plan prior to its expiration on February 28, 2003, remain exercisable according to the terms of their issuance.

The Option Plan is administered by the Compensation Committee of our Board of Directors, which determined the terms and conditions of the options and SARs granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

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

The Option Plan provided that, in the event we enter into an agreement providing for the merger of Sport-Haley, Inc. into another corporation or the sale of substantially all of the assets of Sport-Haley, Inc., any outstanding unexercised option would become exercisable at any time prior to the effective date of such agreement. Upon the consummation of a merger or sale of assets, such options would terminate unless they were assumed or another option was substituted therefor by the successor corporation. As of June 30, 2006, all outstanding options granted previously under the Option Plan were fully vested.

As of June 30, 2006, a total of 678,500 non-qualified options were outstanding, with exercise prices ranging from $2.71 to $9.78 per share and a weighted average exercise price per share of $3.88.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of common stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and Sport-Haley, Inc. Specific due dates for these reports have been established and we are required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2006. Based solely on our review of the reports furnished to us and written representations that no other reports were required during fiscal 2006, we believe that our officers, directors and beneficial owners of more than ten percent of our common stock complied with all Section 16(a) filing requirements.

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

This Compensation Committee Report discusses our executive compensation policies and the basis for the compensation paid to our executive officers, including our Chief Executive Officer, during fiscal 2006.

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

Base Salary.  For fiscal 2006, the Compensation Committee reviewed the base salaries of our executive officers under their respective employment agreements. Annual adjustments to base salaries, if any, were determined based upon a number of factors, including our performance (to the extent such performance can fairly be attributed or related to each executive officer’s performance), as well as the value of each executive officer’s responsibilities, capabilities and contributions and internal compensation equity considerations. In addition, for fiscal 2006, the Compensation Committee reviewed the base salaries of our executive officers in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for our executive officers have been reasonable in relation to our size and performance in comparison with the compensation paid by similarly sized companies or companies within the golf apparel industry. The Compensation Committee did not increase the base pay of any of our executive officers in fiscal 2006.

Incentive Cash Bonus Compensation. The Compensation Committee feels that a relatively lower level of base salary and relatively higher level of incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of our shareholders. The Compensation Committee also believes that its policy regarding incentive compensation is similar to policies of other companies of comparable size within the golf apparel industry. The decision of whether to award incentive cash bonus compensation is based on a combination of the achievement of business targets and objectives and certain other financial measures which the Compensation Committee feels will dictate, in large part, our future operating results, and on an officer’s responsibilities, capabilities and contributions. The Compensation Committee has not prepared a formal written bonus incentive plan for executive officers, although the executive officers’ employment agreements generally provide that executives are eligible for discretionary bonuses of up to specified percentages of their base salaries. The Compensation Committee awarded the following bonuses to our executives in fiscal 2006 in recognition of their exemplary service: Donald W. Jewell - $50,000 cash bonus paid in October 2005 and transfer of the title to a Company vehicle with an estimated value of $14,000, effective as of September 30, 2005; Patrick W. Hurley - $12,000 cash bonus paid in October 2005; and, Catherine B. Blair - $3,000 cash bonus paid in October 2005. The Compensation Committee also awarded the following bonuses to key employees in fiscal 2006: George E. (“Tom”) Tomlinson - $10,000 cash bonus paid in October 2005.

Long-Term Incentive (Option) Compensation.  The Compensation Committee also has authority to select the executive officers and employees who will be granted options and other awards and to determine the timing, pricing and amount of any such options or awards. As stated above, the Compensation Committee believes that incentive compensation, in the form of bonuses and grants of options, most effectively aligns the interests of management with the interests of our shareholders. Our stock option plan expired by its terms in February 2003. Accordingly, the Compensation Committee did not approve the grant of any options to executives or directors in fiscal 2006.

Other Benefits. Executive officers are eligible for various benefits, including health insurance plans generally available to all full-time employees. In addition, executive officers are eligible to participate in the 401(k) Plan, also generally available to all employees, whereby the officers may elect to defer part or all of their base and incentive cash compensation. We do not maintain any other plans or arrangements for the benefit of our executive officers except to provide life insurance policies for the benefit of certain executive officers’ named beneficiaries. The Compensation Committee believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the golf apparel industry.

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

CEO Compensation. Donald W. Jewell has served as our Interim Chief Executive Officer since November 2004. Mr. Jewell entered into an employment agreement, effective November 1, 2004, to serve as Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions until a successor Chief Executive Officer is appointed. In reviewing the Chief Executive Officer’s compensation package, the Committee pursues the same objectives that apply for other executive officers. The Committee’s overall goal is to set the Chief Executive Officer’s salary at a base comparable to those of persons employed in similar capacities with competitors that are similar in industry size and performance. However, the actual level approved by the Committee may be higher or lower based upon the Committee’s subjective evaluation of our annual and long-term performance, the individual performance of the Chief Executive Officer, particularly with respect to leadership and strategic vision, and cash resources and needs.

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

Set forth below is a line graph prepared by Zacks Investment Research comparing the yearly percentage change in our cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley, Inc. common stock with the cumulative total return of (i) the NASDAQ US Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from 2300 through 2341, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 2001 through June 30, 2006 (the “Measurement Period”). The graph assumes that $100 is invested on July 1, 2001, in each: our common stock; our publicly traded peers; and, the NASDAQ US Market Index. The graph also assumes that all dividends were reinvested (In May 2006, we paid a $0.25 per share dividend to our beneficial shareholders. No other dividends were paid by Sport-Haley, Inc. during the Measurement Period). Our shareholder return is calculated by dividing the difference between our share price at July 1, 2001, and each June 30 of the Measurement Period by the share price at the beginning of the Measurement Period.

	Fiscal Year Ended June 30,
	2001	2002	2003	2004	2005	2006

Sport-Haley, Inc.	100.00	124.00	136.34	166.69	98.99	159.99
Industry Peer Group Index	100.00	96.63	88.63	115.30	126.20	138.53
NASDAQ Market Index	100.00	67.73	75.11	94.79	92.10	98.06

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 11, 2006, by: (i) each person known by Sport-Haley, Inc. to own beneficially more than 5% of the outstanding common stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Securities and Exchange Commission under §13(d) or §13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 11, 2006
Name and Address (1)	Number of Shares (2)	Percent of Class (3)
Donald W. Jewell (4)	50,000	1.77%
Patrick W. Hurley (4)	50,000	1.77
Catherine B. Blair (4)	50,000	1.77
Ronald J. Norick (5)	285,617	9.70
James R. TenBrook	-0-		*
Mark J. Stevenson (4)	100,000	3.48
James H. Everest (6)	265,000	8.90
Robert W. Haley	61,500	2.71

Daniel Zeff, Zeff Holding Co., LLC, Zeff Capital Partners ILP and Spectrum Galaxy Fund Ltd. (7) 50 California Street, Suite 1500 San Francisco, CA 94111	229,026	8.27
Hillson Partners Limited Partnership (8) 6900 Wisconsin Avenue, Suite 501 Bethesda, MD 20815	218,293	7.88
Dimensional Fund Advisors Inc. (9) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	206,600	7.46
Fondren Management LP (10) 1177 West Loop South, Suite 1625 Houston, TX 77027	159,492	5.76
Tilson Growth Fund, LP, Tilson Capital Partners, LLC and Whitney Tilson (11) 175 East 62nd Street, #11A, New York, NY 10021	142,700	5.15
Michael Cook Asset Management, Inc. (12) d/b/a Cook Mayer Taylor 5170 Sanderlin Avenue, Suite 200 Memphis, TN 38117	109,687	3.96
All directors and officers as a group (Eight persons in total) (13)	812,117	24.46

*	The percentage beneficially owned does not exceed one percent of the total outstanding shares.
(1)	Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2)	Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 11, 2006.
(3)	All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 11, 2006.
(4)	Consists solely of shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(5)

Includes 175,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(6)

Includes 175,000 shares subject to currently exercisable options or within 60 days after the date hereof and includes 50,000 shares owned by a trust for which Mr. Everest acts as trustee, for which he disclaims beneficial ownership.

(7)

Daniel Zeff is the sole manager and member of Zeff Holding Company, LLC, which serves as the general partner of Zeff Capital Partners ILP. Mr. Zeff provides discretionary investment management services to Zeff Capital Offshore Fund, a class of shares of Spectrum Galaxy Fund Ltd., a company incorporated in the British Virgin Islands. Mr. Zeff and Zeff Holding Company, LLC each disclaims, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of such securities reported, except to the extent of his/its indirect pecuniary interest therein. Each of Zeff Holding Company, LLC and Zeff Capital Partners ILP disclaims beneficial ownership over all shares held by Spectrum Galaxy Fund Ltd.

(8)	Hillson Partners Limited Partnership has sole voting power and sole dispositive power over 218,293 shares.
(9)

Dimensional Fund Advisors, Inc. is an investment advisor company which beneficially owns 206,600 shares, which are owned of record by its advisory clients. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(10)

Fondren Management LP has sole voting power and sole dispositive power over 159,492 shares. Such shares were purchased by Fondren Management LP for the account of Fondren Partners LP, a Texas limited partnership and Fondren Partners Offshore Ltd., a Cayman Islands exempted limited company, of which Fondren Management LP is the investment manager.

(11)

Tilson Growth Fund, LP, a Delaware limited partnership, Tilson Capital Partners, LLC, a Delaware limited liability company and Whitney Tilson have shared voting and dispositive power over 142,700 shares.

(12)	Michael Cook Asset Management, Inc. has sole voting power and sole dispositive power over 109,687 shares.

(13)

Includes 600,000 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after September 11, 2006. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

Equity Compensation Plan Information

The only equity compensation plan maintained by Sport-Haley, Inc. is our Amended and Restated 1993 Stock Option Plan (the “Option Plan”). The Option Plan was approved by our shareholders in 1993 and was amended in 1997. The Option Plan expired by its own terms on February 28, 2003. The following table contains information regarding the equity compensation plan as of June 30, 2006.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	678,500	(1)	$3.88	(2)	—	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	678,500		$3.88		—

(1)           The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley, Inc. common stock granted pursuant to the Option Plan to employees, officers, directors, consultants, independent sales representatives and golf tour professionals. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options were vested as of June 30, 2006.

(2)           The outstanding options issued under the Option Plan range in exercise price from $2.71 to $9.78 per share.

(3)           The Option Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley, Inc. common stock may be granted under the Plan after that date.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We adopted a policy pursuant to which material transactions between Sport-Haley, Inc. and our executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of Sport-Haley, Inc.), and any immediate family member of the foregoing, shall be submitted to the Audit Committee for approval. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount that exceeds $60,000. No such transactions occurred in fiscal 2006.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)         Audit Fees. The aggregate fees billed by Hein & Associates LLP, our independent auditors, during fiscal years 2006 and 2005 for the audits of our annual financial statements, the reviews of our quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled $119,000 and $73,000, respectively.

(2)         Audit-related Fees. The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $8,000 and $5,000 for fiscal years 2006 and 2005, respectively.

(3)         Tax Fees. The aggregate fees billed by Hein & Associates LLP in fiscal years 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning totaled $7,000 and $5,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns, advice with regard to federal and state income tax audits and income tax planning.

(4)         All Other Fees. The aggregate fees billed by Hein & Associates LLP in fiscal years 2006 and 2005, other than for the services reported in “Audit Fees,” “Audit Related Fees” or “Tax Fees” described above, totaled $0 and $0, respectively.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits, Financial Statements and Financial Statement Schedules

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

(1)   Financial Statements

(2)   Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(3)   Exhibits

Exhibit No.		Document
*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley, Inc. as filed on March 7, 1994 with the Secretary of State of the State of Colorado.

–	3.2.3	Amended and Restated By-laws of Sport-Haley, Inc. as adopted January 10, 1996.

x*	3.2.4	Amendment to Amended and Restated By-laws of Sport-Haley, Inc. adopted March 15, 2002.

%	3.2.5	Amendment to Amended and Restated Bylaws of Sport-Haley, Inc. effective October 1, 2004.

*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley, Inc.

#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.

x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley, Inc.

III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley, Inc.

xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley, Inc.

**	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley, Inc.

x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley, Inc.

##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley, Inc.

&	10.2.7.1	Letter agreement effective November 1, 2004, amending Employment Agreement of Donald W. Jewell and Sport-Haley, Inc.

##	10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.

&	10.2.8.1	Amendment to Employment Agreement, effective December 1, 2004, by and between Patrick W. Hurley and Sport-Haley, Inc.

@	10.2.9	Employment Agreement, dated January 1, 2004, by and between Mark Maley and Sport-Haley.

&	10.2.9.1	Amendment to Employment Agreement, effective January 1, 2005, by and between Mark Maley and Sport-Haley, Inc.

&	10.2.10	Employment Agreement, effective December 20, 2004, by and between George E. Tomlinson and Sport-Haley, Inc.

&	10.2.11	Employment Agreement, effective December 20, 2004, by and between Barry L. Hyman and Sport-Haley, Inc.

+*	10.2.12	Employment agreement, effective February 7, 2006, by and between Michael D. Doris and Sport-Haley, Inc.

x	10.2.13	Form of standard Endorsement Agreement by and between various golf professionals

		and Sport-Haley.

II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association and Sport-Haley, Inc.

##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]

x*	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.

+++	10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]

++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.

x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

***	10.4.3	Third Amendment to Lease Agreement, dated July 11, 2006, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

*/	10.5	Form of Independent Sales Representative Agreement.

+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.

***	10.8	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our script SPORT HALEY logo.

***	10.9	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our script SPORT HALEY logo superimposed over “SH” in block letters.

***	10.10	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our SPORT HALEY logo in block letters.

*+	10.11	Operating Agreement for Reserve Apparel Group LLC.

~	10.12	Agreement to Purchase Limited Liability Company Membership Interest, Settlement and Mutual Releases, dated September 21, 2006.

*#	14.1	Code of Ethics for Senior Financial Officers.

&	14.2	Code of Conduct and Ethics for Directors, Officers and Employees.

***	31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	32.1	Certification of Donald W. Jewell and Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*/	Incorporated by reference from Sport-Haley, Inc.’s Registration Statement on Form SB-2 (File No. 33-74876-D)
+	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed October 6, 1995 (File No. 33-74876-D)
++	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed September 14, 1994 (File No. 33-74876-D)
–	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSBA/1 filed February 2, 1996 (File No. 33-74876-D)
#	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSB filed on May 12, 1997 (File No. 33-74876-D)
x	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed on September 29,1997 (File No. 33-74876-D)
II	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on February 16, 1999(File No. 333-18831)
III	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on November 3, 2000 (File No. 03374876-D)
##	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 9, 2001 (File No. 033-74876-D)
xx	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)
x*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on September 27, 2002 (File No. 033-74876-D)
+++	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on June 13, 2003 (File No. 033-74876-D)
*#	Incorporated by reference from Sport-Haley, Inc.’s Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)
@	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 24, 2004 (File No. 033-74876-D)
%	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2004 (File No. 033-74876-D)
&	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q fled on February 22, 2005 (File No. 033-74876-D)
**	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2005 (File No. 33-74876-D)
*+	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on November 8, 2005 (File No. 33-74876-D)
+*	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 22, 2006 (File No. 0-51715)
~	Incorporated by reference from Sport-Haley Inc.’s, Form 8-K filed on September 26, 2006 (File No. 0-51715)
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.

October 13, 2006	By:	/s/PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Chief Executive Officer	October 13, 2006
Donald W. Jewell	and President

/s/ PATRICK W. HURLEY	Chief Financial Officer,	October 13, 2006
Patrick W. Hurley	Secretary and Treasurer

/s/ RONALD J. NORICK	Director	October 13, 2006
Ronald J. Norick	and Chairman of the Board

/s/ JAMES R. TENBROOK	Director	October 13, 2006
James R. TenBrook	and Audit Committee Chairman

/s/ MARK J. STEVENSON	Director	October 13, 2006
Mark J. Stevenson	and Compensation Committee Chairman

/s/ JAMES H. EVEREST	Director	October 13, 2006
James H. Everest

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sport-Haley, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport-Haley, Inc. as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

HEIN & ASSOCIATES LLP
Denver, Colorado

September 11, 2006

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,492,000	$7,721,000
Accounts receivable, net of allowances of $446,000 and $691,000, respectively	3,950,000	4,495,000
Inventories	4,775,000	4,153,000
Prepaid expenses and other	194,000	196,000
Total current assets	17,411,000	16,565,000

PROPERTY AND EQUIPMENT, net	613,000	922,000

OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$18,027,000	$17,490,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,836,000	$582,000
Accrued royalties payable	386,000	294,000
Accrued commissions payable	211,000	249,000
Accrued payroll	386,000	533,000
Other	137,000	93,000
Total current liabilities	2,956,000	1,751,000

LONG-TERM LIABILITIES:
Loan payable to affiliate	34,000	—
Total long-term liabilities	34,000	—

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

TOTAL LIABILITIES	2,990,000	1,751,000

MINORITY INTEREST	22,000	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 and 2,645,252 shares issued and outstanding, respectively	10,813,000	10,460,000
Additional paid-in capital	1,621,000	1,590,000
Retained earnings	2,581,000	3,689,000
Total shareholders’ equity	15,015,000	15,739,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,027,000	$17,490,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JUNE 30,
	2006	2005	2004

NET SALES	$20,962,000	$22,041,000	$20,800,000

COST OF GOODS SOLD
Cost of goods sold	13,642,000	14,286,000	12,912,000
Impairments	408,000	1,403,000	707,000

Total cost of goods sold	14,050,000	15,689,000	13,619,000

GROSS PROFIT	6,912,000	6,352,000	7,181,000

OTHER OPERATING COSTS:
Selling, general and administrative expenses	7,090,000	9,036,000	8,205,000
Royalty expense	927,000	797,000	532,000
Total other operating costs	8,017,000	9,833,000	8,737,000

LOSS FROM OPERATIONS	(1,105,000)	(3,481,000)	(1,556,000)

OTHER INCOME AND (EXPENSE):
Interest income, net	271,000	107,000	66,000
Other income	182,000	123,000	54,000
Other expense	(15,000)	(22,000)	(4,000)
Total other income	438,000	208,000	116,000

LOSS FROM OPERATIONS BEFORE MINORITY INTEREST IN SUBSIDIARY LOSS AND PROVISION FOR INCOME TAXES	(667,000)	(3,273,000)	(1,440,000)

Minority Interest in Subsidiary Loss	259,000	—	—

Provision for income taxes	(7,000)	(8,000)	(746,000)

NET LOSS	$(415,000)	$(3,281,000)	$(2,186,000)

NET LOSS PER SHARE:
Basic and diluted	$(0.15)	$(1.29)	$(0.89)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,749,000	2,548,000	2,448,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY

BALANCES, July 1, 2003	2,444,585	$9,868,000	$1,403,000	$9,156,000	$20,427,000

Stock options exercised	80,667	258,000	—	—	258,000
Stock-based compensation	—	—	124,000	—	124,000
Net loss	—	—	—	(2,186,000)	(2,186,000)

BALANCES, June 30, 2004	2,525,252	10,126,000	1,527,000	6,970,000	18,623,000

Stock options exercised	120,000	334,000	—	—	334,000
Stock-based compensation	—	—	63,000	—	63,000
Net loss	—	—	—	(3,281,000)	(3,281,000)

BALANCES, June 30, 2005	2,645,252	10,460,000	1,590,000	3,689,000	15,739,000

Stock options exercised	125,000	353,000	—	—	353,000
Stock-based compensation	—	—	31,000	—	31,000
Cash dividend paid on common shares	—	—	—	(693,000)	(693,000)
Net loss	—	—	—	(415,000)	(415,000)

BALANCES, June 30, 2006	2,770,252	$10,813,000	$1,621,000	$2,581,000	$15,015,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(415,000)	$(3,281,000)	$(2,186,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	324,000	352,000	327,000
Impairments and write-downs	408,000	1,403,000	707,000
Deferred taxes	—	—	746,000
Provisions for doubtful accounts and sales returns	(71,000)	(205,000)	856,000
Stock-based compensation expense	31,000	63,000	124,000
Gain/loss on disposal of assets	12,000	22,000	4,000
Minority interest in subsidiary loss	56,000	—	—
Changes in assets and liabilities:
Accounts receivable	616,000	1,656,000	(1,846,000)
Inventory	(1,030,000)	3,252,000	(1,687,000)
Prepaid expenses	2,000	272,000	32,000
Other assets	—	(3,000)	—
Accounts payable	1,255,000	(799,000)	792,000
Accrued commissions and other expenses	(49,000)	402,000	238,000
Net cash provided by (used in) operating activities	1,139,000	3,134,000	(1,893,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(44,000)	(176,000)	(427,000)
Maturities (purchases) of marketable securities	—	539,000	1,642,000
Proceeds from the disposal of fixed assets	16,000	—	6,000
Net cash provided by (used in) investing activities	(28,000)	363,000	1,221,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid on common shares	(693,000)	—	—
Stock option exercises	353,000	334,000	258,000
Net cash provided by (used in) financing activities	(340,000)	334,000	258,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	771,000	3,831,000	(414,000)

CASH AND CASH EQUIVALENTS, Beginning of year	7,721,000	3,890,000	4,304,000

CASH AND CASH EQUIVALENTS, End of year	$8,492,000	$7,721,000	$3,890,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	$—	$—	$—
Income taxes	$7,000	$8,000	$—

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations – Sport-Haley, Inc. (“Sport Haley”), organized as a Colorado corporation in January 1991, designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets.

Reserve Apparel Group LLC (“Reserve Apparel”), formed in November 2005, designs, purchases, contracts for the manufacture of, markets and distributes golf apparel and outerwear under the Top-Flite® label. In accordance with the LLC operating agreement, Sport Haley owns a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer”) owns a 49% interest. As of June 30, 2006, Sport Haley had contributed capital of $25,000 and advanced loans of $2,171,000 to Reserve Apparel, including accrued interest of $13,000, and Explorer had contributed capital of $25,000 and advanced loans of $290,000 to Reserve Apparel, including accrued interest of $3,000. In May and June 2006, a majority of the members of Reserve Apparel’s Management Committee approved the reclassifications to equity capital of certain amounts previously classified as member loans. The reclassifications increased the equity capital of Reserve Apparel and reduced amounts previously classified as member loans by $268,000 for Sport Haley and $256,000 for Explorer, respectively.

Principles of Consolidation – Included in the 2006 consolidated financial statements are the accounts of Sport Haley and Reserve Apparel (Sport Haley and Reserve Apparel collectively referred to as the “Company”, “we”, “us” or “our”). All significant inter-company transactions between Sport Haley and Reserve Apparel have been eliminated.

Reclassification – Certain prior amounts have been reclassified to conform to the year 2006 presentation, but such reclassifications had no affect on net loss.

Marketable Securities – Marketable securities generally consisted of United States government and mortgage-backed debt securities that matured within one year or less and were classified as held-to-maturity. Due to the short-term nature of the investments, there were no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximated their fair market values. No marketable securities were held, purchased or matured during 2006.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. In most cases, individual trade receivables apply to a specific identifiable sales invoice. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. From time to time, management also identifies delinquent customer accounts and other receivables for which a specific reserve is required. At June 30, 2006, our allowance for doubtful accounts included a specific reserve of $116,000 with respect to the potential non-recovery of the net amount due to Reserve Apparel from a former inventory supplier.

Inventories – Inventories are generally stated at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Since we implemented our operations software in January 2004, programming and human errors discovered within the system caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation. This weakness in our controls prevented us from relying upon the system-recorded transactions with respect to inventory valuations during 2005 and 2004. We used a standard cost method to value our finished goods inventories from the fiscal quarter ended March 31, 2004, through the fiscal quarter ended March 31, 2005. Had we been able to rely upon the system to properly compute the cost of our finished goods inventories using the weighted average method, we believe that the weighted average method would not have yielded a materially different computation of the value than the standard cost method that we applied.

Based upon extensive tests that we performed near the end of 2006, we believe that the material weakness has been eradicated. We believe that the computer software has now been properly programmed, and employees have been adequately trained to utilize the system procedures, to rely upon the software to accurately compute our finished goods inventory valuations using a weighted average cost assumption. We also believe that the system has been configured and that employees are sufficiently monitored to ensure that errors, sufficient to cause a material weakness with regard to the costing of our finished goods inventories, are unlikely to recur.

Inventories are written down to market value as adjustments to reserves for inventory obsolescence. Changes in the reserves for inventory obsolescence are reflected in total cost of goods sold during the periods in which the reserve is recorded and the obsolete inventory is sold, respectively. Write-downs as a result of inventory obsolescence totaled $408,000, $1,403,000 and $707,000 for 2006, 2005 and 2004, respectively.

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

Revenue Recognition – The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We generally record revenue upon shipment, primarily transported via common carrier with terms of FOB at the point of delivery to the carrier. Occasionally, we may implement limited consignment programs with certain of our customers. We generally recognize revenue on consignment sales at the time of collection from the customer. On a limited basis, we also offer certain customers the right of return for certain inventory, which we include as a component within our estimate of allowance for sales returns.

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

Cost of Goods Sold – Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead and other charges, custom embroidery costs and freight-out in our cost of goods sold. Amounts invoiced to our customers for custom embroidery as well as shipping and handling charges are included as components of our net sales. Our overhead allocation includes certain of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expense. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributes Top-Flite® apparel to the mass retail market at much lower price points and gross margins that those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® apparel brands. Other companies within the golf apparel industry may or may not operate within the premium and mid-price markets as well as the mass retail market. We include royalty payments, relating to sales of licensed apparel, in other operating costs.

Recoverable Defense Expenses – In March 2001, we retained legal counsel to possibly pursue claims against our former auditors in connection with damages we claimed were suffered as a result of the restatements of our financial statements for 1999 and 1998 and the corrections of material information for the quarterly periods of 2000, 1999 and 1998. Also, we were previously advised that the former auditors asserted certain claims against us, including allegations of unpaid fees. Neither Sport-Haley, Inc., nor the former auditors filed any legal action to assert any of these disputed claims. During a mediation session in November 2005, we reached an agreement in principle with the former auditors to settle all disputed claims between the parties and their affiliates. In February 2006, we entered into a written settlement agreement to resolve all pending claims between Sport-Haley, Inc., our former auditors and certain of our former auditors’ current and former members, which provided for payments to Sport-Haley, Inc. totaling $525,000. Among other terms of the settlement agreement, the parties agreed to mutual releases of all claims asserted against each other and each party has continued to deny the merits of those claims asserted against it by the other party. In accordance with a sharing agreement between Sport-Haley, Inc. and one of its insurance carriers for directors and officer liability insurance, we received 33% of the $525,000 in settlement proceedings, or $173,000, and the insurance carrier received the remainder to partially recover amounts the carrier had paid in connection with a previously settled class action securities lawsuit and defense costs the carrier had reimbursed to us relating to the civil action lawsuit filed against us by the Securities and Exchange Commission.

Our officer and director liability insurance covered some of the expenses incurred in connection with the restatements and subsequent legal proceedings. Amounts recovered from our insurance carriers were generally offset against other related legal expenses in the period within which they were recovered, or recoverability was reasonably assured, except that amounts recovered were included in other income to the extent that such recovery exceeded legal expenses for related matters incurred within the period for which the recovery was recorded. We recorded offsets to legal expenses totaling $10,000, $88,000 and $204,000 and recorded other income of $0, $109,000 and $0 with regard to reimbursements from our insurance carriers for 2006, 2005 and 2004, respectively. Other income for 2006 also includes $157,000 of the net amount recovered in the settlement we reached with our former auditors. We also offset 2006 legal expenses by $16,000, the remainder of the $173,000 settlement amount.

Advertising – We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. We had no capitalized direct response advertising for 2006, 2005 or 2004. We include the following in advertising expenses: costs of sales catalogs; tradeshow expenses; costs of apparel used in promotional activities; print ads in golf and other publications; co-operative advertising costs; market research expenditures; amounts paid to professional golfers; and, various other items. Advertising expense was $837,000, $946,000, and $902,000 for 2006, 2005, and 2004, respectively.

Deferred Taxes – Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We have established a valuation allowance to reduce our deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at June 30, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we have implemented several initiatives and continue to explore other various strategies to return the Company to profitability, including sales of Top-Flite® branded golf apparel to Wal-Mart in 2006, we cannot guarantee that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates. Income tax expense equals taxes payable for the period plus the net change during the period in deferred tax assets and liabilities.

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

Certain Risks and Concentrations – Our operations consist of designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. Our headquarters are located in Denver, Colorado, and our customers are located throughout the United States and abroad. As of June 30, 2006, 2005 and 2004, the majority of our receivables were from customers in the golfing industry. We perform on-going credit evaluations, and management believes that we maintain adequate allowance for potential credit losses.

Beginning in 2001, we significantly increased our reliance on foreign suppliers that provide finished and packaged apparel. The increased reliance heightened the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our increased reliance on foreign suppliers heightens the risk that we may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming. In 2006, 2005 and 2004, we purchased significant amounts of our finished apparel from various foreign suppliers. If we were to lose or terminate the services of any of these significant suppliers, our short-term ability to fulfill customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting the results of our operations. In 2006, we purchased 57%, 7%, 7%, 6% and 5% of our finished apparel from five foreign suppliers, respectively. Comparatively, in 2005, we purchased 40, 12%, 9%, 7%, 6% and 5% of our finished apparel from six foreign suppliers, respectively.

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

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in shareholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. We had no items of other comprehensive income for 2006, 2005, or 2004.

Net Income (Loss) Per Share – Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses reported in 2006, 2005 and 2004, all of our stock options outstanding were anti-dilutive, and thus excluded from the loss per share calculations.

Stock-Based Compensation – Our Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At June 30, 2006, there were outstanding options to purchase 678,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between July 2006 and January 2013. During the year ended June 30, 2006, 125,000 options were exercised and 35,000 options expired.

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

The Plan expired by its terms in February 2003. Accordingly, no options were granted in 2006, 2005 or 2004. The expected life was determined based on the Plan’s vesting period and exercise behavior of the employees.

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	2006	2005	2004

Net loss - as reported	$(415,000)	$(3,281,000)	$(2,186,000)
Effect of employee stock-based compensation included in reported net loss	31,000	63,000	124,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(423,000)	(422,000)
Net loss applicable to common stock - pro forma	$(415,000)	$(3,641,000)	$(2,484,000)

Basic and Diluted:
Loss per share – as reported	$(0.15)	$(1.29)	$(0.89)
Effect of employee stock-based compensation included in reported net loss	0.01	0.03	0.05
Effect of employee stock-based compensation per SFAS 123	(0.01)	(0.17)	(0.17)
Net loss applicable to common stock - pro forma	$(0.15)	$(1.43)	$(1.01)

Recent Pronouncements – In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to cause a material impact on our financial condition or the results of our operations..

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — An Amendment to FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, SFAS 156 permits an entity to choose between two measurement methods (an amortization method or a fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective January 1, 2007. The adoption of SFAS 156 is not expected to cause a material impact on our financial condition or the results of our operations.

In June 2006, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 05-01 (“EITF 05-01”), “Accounting for the Conversion of an

Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” EITF 05-01 applies to the issuance of equity securities to settle a debt instrument that is not otherwise currently convertible but becomes convertible upon the issuer’s exercise of call options, when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to cause a material impact on our financial condition or the results of our operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting for interim periods and disclosure. FIN 48 is effective for our fiscal year commencing July 1, 2007. At this time, we have not determined what effect, if any, our expected adoption of FIN 48 will have on our financial condition or the results of our operations.

In September 2006, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and responds to requests by investors for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effects of fair value measurements on earnings. SFAS clarifies the principle that fair value should be based on the assumptions that participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS is effective beginning with the interim periods within our fiscal year ending June 30, 2008. However, early adoption is permitted. At this time, we have not determined what effect, if any, an early adoption of SFAS 157 would have on our financial condition or the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.         FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of our financial instruments, principally consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities

3.         CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of the following at June 30:

	2006	2005

Cash in banks	$5,483,000	$4,815,000
Short-term securities (original maturities of three months or less)	3,009,000	2,906,000
Total cash and cash equivalents	$8,492,000	$7,721,000

4.         INVENTORIES:

Inventories consisted of the following at June 30:

	2006	2005

Component inventories	$366,000	$387,000
Finished goods inventories	4,409,000	3,766,000
Total inventories	$4,775,000	$4,153,000

Included in finished goods inventories balances are allowances for inventory write-downs of $276,000 and $629,000 for 2006 and 2005, respectively.

5.         PROPERTY AND EQUIPMENT:

Property and equipment are recorded at historical cost and are comprised of the following at June 30:

	2006	2005

Furniture and fixtures	$1,417,000	$1,400,000
Plant equipment	1,314,000	1,319,000
Computer software and equipment	1,265,000	1,240,000
Leasehold improvements	410,000	408,000
Other	11,000	56,000
Total property and equipment	4,417,000	4,423,000
Less accumulated depreciation, amortization, and impairment	(3,804,000)	(3,501,000)
Property and equipment, net	$613,000	$922,000

Depreciation and amortization expense for 2006, 2005, and 2004 was $324,000, $352,000 and $327,000, respectively.

6.         LINE OF CREDIT AGREEMENT:

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, which was renewed through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amendment agreement, we must maintain minimum tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at June 30, 2006 or 2005, respectively.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At June 30, 2006 and 2005, we had outstanding letters of credit of $509,000 and $2,012,000, respectively.

7.         INCOME TAXES:

The differences between the U.S. Federal statutory rate and our effective rate are as follows at June 30:

	2006	2005	2004

U.S. Federal statutory rate	$(154,000)	$(1,150,000)	$(743,000)
State income taxes	(19,000)	(157,000)	(68,000)
Change in deferred tax valuation allowance	142,000	1,254,000	1,377,000
Permanent differences and other	38,000	61,000	180,000
Total current and deferred tax expense (benefit)	$7,000	$8,000	$746,000

The components of income tax expense (benefit) are as follows at June 30:

	2006	2005	2004

Federal	$—	$—	$—
State	7,000	8,000	—
Deferred	—	—	746,000
Income tax expense (benefit)	$7,000	$8,000	$746,000

The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2005		2005
		Long-	Long-
	Current	Term	Current	Term

Deferred tax assets	$262,000	$2,658,000	$344,000	$2,434,000
Deferred tax liabilities	—	—	—	—
Net deferred tax asset before valuation allowance	262,000	2,658,000	344,000	2,434,000
Valuation allowance	(262,000)	(2,658,000)	(344,000)	(2,434,000)
Net deferred tax asset	$—	$—	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2006			2005
	Temporary		Long-	Temporary		Long-
	Difference	Current	Term	Difference	Current	Term
Allowance for doubtful accounts	$175,000	$65,000	$—	$377,000	$140,000	$—
Allowance for doubtful accounts – Subsidiary	59,000	22,000	—	—	—	—
Reserve for sales returns	155,000	57,000	—	286,000	106,000	—
Accrued vacation	129,000	47,000	—	84,000	31,000	—
Accumulated depreciation	121,000	—	45,000	19,,000	—	7,000
Stock options	389,000	—	144,000	479,000	—	177,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventories	191,000	71,000	—	182,000	67,000	—
Federal net operating losses	5,904,000	—	2,007,000	5,280,000	—	1,795,000
State net operating losses	8,095,000	—	375,000	7,952,000	—	368,000
Net deferred tax asset before valuation allowance		262,000	2,658,000		344,000	2,434,000
Valuation allowance		(262,000)	(2,658,000)		(344,000)	(2,434,000)
Net deferred tax asset		$—	$—		$—	$—

The changes in deferred tax valuation allowances for 2006, 2005 and 2004 were $142,000, $1,254,000 and $1,377,000, respectively.

Federal net operating loss carry forwards expire from 2023 through 2026. State net operating loss carry forwards expire from 2021 through 2026.

8.         OPERATING LEASES:

The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2011.

Rent expenses for 2006, 2005, and 2004, were $264,000, $255,000 and $232,000, respectively.

The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2006 are as follows:

Years Ending June 30,	Amount

2007	$289,000
2008	284,000
2009	286,000
2010	289,000
2011	289,000
Thereafter	96,000
Total	$1,533,000

9.         COMMITMENTS AND CONTINGENCIES:

Potential Claims – We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Based upon the information that is currently available, management does not believe that the total impact of the various other legal proceedings will materially affect our financial position or the results of our operations.

Touring Professionals – Pursuant to the terms of marketing agreements with certain touring professionals, we provide the professionals with golf apparel. We did not compensate any tour professional in cash for 2006.

Employment Agreements – We maintain several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. For 2006, employment and non-compete agreements provided for minimum salary levels totaling $728,000, excluding discretionary bonuses and severance payments upon termination of employment without cause.

As previously reported, in October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Kevin M. Tomlinson, our then Chief Executive Officer, President and Director, beyond the end of the term of the agreement on March 17, 2005. Per its terms, upon the non-renewal of the agreement, Mr. Tomlinson is entitled to receive severance compensation for a term of 36 months upon a termination of the agreement, equal to salary and bonus payments as shall have been paid to him during the most recent twelve-month period, and other compensation, including certain costs relating to Mr. Tomlinson’s participation in all employee benefit plans during the time he is receiving such severance compensation. Included in our accrued payroll liabilities at June 30, 2006 and 2005, are $285,000 and $449,000, respectively, relating to amounts due to Mr. Tomlinson with regard to severance and other compensation. In accordance with the terms of the employment agreement, Mr. Tomlinson is scheduled to receive monthly payments for severance and other compensation through March 17, 2008.

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

In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”).

In June 2003, we reached an agreement with Top-Flite Golf to amend the license agreement to grant us the right to market lines of golf apparel under the Top-Flite® brand name within the United States, Sweden, Mexico and various Caribbean countries. We paid Top-Flite Golf $25,000 in cash for the rights to market Top-Flite® apparel for the balance of the licensing period ending December 31, 2006, and a subsequent renewal period ending December 31, 2011.

In September 2003, Callaway Golf Company (“Callaway”) purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® brand names licensed to us.

In October 2005, Callaway granted permission for Reserve Apparel Group LLC to distribute Top-Flite® branded apparel to Wal-Mart Stores, Inc. (“Wal-Mart”) through December 31, 2006, subject to certain terms and conditions. We have recently entered into discussions with Callaway and believe that they will grant us permission to continue distributing Top-Flite® apparel to Wal-Mart and other large retailers throughout the remaining term of the license agreement.

The original and amended agreements require us to pay royalties based upon sales. We record royalty payments governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Royalty payments with respect to license agreements totaled $927,000, $797,000 and $532,000 for 2006, 2005 and 2004, respectively.

10.       SHAREHOLDERS’ EQUITY:

Repurchase of Common Stock – Our Board of Directors previously authorized the repurchase of up to 2,820,000 shares of our issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. All shares repurchased by us are required to be canceled and returned to the status of authorized but unissued common stock. We have no commitment or obligation to repurchase all or any portion of the shares, and we did not repurchase any shares during 2006, 2005 or 2004. Through June 30, 2006, we had cumulatively repurchased a total of 2,512,800 shares of our common stock at a cost of $13,488,000.

Preferred Stock – The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest our Board of Directors with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2006, we had no preferred stock issued or outstanding.

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

At June 30, 2006, the Company had outstanding options equal to 678,500 shares of common stock at prices ranging from $2.71 to $9.78 with expiration dates between 2007 and 2013. In 2006, 125,000 options were exercised and 35,000 options expired.

Activity under the Company’s Plan is set forth below:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
Option	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Balances	Options	Price	Price	Options	Price	Price

June 30, 2003	1,195,000	$3.50	$2.71 - $8.63	82,697	$6.45	$2.50 - $9.78

Exercised	(80,667)	$3.01	$3.00 - $3.60	—	—	—
Canceled	(84,333)	$4.53	$3.00 - $8.50	(15,682)	$3.65	$2.50 - $7.50
June 30, 2004	1,030,000	$3.44	$2.71 - $8.63	67,015	$7.11	$3.00 - $9.78

Exercised	(120,000)	$2.78	$2.71 - $3.60	—	—	—
Canceled	(125,000)	$3.29	$3.00 - $3.60	(13,515)	$7.50	$7.50
June 30, 2005	785,000	$3.56	$2.71 - $8.63	53,500	$6.95	$3.00 - $9.78

Exercised	(125,000)	$2.83	$2.71 - $3.00	—	—	—
Canceled	(25,000)	$3.60	$3.60	(10,000)	$9.25	$9.25
June 30, 2006	635,000	$3.70	$2.71 - $8.63	43,500	$6.42	$3.00 - $9.78

Options outstanding at June 30, 2006, vest as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Vesting	Options	Price	Price	Options	Price	Price

Vested as of June 30, 2005	560,001	$3.84	$2.71 - $8.63	41,167	$4.03	$3.00 - $9.78

Vested during 2006	74,999	$2.71	$2.71	2,333	$3.00	$3.00

Vested as of June 30, 2006	635,000	$3.70	$2.71 – $8.63	43,500	$6.42	$3.00 - $9.78

If not exercised earlier, options outstanding as of June 30, 2006 will expire as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Expiration	Options	Price	Price	Options	Price	Price

Expiring during
2007	75,000	$8.63	$8.63	10,000	$7.56	$6.50 - $8.63
2008	—	—	—	7,500	$8.63	$8.63
2009	—	—	—	9,000	$9.78	$9.78
2010	40,000	$3.00	$3.00	—	—	—
2011	—	—	—	10,000	$3.00	$3.00
2012	295,000	$3.31	$3.00 - $3.60	7,000	$3.00	$3.00
2013	225,000	$2.71	$2.71	—	—	—

Totals	635,000	$3.56	$2.71 – $8.63	43,500	$6.95	$3.00 - $9.78

We granted 400,000 options in fiscal 2003 at approximately 85% of market price, and 304,000 options were granted in fiscal 2002 at approximately 80% of market price, with weighted average fair values of $1.24 and $1.71 at the grant dates, respectively. All other options were granted at exercise prices that approximated the market prices on the dates of grant.

We followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company through June 30, 2005. We followed the provisions of APB 25 for all grants of stock options to our employees prior to the expiration of the Plan by its terms in February 2003. Generally, all stock options granted to our employees, pursuant to the Plan, were not compensatory. We adopted the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, and recognized $31,000 in stock-option compensation expense during our quarter ended September 30, 2005, accordingly. During 2006, 2005 and

2004, we recognized $31,000, $63,000 and $124,000, respectively, in stock-based compensation expense.

11.       EARNINGS (LOSS) PER SHARE:

In the reconciliation of basic to diluted earnings (loss) per share, there were no reconciling items affecting the numerator in any year presented. In 2006, 2005 and 2004, due to our net losses, all options, totaling 678,500, 838,500 and 1,097,015, respectively, were anti-dilutive and therefore excluded from the earnings (loss) per share calculations.

12.       RETIREMENT PLAN:

In January 1996, the Company adopted a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to our employees. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company of $0.25 on the dollar for employee deferrals of the first 5% of a participating employee’s annual compensation. For 2006, 2005, and 2004, we contributed $16,000, $19,000 and $18,000, respectively, to the 401(k) Plan accounts of Company employees.

13.       SEGMENT INFORMATION:

The consolidated Company has two operating segments: designing, purchasing or contracting for the manufacture of and wholesale sales of men’s and women’s (1) fashion golf apparel and outerwear and (2) branded apparel. Our Ben Hogan® and SPORT HALEY® fashion golf apparel and outerwear collections are marketed by Sport-Haley, Inc. in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and on a limited basis by certain distributors within international markets. Currently, we distribute Top-Flite® men’s branded apparel exclusively through Wal-Mart. in the United States within the operations of Reserve Apparel Group LLC. Ben Hogan® fashion apparel and Top-Flite® branded apparel are distributed pursuant to a licensing agreement with Callaway.

In November 2005, Callaway granted Sport Haley permission, with certain conditions, to allow Reserve Apparel to distribute Top-Flite® branded apparel exclusively to Wal-Mart within the United States. Reserve Apparel was formed to combine the perceived synergies between Sport Haley and Explorer Gear. Principle members of the management of Explorer Gear are also the principle members of the management of Explorer Headgear, Inc., a Canadian company which has distributed Top-Flite® apparel to Wal-Mart in Canada for several years. Therefore, Reserve Apparel was structured to utilize the expertise of Explorer with regard to designing, sourcing and pricing branded apparel suitable for, obtaining sales from and distributing mass quantities of merchandise to Wal-Mart by exercising the marketing rights held by Sport Haley with regard to distributing apparel bearing the Top-Flite® brand.

Shortly after its formation, Reserve Apparel began experiencing numerous problems with the distribution of Top-Flite® apparel. Production delays and other problems caused the first shipments to Wal-Mart, made in March 2006, to be approximately three months late, and all but one subsequent shipment made in April, May and June 2006 were similarly delayed. The tardiness of deliveries caused Wal-Mart to require that the late shipments be made directly to stores, which significantly increased our shipping costs. Had the merchandise been timely delivered to us by the suppliers, we would have been able to ship the merchandise directly to Wal-Mart distribution centers, thereby incurring much lower shipping costs.

In March 2006, the management of Explorer Gear declined requests to fund their proportionate share of Reserve Apparel’s costs, especially with regard to inventory purchases. Explorer further requested that they be relieved of certain of their duties, required per Reserve Apparel’s Operating Agreement, in order that substantially all of the business operations of Reserve Apparel, including designing, sourcing, pricing, soliciting sales and coordinating the distribution of merchandise, could be transferred to the Sport Haley facilities in Denver, Colorado, to be managed under the direction of Sport Haley executives. Therefore, in order to obtain merchandise to fulfill orders from Wal-Mart, Sport Haley began funding 100% of the inventory purchases of Reserve Apparel beginning in March 2006. Amounts advanced by Sport Haley were recorded as loans to Reserve Apparel. While Sport Haley began facilitating the transfer of Reserve Apparel operations to Denver in April 2006, Explorer Gear continued with their involvement in the management of deliveries of inventories from suppliers and the invoicing of shipments to Wal-Mart through June 2006.

Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in exact quantities to sufficiently satisfy specific customer orders. However, branded apparel inventories remained on hand at June 30, 2006, because we shipped branded apparel for a Father’s Day promotion in June 2006, five weeks later than requested by Wal-Mart. Due to the tardiness of that shipment, Wal-Mart canceled the follow-up order, the apparel for which we had already purchased and received. Accordingly, we recorded a write-down of $95,000 in the fourth quarter of 2006 to value our branded apparel inventories on hand at June 30, 2006, to the net amount we expected to recover from selling the goods to another market.

Our net sales and gross margin in 2006 with regard to branded apparel were affected by sales price concessions granted to Wal-Mart for the Father’s Day promotion. Periodically, per our vendor agreement, Wal-Mart may request that we reimburse them for mark downs they have taken or plan to take on Top-Flite® apparel we have sold to them. It is our understanding that Wal-Mart typically requests markdown money when sales of merchandise do not reasonably meet their internal projections. Because we shipped Top-Flite® apparel for the Father’s Day promotion five weeks late, Wal-Mart lost early sales opportunities for the merchandise, and sell-through of the Top-Fite® apparel produced for that promotion did not reasonably meet their expectations. We recorded sales discounts of $168,000 in the fourth quarter of 2006 relating to markdown concessions granted to Wal-Mart with regard to the Father’s Day promotion.

Our cost of goods sold with regard to branded apparel was affected by the continual production delays incurred throughout 2006. We estimate that the production delays caused us to incur $70,000 in additional inbound freight charges in 2006. Further, we estimate that additional shipping costs included in our cost of goods sold, incurred to provide delivery of Top-Flite® orders directly to Wal-Mart stores rather than to their distribution centers as originally planned, were in excess of $200,000 for 2006.

Balance sheets information and statements of operations information for each of our segments are presented in the tables below. The first shipments of Top-Flite® branded apparel were made in March 2006. Therefore, the tables below only include segment information for the quarter and year ended June 30, 2006.

Balance Sheets Segment Information as of June 30, 2006:

	June 30, 2006
	Fashion	Branded
	Apparel	Apparel

Cash and cash equivalents	$6,590,000	$1,902,000
Accounts receivable, net of allowances	$3,194,000	$756,000
Inventories	$4,440,000	$335,000
Total assets	$15,034,000	$2,993,000
Current liabilities	$1,944,000	$1,012,000

Statements of Operations Segment Information for the Quarter and Year Ended June 30, 2006:

	Quarter Ended		Year Ended
	June 30, 2006		June 30, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$5,838,000	$2,027,000	$18,489,000	$2,473,000
Cost of goods sold	$3,673,000	$1,835,000	$11,378,000	$2,264,000
Impairments	$28,000	$95,000	$313,000	$95,000
Gross profit	$2,137,000	$96,000	$6,798,000	$114,000
Selling, general and administrative expenses	$1,638,000	$331,000	$6,621,000	$469,000
Royalty expense	$254,000	$132,000	$768,000	$159,000
Income (loss) from operations	$245,000	$(367,000)	$(591,000)	$(514,000)

13.       SUBSEQUENT EVENTS:

In September 2006, Sport Haley entered into an agreement with Explorer Gear and Explorer Headgear, Inc., which was approved by Reserve Apparel, for the purchase of Explorer Gear’s membership interest in Reserve Apparel and to settle any potential claims between the parties. The agreement required Sport Haley to make a lump sum payment to Explorer Gear of $375,000. After Reserve Apparel began operations, certain disputes arose between the members concerning, among others, the formation, operation and performance of Reserve

Apparel. Sport Haley, Reserve Apparel, Explorer Gear and Explorer Headgear, Inc. have denied any liability to one another. As part of the agreement, the parties have agreed to settle and resolve any asserted or potential claims against each other. The parties have also agreed to mutual releases of all claims asserted, or which could have been asserted, against each other, and each party has continued to deny the merits of those claims asserted against it by the other. Upon entering into the agreement, Explorer Gear no longer owned any membership interest in Reserve Apparel, which became a wholly-owned subsidiary of Sport Haley.

After the operations of Reserve Apparel were moved to our Denver, Colorado facility, Reserve Apparel designed of a new line of Top-Flite® apparel, under the direction of Sport Haley management. The new Top-Flite® apparel line, consisting of basic and fancy collections of garments comprised primarily of a variety of performance fabrics, was presented to Wal-Mart buyers in early September 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop its own brand of golf apparel rather than to continue purchasing our Top-Flite® line. We expect to develop other markets and channels of distribution for our Top-Flite® apparel collections, including marketing the newly designed Top-Flite® line to other mass retailers.

As previously reported, a Canadian apparel broker, which had handled several deliveries of Top-Flite® apparel to Reserve Apparel, applied a $291,000 prepayment to satisfy a debt of Explorer Headgear, Inc. (a Canadian company related to Explorer Gear by common ownership, management and employees) instead of applying the amount as a deposit toward the production of finished goods inventories which were planned to be provided to Reserve Apparel by the Canadian broker. The $291,000 deposit had been advanced to the Canadian broker by Sport Haley as a payment on behalf of Reserve Apparel and was recorded by Sport Haley as a member loan to Reserve Apparel. At June 30, 2006, the $291,000 was included as an other receivable on the books of Reserve Apparel. We believe that the Canadian broker inappropriately misapplied the $291,000 deposit and have demanded repayment from the broker. During May and June 2006, we received certain assurances from the Canadian broker that this matter would be resolved to our satisfaction. However, there has been no resolution to this matter.

Also as previously reported, an executive from Explorer Gear informed the management of Reserve Apparel that the amount of $236,000, which was previously purported by Explorer Gear to have been paid to the Canadian broker on behalf of Reserve Apparel, had not been paid. At June 30, 2006, the $236,000 was included in the accrued liabilities of Reserve Apparel.

In June 2006, Reserve Apparel discovered that the Canadian broker had been paid twice for the same delivery of Top-Flite® apparel to Reserve Apparel, in the amount of $177,000. Further, in August 2006, because the Canadian broker did not meet Wal-Mart’s extended deadline for receipt of the merchandise, Wal-Mart canceled their order relating to the merchandise being provided by the Canadian broker, which otherwise would have been shipped to Wal-Mart in August 2006. Consequently, Reserve Apparel canceled the purchase order with the Canadian broker, which was approximately in the amount of $267,000. We do not believe that Reserve Apparel is liable for payment to the Canadian broker with regard to the delinquent goods which Wal-Mart would not accept. However, since it is our understanding that the merchandise was in production when Wal-Mart canceled their order, we cannot give any assurances that the Canadian broker will not asset that Reserve Apparel is responsible for paying for these goods. As of the date of this report, we did not have any pending orders with the Canadian broker, and we do not anticipate placing any orders with the Canadian broker for future delivery of Top-Flite® or any other apparel.

In October 2006, we made a formal demand for repayment from the Canadian broker for the $291,000 deposit and the $177,000 overpayment, and, if an amicable resolution of this matter is not reached with the Canadian broker in the near future, we expect to initiate legal proceedings to recover the funds. While we expect to aggressively pursue full recovery from the Canadian broker, because of the relative ages of the misapplied deposit and overpayment and the nature of our severed relationship with the Canadian broker, we recorded an allowance of $116,000 at June 30, 2006, with regard to the net amount due from the Canadian broker.

14.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2006 Quarter Ended	2005	2005	2006	2006
Net sales	$4,011,000	$4,429,000	$4,656,000	$7,866,000
Total cost of goods sold	2,706,000	2,792,000	2,919,000	5,633,000
Gross profit	$1,305,000	$1,637,000	$1,737,000	$2,233,000
Total operating expenses	$1,887,000	$1,613,000	$2,162,000	$2,355,000
Net income (loss)	$(528,000)	$99,000	$(190,000)	$204,000
Basic earnings (loss) per share	$(0.20)	$0.04	$(0.07)	$0.08
Diluted earnings (loss) per share	$(0.20)	$0.03	$(0.07)	$0.07

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2005 Quarter Ended	2004	2004	2005	2005
Net sales	$5,570,000	$5,000,000	$4,455,000	$7,016,000
Total cost of goods sold	3,800,000	4,542,000	2,823,000	4,524,000
Gross profit	$1,770,000	$458,000	$1,632,000	$2,492,000
Total operating expenses	$3,057,000	$2,516,000	$2,287,000	$1,973,000
Net income (loss)	$(1,276,000)	$(2,006,000)	$(586,000)	$587,000
Basic earnings (loss) per share	$(0.52)	$(0.77)	$(0.23)	$0.23
Diluted earnings (loss) per share	$(0.52)	$(0.77)	$(0.23)	$0.20

SCHEDULE II

SPORT-HALEY, INC.

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
	Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
June 30,
2004	$316,000	$272,000	$—	$(134,000	)(1)	$454,000
2005	$454,000	$180,000	$—	$(257,000	)(1)	$377,000
2006	$377,000	$194,000	$—	$(280,000	)(1)	$291,000

ALLOWANCE FOR SALES RETURNS
June 30,
2004	$226,000	$1,386,000	$—	$(1,270,000	)(2)	$342,000
2005	$342,000	$2,112,000	$—	$(2,168,000	)(2)	$286,000
2006	$286,000	$573,000	$—	$(704,000	)(2)	$155,000

ALLOWANCE FOR SAMPLE GARMENT RETURNS
June 30,
2004	$—	$368,000	$—	$(36,000	)(2)	$332,000
2005	$332,000	$322,000	$—	$(626,000	)(2)	$28,000
2006	$28,000	$—	$—	$(28,000	)(2)	$—

ALLOWANCE FOR INVENTORY OBSOLESCENCE
June 30,
2004	$456,000	$707,000	$—	$(216,000	)(3)	$947,000
2005	$947,000	$1,403,000	$—	$(1,721,000	)(3)	$629,000
2006	$629,000	$313,000	$—	$(761,000	)(3)	$181,000

(1) Written-off uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2) Gross sales returns.

(3) Changes in allowance relating to sales and dispositions of inventories previously written down.