Form 10-Q
period 2006-09-30
SPORT HALEY INC
filed 2006-11-14
CIK 892653

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, no par value	2,770,252

SPORT-HALEY, INC.
TABLE OF CONTENTS

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$6,895,000	$8,492,000
Accounts receivable, net of allowances of $461,000 and $446,000, respectively	3,013,000	3,950,000
Inventories	5,356,000	4,775,000
Prepaid expenses and other	210,000	194,000
Total current assets	15,474,000	17,411,000

Property and equipment, net	538,000	613,000
Goodwill	270,000	—
Other assets	3,000	3,000
	$16,285,000	$18,027,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828,000	$1,836,000
Accrued royalties payable	210,000	386,000
Accrued commissions payable	179,000	211,000
Accrued payroll	309,000	386,000
Other	141,000	137,000
Total current liabilities	1,667,000	2,956,000

Long-Term Liabilities:
Loan payable to affiliate	—	34,000
Total long-term liabilities	—	34,000

Commitments and Contingencies (Notes 3 and 4)

Total Liabilities	1,667,000	2,990,000

Minority Interest	—	22,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 shares issued and outstanding	10,813,000	10,813,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	2,184,000	2,581,000
Total shareholders’ equity	14,618,000	15,015,000
	$16,285,000	$18,027,000

***  Taken from the audited balance sheet at that date

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Net sales	$4,673,000	$4,011,000

Cost of goods sold	3,122,000	2,641,000
Impairments	49,000	65,000
Total cost of goods sold	3,171,000	2,706,000

Gross profit	1,502,000	1,305,000

Other Operating Costs:
Selling, general and administrative expenses	1,721,000	1,724,000
Royalty expense	210,000	163,000
Total other operating costs	1,931,000	1,887,000

Loss from operations	(429,000)	(582,000)

Other income, net	78,000	53,000

Loss before minority interest in subsidiary net income and benefit from income taxes	(351,000)	(529,000)

Minority interest in subsidiary net income	(46,000)	—

Benefit from income taxes	—	1,000

Net loss	$(397,000)	$(528,000)

Basic and diluted loss per common share	$(0.14)	$(0.20)

Basic and diluted weighted average shares outstanding	2,770,000	2,685,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(397,000)	$(528,000)
Adjustments to reconcile net loss to net cash provided(used) by operating activities:
Depreciation and amortization	76,000	84,000
Impairments and write-downs	49,000	65,000
Allowance for doubtful accounts	30,000	15,000
Common stock options	—	31,000
Loss on disposal of assets	—	11,000
Minority interest	49,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	907,000	1,673,000
Inventory	(630,000)	(680,000)
Other assets	(16,000)	(85,000)
Accounts payable	(1,008,000)	(43,000)
Accrued commissions and other expenses	(281,000)	(220,000)
Net cash provided(used) by operating activities	(1,221,000)	323,000

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	14,000
Purchase of fixed assets	(1,000)	(5,000)
Purchase of minority interest	(375,000)	—
Net cash provided (used) by investing activities	(376,000)	9,000

Cash flows from financing activities:
Issuance of common stock	—	353,000
Net cash provided by financing activities	—	353,000

Net increase(decrease) in cash and cash equivalents	(1,597,000)	685,000

Cash and cash equivalents, beginning	8,492,000	7,721,000

Cash and cash equivalents, ending	$6,895,000	$8,406,000

Supplemental disclosure of cash flow information:
Cash received during the period for:
Income taxes	$—	$1,000
Cash paid during the period for:
Income taxes	$—	$—

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation — Included in the September 30, 2006, consolidated financial statements are the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company”, “we”, “us” or “our”.

Nature of Operations — Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

Reserve Apparel, formed in November 2005, designs, purchases or contracts for the manufacture of, markets and distributes branded golf apparel and outerwear under the Top-Flite® label. In accordance with its operating agreement, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% membership interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Top-Flite® branded golf apparel is distributed per the terms of a license agreement with Callaway.

Condensed Financial Statements - The accompanying condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2006, included in the Company’s filing on Form 10-K.

Reclassification — Certain prior period amounts have been reclassified to conform to the September 30, 2006, presentation. Such reclassifications had no affect on net income(loss) in any of the periods presented.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2006, there were outstanding options to purchase 673,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between February 2007 and January 2013. No options were exercised during the three months ended September 30, 2006, and 5,000 options expired.

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

Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

The Plan expired by its terms in February 2003. Accordingly, no options were granted since then. The expected life was determined based upon the Plan’s vesting period and exercise behavior of the employees.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net loss and loss per common share would have been reported as follows:

	Three Months Ended September 30,
	2006	2005
Net loss - as reported	$(397,000)	$(528,000)
Effect of employee stock-based compensation included in reported net loss	—	31,000
Effect of employee stock-based compensation per SFAS 123	—	(31,000)
Net loss applicable to common stock (pro forma 2005)	$(397,000)	$(528,000)

Basic and Diluted:
Loss per share - as reported	$(0.14)	$(0.20)
Per share effect of employee stock-based compensation included in reported net loss	—	0.01
Per share effect of employee stock-based compensation per SFAS 123	—	(0.01)
Loss per share applicable to common stock (pro forma 2005)	$(0.14)	$(0.20)

Recent Pronouncements — In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Accounting for Defined Benefit Pensions and Other Post-Retirement Plans,” which is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or a liability in the company’s statement of financial position and to recognize changes in the funded status, in the year in which the changes occur, through the presentation of comprehensive income for a business or changes in unrestricted net assets for a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not maintain a defined benefit pension plan and do not anticipate that adoption of SFAS will have a material impact on our financial condition or the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            INVENTORIES:

	September 30,	June 30,
	2006	2006
Inventories consisted of the following:
Component	$162,000	$366,000
Finished goods	5,194,000	4,409,000
	$5,356,000	$4,775,000

Included in finished goods inventories balances are allowances for inventory write-downs of $76,000 and $276,000 for September 30, 2006, and June 30, 2006, respectively.

NOTE 3            LINE OF CREDIT AGREEMENT:

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amended agreement, we must maintain minimum tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at September 30, 2006, or June 30, 2006, respectively.

NOTE 4            COMMITMENTS AND CONTINGENCIES:

At September 30, 2006, and June 30, 2006, we had $185,000 and $509,000, respectively, in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5            EARNINGS PER SHARE:

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended September 30, 2006
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share
Basic loss per share	$(397,000)	2,770,000	$(0.14)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(397,000)	2,770,000	$(0.14)

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended September 30, 2005
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share
Basic loss per share	$(528,000)	2,685,000	$(0.20)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(528,000)	2,685,000	$(0.20)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6            SEGMENT INFORMATION:

The consolidated Company has two operating segments: designing, purchasing or contracting for the manufacture of and wholesale sales of women’s and men’s (1) fashion golf apparel and outerwear and (2) branded golf apparel. Our SPORT HALEY® and Ben Hogan® fashion golf apparel and outerwear collections are marketed by Sport Haley in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and on a limited basis by certain distributors within international markets. Our Top-Flite® men’s branded apparel is marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores. Ben Hogan® fashion apparel and Top-Flite® branded apparel are distributed pursuant to a licensing agreement with Callaway.

In November 2005, Callaway granted Sport Haley permission, with certain conditions, to allow Reserve Apparel to distribute Top-Flite® branded apparel exclusively to Wal-Mart Stores, Inc. (“Wal-Mart”), within the United States. Reserve Apparel was formed to combine the perceived synergies between Sport Haley and Explorer Gear. Principal members of the management of Explorer Gear are also the principal members of management of Explorer Headgear, Inc., a Canadian company which has distributed Top-Flite® apparel to Wal-Mart in Canada for several years. In March 2006, the management of Explorer Gear requested that they be relieved of certain of their duties, required per the Reserve Apparel Operating Agreement, in order that substantially all of the business operations of Reserve Apparel, including designing, sourcing, pricing, soliciting sales and coordinating the distribution of merchandise, which had been performed by Explorer Gear, could be transferred to the Sport Haley facilities in Denver, Colorado, to be managed under the direction of Sport Haley executives. While Sport Haley began facilitating the transfer of Reserve Apparel operations to Denver in April 2006, Explorer Gear continued with their involvement in the management of deliveries of inventories from suppliers and the invoicing of shipments to Wal-Mart through June 2006. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% membership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley.

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We had presented a newly designed line of Top-Flite® apparel to Wal-Mart in early September which consisted of garments primarily comprised of a variety of performance fabrics. We believe there are several other markets for Top-Flite® branded golf apparel, and we have begun to aggressively market the new Top-Flite® apparel line to a number of other mass retailers and other big-box type high sales volume retail stores.

Condensed consolidated balance sheets information and condensed consolidated statements of operations for each of our segments are presented in the tables below. The first sales of Top-Flite® branded apparel were made in March 2006. Therefore, the tables below only include segment information for the three months ended September 30, 2006.

Condensed Consolidated Balance Sheets Segment Information as of September 30, 2006:

	September 30, 2006
	Fashion	Branded
	Apparel	Apparel
Cash and cash equivalents	$4,335,000	$2,560,000

Accounts receivable, net of allowances	$2,428,000	$585,000

Inventories	$5,356,000	$—

Total assets	$12,329,000	$3,145,000

Current liabilities	$1,335,000	$332,000

Condensed Consolidated Statements of Operation Segment Information for the Three Months Ended September 30, 2006:

	Three Months Ended
	September 30, 2006
	Fashion	Branded
	Apparel	Apparel
Net sales	$3,488,000	$1,185,000

Cost of goods sold	$2,237,000	$885,000

Impairments	$49,000	$—

Gross profit	$1,201,000	$301,000

Selling, general and administrative expenses	$1,582,000	$139,000

Royalty expense	$146,000	$64,000

Income(loss) from operations	$(527,000)	$98,000

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe”, and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of an increasing relative percentage of sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; establishing markets for our Top-Flite® apparel which provide the annual sales amount required by Callaway to satisfy the minimum royalty payments due in accordance with the license agreement for Top-Flite® apparel; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity or significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers;  unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person, responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2006. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statements. The reader should not place undue reliance on any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years correspond with the fiscal year of Sport-Haley, Inc., which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. We are represented by a network of independent wholesale sales representatives and employ two regional sales managers, each with responsibilities for both of our fashion apparel labels. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY® and Ben Hogan®

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fashion apparel collections on our behalf.

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel includes a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair, our Vice President — Merchandising and Design, has provided direction for the SPORT HALEY® brand for over 14 years. Ms. Blair recognized that fashion designs within the women’s golf apparel market were trending toward technical performance fabrics and more athletic styling and began designing our women’s fashion apparel to include moisture wicking fabrics such as AEROCool and Dry-Tech 18 and to include a larger selection of more leading edge, younger looking, athletic style garments. The technical performance fabrics and athletic style garments have been well received by our customers.

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been widely recognized within the golf apparel industry for the past five years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores. We distribute Ben Hogan® apparel pursuant to our licensing agreement with Callaway.

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Many of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We had presented a newly designed line of Top-Flite® apparel to Wal-Mart in early September which consisted of garments primarily comprised of a variety of performance fabrics. We believe there are several other markets suitable for Top-Flite® branded golf apparel, and we have begun to aggressively market our newly designed Top-Flite® apparel line to a number of mass retailers and other big-box type high sales volume retail stores. To date, we have not received any orders from such retailers. We distribute Top-Flite® apparel pursuant to our licensing agreement with Callaway.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in our Report on Form 10-K for the fiscal year ended June 30, 2006. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Excess fashion apparel inventories, consisting of discontinued or aging merchandise, are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market excess fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of excess inventories. We perform analyses on a quarterly basis to identify unsold excess inventories and adjust our reserves for inventory obsolescence to reduce the carrying value of excess inventories to their estimated net realizable value. The net realizable value of excess inventories is estimated based on management’s disposition plans and historical experiences. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities per specific customer orders.

During the quarter ended September 30, 2006, we recorded fashion apparel inventories write-downs of $49,000. We did not record a write-down with regard to branded apparel inventories during the quarter ended September 30, 2006.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at September 30, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At September 30, 2006, our allowance for doubtful accounts totaled $306,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At September 30, 2006, the Company’s allowance for sales returns was $155,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and our balance sheet amounts at September 30, 2006, may be more meaningful when compared with the balance sheet amounts at September 30, 2005, rather than with the balance sheet amounts at June 30, 2006.

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

Our net accounts receivable decreased by $937,000, or 24%, to $3,013,000 at September 30, 2006, from $3,950,000 at June 30, 2006. When compared with the September 30, 2005, balance, the net accounts receivable balance at September 30, 2006, increased by $206,000, or 7%, which was primarily attributable to the net accounts receivable balance relating to branded apparel that increased by $585,000 from $0 during the same comparable period. Historically, net sales of our fashion apparel are weakest during our first fiscal quarter, and our net accounts receivable balance relating to fashion apparel generally declines during our first fiscal quarter when compared with the balance at the previous fiscal year end. While a large portion of our fourth fiscal quarter fashion apparel sales are shipped in the month of June each year, fashion apparel sales are generally shipped more evenly throughout our first fiscal quarter. Because a large portion of our fashion apparel sales are shipped with “Net 30” payment terms, our accounts receivable collections are generally greater than our fashion apparel sales during our first fiscal quarter, because a significant portion of our fashion apparel sales from the previous fiscal quarter are generally collected by September 30 each year. Our net accounts receivable balance relating to fashion apparel was $2,428,000 at September 30, 2006, a decrease of $379,000, or 14%, from the balance of $2,807,000 at September 30, 2005. Changes in our accounts receivable balances provided operating cash of $937,000 and $1,688,000 for the fiscal quarters ended September 30, 2006 and 2005, respectively.

The balances of our inventories have increased slightly since June 30, 2006. Inventories increased by $581,000, or 12%, to $5,356,000 at September 30, 2006, from $4,775,000 at June 30, 2006. When compared with the balance at September 30, 2005, our inventories increased by $588,000, or 12%, from $4,768,000. The comparative increase in our inventories from September 30, 2005, to September 30, 2006, was primarily due to fashion apparel inventory purchases with regard to the Spring 2007 selling season as compared with purchases for the Spring 2006 selling season in the prior fiscal year. At September 30, 2006, a majority of our initial orders for Spring 2007 fashion apparel inventories had been purchased or was in transit at an earlier date than in the previous year. Generally, a majority of our purchases for the following spring selling season are received during October each year. We had no branded apparel inventories at September 30, 2006. Changes in our inventory balances used operating cash of $581,000 and $615,000 for the quarters ended September 30, 2006 and 2005, respectively.

Our continued reliance on foreign suppliers sustains the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from its foreign and domestic suppliers. However, our predominant reliance upon a certain foreign person and certain significant foreign suppliers also sustains the risk that we would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

Accounts payable and accrued expenses decreased by $1,289,000, or 44%, to $1,667,000 at September 30, 2006, from $2,956,000 at June 30, 2006. Accounts payable and accrued expenses increased by $179,000, or 12%, from $1,488,000 at September 30, 2005, which was primarily attributable to our accounts payable balance with regard to branded apparel of $332,000 at September 30, 2006, as compared with $0 at September 30, 2005. Our accounts payable and accrued expenses balance with regard to fashion apparel was $1,335,000 at September 30, 2006, a decrease of $153,000, or 10%, when

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared with the balance of $1,488,000 at September 30, 2005, primarily attributable to decreases in accrued payroll expenses, which decreased by $234,000, or 43%, to $309,000 from $543,000. The decrease in accrued payroll expenses consisted primarily of a decrease in the amount of severance and other compensation payable to our former chief executive officer and a decrease in accrued executive bonuses. Our balance of accrued severance and other compensation decreased by $164,000, to $244,000 from $408,000, and our balance of accrued executive bonuses decreased by $77,000, to $0 from $77,000, from September 30, 2005, to September 30, 2006, respectively.

Due to the combination of the factors discussed above, and others, our operating activities used cash of ($1,221,000) for the three months ended September 30, 2006. Comparatively, for the quarter ended September 30, 2005, our operating activities provided cash of $323,000.

For the three months ended September 30, 2006, investing activities used cash of $376,000. Comparatively, for the three months ended September 30, 2005, investing activities provided cash of $9,000. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. The transaction with Explorer Gear caused us to record $270,000 in goodwill with respect to the purchase, which was calculated as the purchase price less loans and accrued interest payable to Explorer Gear as of the purchase date and less the capital balance of Explorer Gear as of the purchase date after allocation of their proportionate share of Reserve Apparel’s loss for the period ended on the purchase date. While negotiating the purchase price, our Board of Directors considered such factors as increased operating efficiencies gained by ending the long-distance relationship with a foreign member and the overall potential for return on investment with regard to anticipated future sales of Top-Flite® branded apparel. During the three months ended September 30, 2006, we expended $1,000 for the purchase of property and equipment, and $76,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2006, provides for a maximum loan amount of $5,000,000, collateralized by a lien on substantially all of our assets, and for interest at the bank’s prime rate. In accordance with the amended agreement, we must maintain tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2006, we had $185,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2007. We also have alternative sources of financing, including the factoring of customer accounts receivable. We do not anticipate drawing on the line of credit or using alternative sources of financing during the remainder of fiscal 2007. However, our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, and potential cash requirements related to the operations of Reserve Apparel and various other factors.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the three months ended September 30, 2006, were $4,673,000, an increase of $662,000, or 17%, from net sales of $4,011,000 for the comparable period in the prior fiscal year. The comparative increase in net sales was comprised of the decrease in our sales of fashion apparel combined with our sales of branded apparel during the three months ended September 30, 2006. Net sales of SPORT HALEY® apparel collections were $1,306,000 and $1,482,000 for the three months ended September 30, 2006 and 2005, respectively. Net sales of Ben Hogan® apparel collections were $2,048,000 and $2,349,000 for the three months ended September 30, 2006 and 2005, respectively. We believe the slight decrease in sales is indicative of the current condition of intense competition for floor space within the markets for our fashion apparel collections. Market conditions for women’s fashion golf apparel appear to be improving, and we have recently experienced a slight increase in advance orders for our women’s collections. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway Golf Company (“Callaway”) for such apparel. We consider the licensing agreement with Callaway to be a key component of our business strategies. While we strive to maintain a good working relationship with Callaway, the trend for the last several periods, reflecting a higher concentration of sales of licensed apparel within our total net sales for any given period, sustains a risk of loss, should the licensing agreement with Callaway be terminated by either party.

Net sales of Top-Flite® branded apparel were $1,185,000 for the three months ended September 30, 2006. We began shipping Top-Flite® branded men’s golf apparel to Wal-Mart in March 2006. Net sales of branded apparel for the three months ended September 30, 2006, were comprised of sales to Wal-Mart of $1,000,000 and sales of $185,000 to other markets for the disposition of our remaining branded apparel inventories. In late September 2006, Wal-Mart discontinued purchasing Top-Flite® branded golf apparel from us, opting instead to develop a line of golf apparel under a private label. We believe there are several other markets for Top-Flite® branded golf apparel, and we have begun to aggressively market the new Top-Flite® apparel line to a number of other mass retailers and other big-box type high sales volume retail stores. While we expect to develop a business relationship with one or more mass retailer or big-box type store, to date we have not received any orders for Top-Flite® apparel from such retailers. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year.

Gross profit, as a percentage of net sales, was 32% for the quarter ended September 30, 2006, and 33% for the same quarter in the prior fiscal year. Our gross profit is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the three months ended September 30, 2006, we recorded net sales of $182,000 and gross profit(loss) of ($25,000) with respect to dispositions of excess inventories. Comparatively, for the three months ended September 30, 2005, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess inventories.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The valuation of inventories to the lower of cost or market also negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our gross profit was negatively impacted by $49,000 for the three months ended September 30, 2006, by the adjustment of our fashion apparel finished goods inventories to the lower of cost or market. Comparatively, our gross profit was negatively impacted by $65,000 for the three months ended September 30, 2005, by a similar lower of cost or market adjustment. During the three months ended September 30, 2006, we did not record a write-down with regard to branded apparel inventories.

Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes our production costs plus a portion of our distribution costs, such as receiving and inspection costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributes Top-Flite® branded apparel to the mass retail market at much lower price points and gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Other companies within the golf apparel industry may or may not operate within the lower price markets. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Our gross margin with respect to net sales of our SPORT HALEY® and Ben Hogan® fashion golf apparel was 34% for the three months ended September 30, 2006, and was 33% for the three months ended September 30, 2005, respectively. Our gross margin with respect to net sales of Top-Flite® branded apparel for the three months ended September 30, 2006, was 25%, a substantial improvement from margins we attained on net sales of branded golf apparel in recent prior periods. We believe that the improved gross margin for branded apparel, achieved during the three months ended September 30, 2006, is a direct result of moving the business operations of Reserve Apparel to our Denver, Colorado facility and operating Reserve Apparel under the direction of our Sport Haley executives.

Selling, general and administrative expenses decreased by $3,000, or 0%, to $1,721,000 for the quarter ended September 30, 2006, from $1,724,000 for the same quarter in the prior fiscal year. The difference was primarily attributable to a decrease in the selling, general and administrative expenses with regard to our fashion apparel segment plus the consolidation of the selling, general and administrative expenses of our branded apparel segment. Selling, general and administrative expenses with regard to our fashion apparel segment decreased to $1,582,000 for the three months ended September 30, 2006, from $1,724,000 for the three months ended September 30, 2005. The overall decrease primarily was attributable to a decrease of $94,000 in executive bonus compensation and a decrease in advertising expenses. Selling, general and administrative expenses were $139,000 with regard to our branded apparel segment for the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel segment were approximately 45% and 43% for the three-month periods ended September 30, 2006 and 2005, respectively. As a percentage of net sales, selling, general and administrative expenses with regard to our branded apparel segment were 12% for the three months ended September 30, 2006.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded royalty expense of $146,000 and $163,000 for the quarters ended September 30, 2006 and 2005, with regard to net sales of fashion golf apparel, respectively. We recorded royalty expense of $64,000 with respect to net sales of branded golf apparel for the three months ended September 30, 2006. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label and branded apparel bearing the Top-Flite® label.

Net loss for the three months ended September 30, 2006, was ($397,000), a difference of $131,000, or 25%, as compared with the net loss of ($528,000) for the same period in the prior fiscal year. At September 30, 2006, we had federal and state net operating loss carry forwards of $5,904,000 and $8,095,000 that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at September 30, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, during the quarterly periods ended September 30, 2006 and 2005, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month periods.

Both the basic and diluted losses per share were ($0.14) for the quarter ended September 30, 2006. Both the basic and diluted losses per share were ($0.20) for the same quarter in the prior fiscal year. Due to our net losses for the respective periods, all options were anti-dilutive and therefore excluded from the loss per share calculations.

Our book value per share was $5.28 at September 30, 2006, $5.42 at June 30, 2006, and $5.63 at September 30, 2005.

SPORT-HALEY, INC.
ITEM 3 QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2006.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $5,000,000 collateralized by a lien on substantially all of our assets. The bank also requires that we maintain tangible net worth of $14,000,000 and liquidity of $4,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. At September 30, 2006, we did not have any outstanding borrowings under the line of credit. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $185,000 at September 30, 2006. We do not use derivative financial instruments to manage interest rate risk.

From time to time, we maintain short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. Periodically, our cash balances held at financial institutions exceed federally insured limits.

SPORT-HALEY, INC.
ITEM 4 CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that:  (a) all material information relating to the Company, required to be disclosed in this report, was made known to management in a timely manner; and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)       Changes in Internal Controls Over Financial Reporting

During the first quarter of fiscal 2007, we did not institute any significant changes in internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.
PART II
OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. Based upon information that is currently available, management does not believe that the ultimate resolution of these routine matters will have a material adverse affect on our financial position or the results of our operations.

ITEM 1A          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2006.

ITEM 5             OTHER INFORMATION

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

In September 2006, Donald W. Jewell was appointed to serve as our Chief Executive Officer and President on a permanent basis for an annual salary of $325,000, retroactive to July 1,

SPORT-HALEY, INC.
PART II
OTHER INFORMATION

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

On October 19, 2006, our independent registered public accountants, Hein & Associates LLP, declined to stand for re-election after the completion of the audit for the year ended June 30, 2006, and the Audit Committee of our Board of Directors engaged the firm Gordon, Hughes & Banks, LLP to act as our independent registered public accountants for the fiscal year ending June 30, 2007.

ITEM 6             EXHIBITS

Exhibit 31.1 — Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 — Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 — Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPORT-HALEY, INC.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date: November 14, 2006	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)