Form 10-Q
period 2006-12-31
SPORT HALEY INC
filed 2007-02-12
CIK 892653

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See the definition of  “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2007
Common Stock, no par value	2,770,252

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$7,361,000	$8,492,000
Accounts receivable, net of allowances of $371,000 and $446,000, respectively	2,659,000	3,950,000
Inventories	5,037,000	4,775,000
Prepaid expenses and other	314,000	194,000
Total current assets	15,371,000	17,411,000

Property and equipment, net	485,000	613,000
Goodwill	270,000	—
Other assets	3,000	3,000
Total Assets	$16,129,000	$18,027,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$907,000	$1,836,000
Accrued royalties payable	152,000	386,000
Accrued commissions payable	193,000	211,000
Accrued payroll	336,000	386,000
Other	144,000	137,000
Total current liabilities	1,732,000	2,956,000

Long-Term Liabilities:
Loan payable to affiliate	—	34,000
Total long-term liabilities	—	34,000

Commitments and Contingencies (Notes 3 and 4)	—	—

Total Liabilities	1,732,000	2,990,000

Minority Interest	—	22,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,770,252 issued and outstanding	10,813,000	10,813,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	1,963,000	2,581,000
Total shareholders’ equity	14,397,000	15,015,000

Total Liabilities and Shareholders’ Equity	$16,129,000	$18,027,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$4,190,000	$4,429,000	$8,863,000	$8,440,000

Cost of goods sold	2,562,000	2,663,000	5,684,000	5,304,000
Impairments	73,000	129,000	122,000	194,000
Total cost of goods sold	2,635,000	2,792,000	5,806,000	5,498,000

Gross profit	1,555,000	1,637,000	3,057,000	2,942,000

Other Operating Costs:
Selling, general and administrative expenses	1,691,000	1,438,000	3,412,000	3,162,000
Royalty expense	152,000	175,000	362,000	338,000
Total other operating costs	1,843,000	1,613,000	3,774,000	3,500,000

Income (loss) from operations	(288,000)	24,000	(717,000)	(558,000)

Other income, net	84,000	77,000	162,000	130,000

Income (loss) before minority interest in subsidiary net income and provision for income taxes	(204,000)	101,000	(555,000)	(428,000)

Minority interest in subsidiary net income	—	—	(46,000)	—

Provision for income taxes	(17,000)	(2,000)	(17,000)	(1,000)

Net income (loss)	$(221,000)	$99,000	$(618,000)	$(429,000)

Basic earnings (loss) per common share	$(0.08)	$0.04	$(0.22)	$(0.16)

Diluted earnings (loss) per common share	$(0.08)	$0.03	$(0.22)	$(0.16)

Basic weighted average shares outstanding	2,770,000	2,770,000	2,770,000	2,728,000

Diluted weighted average shares outstanding	2,770,000	2,968,000	2,770,000	2,728,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(618,000)	$(429,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	147,000	170,000
Impairments and write-downs	122,000	194,000
Allowance for doubtful accounts	60,000	75,000
Common stock options	—	31,000
Loss on sale of fixed assets	—	12,000
Minority interest	49,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	1,231,000	1,697,000
Inventories	(384,000)	(1,151,000)
Other assets	(120,000)	(140,000)
Accounts payable	(929,000)	123,000
Accrued commissions and other expenses	(295,000)	(276,000)
Net cash provided (used) by operating activities	(737,000)	306,000

Cash flows from investing activities:
Proceeds from sales of fixed assets	—	16,000
Purchase of fixed assets	(19,000)	(9,000)
Purchase of minority interest	(375,000)	—
Net cash provided (used) by investing activities	(394,000)	7,000

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	353,000
Net cash provided by financing activities	—	353,000

Net increase (decrease) in cash and cash equivalents	(1,131,000)	666,000

Cash and cash equivalents, beginning	8,492,000	7,721,000

Cash and cash equivalents, ending	$7,361,000	$8,387,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17,000	$2,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Included in the December 31, 2006, consolidated financial statements are the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company”, “we”, “us” or “our”.

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

Reserve Apparel, formed in November 2005, designs, purchases or contracts for the manufacture of, markets and distributes branded golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box type high sales volume retail stores. In accordance with its operating agreement, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% membership interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Top-Flite® branded golf apparel is distributed per the terms of a license agreement with Callaway.

Condensed Financial Statements — The accompanying condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

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

Reclassification — Certain prior period amounts have been reclassified to conform to the December 31, 2006, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation - Our Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Accordingly, no options have been granted since then. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At December 31, 2006, there were outstanding options to purchase 673,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between February 2007 and January 2013. No options were exercised and 5,000 options expired during the six months ended December 31, 2006.

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

Upon our adoption of the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, we recorded $31,000 in stock-based compensation expense during the three months ended September 30, 2005, using the fair value method. We have not been required to record any additional stock-based compensation expense since September 30, 2005, as

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

all employee-related options are now fully vested. Therefore, we have omitted the comparison of pro forma amounts of net income (loss) and net income (loss) per share applicable to common stock for the three months and six months ended December 31, 2006 and 2005, respectively.

Recent Pronouncements — In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in an income tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are required to adopt FIN 48 effective July 1, 2007. The cumulative effect of initial adoption of FIN 48, if any, will be recorded as an adjustment to beginning retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact that FIN 48 will have on our financial condition and the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2             INVENTORIES

	December 31,	June 30,
	2006	2006
Inventories consisted of the following:
Component	$516,000	$366,000
Finished goods	4,521,000	4,409,000

	$5,037,000	$4,775,000

Included in finished goods inventories are allowances for inventory write-downs of $147,000 and $276,000 as of December 31, 2006, and June 30, 2006, respectively.

NOTE 3             LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. At December 31, 2006, and June 30, 2006, respectively, we did not have any balances due on the line of credit.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4             COMMITMENTS AND CONTINGENCIES

At December 31, 2006, and June 30, 2006, we had $2,356,000 and $509,000, respectively, in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Basic loss per share	$(221,000)	2,770,000	$(0.08)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(221,000)	2,770,000	$(0.08)

	Six Months ended December 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Basic loss per share	$(618,000)	2,770,000	$(0.22)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(618,000)	2,770,000	$(0.22)

	Three Months ended December 31, 2005
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Basic income per share	$99,000	2,770,000	$0.04

Effect of dilutive securities options	—	198,000	(0.01)

Diluted income per share	$99,000	2,968,000	$0.03

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months ended December 31, 2005
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Basic loss per share	$(429,000)	2,728,000	$(0.16)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(429,000)	2,728,000	$(0.16)

[A] All securities options were anti-dilutive and therefore excluded from the loss per share calculations due to the loss for the period presented.

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

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We had presented a newly designed line of Top-Flite® apparel to Wal-Mart in early September 2006 which consisted of garments primarily comprised of a variety of performance fabrics. We believe there are several other markets for Top-Flite® branded golf apparel, and we have aggressively marketed our new Top-Flite® apparel line to a number of other mass retailers and certain big-box type high sales volume retail stores.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated balance sheets information and condensed consolidated statements of operations for each of our segments are presented in the tables below. The first sales of Top-Flite® branded apparel were made in March 2006. We did not record any sales of Top-Flite® apparel during the three months ended December 31, 2006. While we expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, to date we have not received any orders for our new Top-Flite® apparel from such retailers. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year.

Condensed Consolidated Balance Sheets Segment Information as of December 31, 2006:

	December 31, 2006
	Fashion	Branded
	Apparel	Apparel
Cash and cash equivalents	$6,869,000	$492,000
Accounts receivable, net of allowances	$2,304,000	$355,000
Inventories	$5,037,000	$—
Total assets	$15,282,000	$847,000
Current liabilities	$1,475,000	$257,000

Condensed Consolidated Statements of Operation Segment Information for the Six Months Ended December 31, 2006:

	Six Months Ended
	December 31, 2006
	Fashion	Branded
	Apparel	Apparel
Net sales	$7,678,000	$1,185,000
Cost of goods sold	$4,799,000	$885,000
Impairments	$122,000	$—
Gross profit	$2,757,000	$300,000
Selling, general and administrative expenses	$3,206,000	$206,000
Royalty expense	$298,000	$64,000
Income (loss) from operations	$(747,000)	$30,000

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operation Segment Information for the Three Months Ended December 31, 2006:

	Three Months Ended
	December 31, 2006
	Fashion	Branded
	Apparel	Apparel
Net sales	$4,190,000	$—
Cost of goods sold	$2,562,000	$—
Impairments	$73,000	$—
Gross profit	$1,555,000	$—
Selling, general and administrative expenses	$1,624,000	$67,000
Royalty expense	$152,000	$—
Income (loss) from operations	$(221,000)	$(67,000)

NOTE 7             SUBSEQUENT EVENTS:

On January 3, 2007, we commenced a modified “Dutch Auction” tender offer to purchase shares of Sport-Haley, Inc. common stock at a price neither greater than $5.30 nor less than $4.80 per share, net in cash. Pursuant to the terms of the Offer to Purchase, which was filed with the Securities and Exchange Commission (“SEC” and “Commission”) on January 3, 2007, and subsequently distributed to shareholders, we offered to purchase up to 472,000 shares that were properly tendered and not withdrawn prior to the expiration of the offer at 12:00 midnight Eastern Time on February 1, 2007. The Offer to Purchase required us to analyze the total number of shares tendered and the prices specified by the tendering shareholders and to determine the lowest price per share within the stated range that enabled us to purchase up to 472,000 shares. The tender offer was not contingent upon any minimum number of shares being tendered and was subject to a number of other terms and conditions specified in the Offer to Purchase.

We engaged Computershare Trust Company, the transfer agent for our common stock, to serve as the Depositary for the tender offer. None of the Company, our Board of Directors or the Depositary made any recommendation to any shareholder as to whether to tender or refrain from tendering any shares or as to the price or prices at which shareholders chose to tender shares. The members of the Board of Directors and executive officers of the Company each advised that they did not intend to tender in the offer shares they held individually or through an affiliated entity. Shareholders were urged to read the Tender Offer Statement on Schedule TO, which included as exhibits the Offer to Purchase and the related Letter of Transmittal, as well as any amendments or supplements to the Tender Offer Statement when they became available. On January 12, 2007, we submitted an amended Schedule TO and an amended Offer to Purchase to the Commission. We filed further amendments to the Schedule TO on February 6 and February 9, 2007.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2007, the Depositary provided us with the final tabulation of the tender offer results. In total, 1,357,698 shares were properly tendered and not withdrawn at prices from $4.80 to $5.30 per share. Of the total, 485,762 shares were tendered at $4.80 per share, which exceeded by 13,762 shares the 472,000 shares we sought in the tender offer. In Section 1 of the Offer to Purchase, we reserved the right, in our sole discretion, to purchase in the tender offer an additional number of shares over the 472,000 shares we sought in the tender offer, not to exceed 2% of our outstanding common shares, without amending or extending the tender offer. On February 7, 2007, we exercised our right, under Section 1 of the Offer to Purchase and applicable SEC regulations, to accept for purchase all 485,762 shares tendered at $4.80 per share, without proration. The 485,762 shares accepted for purchase in the tender offer represent approximately 17½ percent of the common shares outstanding as of January 3, 2007.

On February 8, 2007, we transferred $2,332,000 to the Depositary to fund the purchase of 485,762 shares of our common stock at a price of $4.80 per share. The Depositary was instructed to promptly pay for the shares accepted for purchase in the tender offer and to return all other shares tendered which were not accepted for purchase or withdrawn. Upon completion of the tender offer, Sport-Haley, Inc. will have 2,284,490 shares of common stock outstanding.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe”, and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of an increasing relative percentage of sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; establishing markets for our Top-Flite® apparel which provide the annual sales amount required by Callaway to satisfy the minimum royalty payments due in accordance with the license agreement for Top-Flite® apparel; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity or significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers; unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person, responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2006. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statement. The reader should not place undue reliance on any forward-looking statement. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future event or development, except as required by securities laws.

All references to fiscal years are references to Sport-Haley’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. We are represented by a network of independent wholesale sales representatives and employ two regional sales managers, each with responsibilities for both of our fashion apparel labels. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY® and Ben Hogan® fashion apparel collections on our behalf.

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

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Many of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We had presented a newly designed line of Top-Flite® apparel to Wal-Mart in early September 2006 which consisted of garments primarily comprised of a variety of performance fabrics. We believe there are several other markets suitable for Top-Flite® branded golf apparel, and we have begun to aggressively market our newly designed Top-Flite® apparel line to a number of mass retailers and other big-box type high sales volume retail stores. While we expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, to date we have not received any orders for our new Top-Flite® apparel from such retailers. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year. We distribute Top-Flite® branded apparel pursuant to our licensing agreement with Callaway.

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

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Excess fashion apparel inventories, consisting of discontinued or aging merchandise, are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market excess fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write downs due to the obsolescence of excess inventories. We perform analyses on a quarterly basis to identify unsold excess inventories and adjust our reserves for inventory obsolescence to reduce the carrying value of excess inventories to their estimated net realizable value, which is estimated based on management’s disposition plans and historical experiences. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities per specific customer orders.

During the quarter and six months ended December 31, 2006, we recorded fashion apparel inventory write-downs of $73,000 and $122,000, respectively. We did not record a write-down with regard to branded apparel inventories during the three months or six months ended December 31, 2006.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at December 31, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At December 31, 2006, our allowance for doubtful accounts totaled $371,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At December 31, 2006, our allowance for sales returns was $155,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

RECENT PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in an income tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are required to adopt FIN 48 effective July 1, 2007. The cumulative effect of initial adoption of FIN 48, if any, will be recorded as an adjustment to beginning retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact that FIN 48 will have on our financial condition and the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and the balance sheet amounts as of December 31, 2006, may be more meaningful when compared with the amounts as of December 31, 2005, rather than with the amounts at June 30, 2006.

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

Our net accounts receivable decreased by $1,291,000, or 33%, to $2,659,000 at December 31, 2006, from $3,950,000 at June 30, 2006. When compared with the December 31, 2005, balance, our net accounts receivable balance at December 31, 2006, decreased by $64,000, or 2%, from $2,723,000. Historically, a significant number of our customers close their businesses for the winter months, beginning in October or November of each year. Because many of those business owners prefer to settle their outstanding account balances prior to closing for the winter, our net accounts receivable balance generally declines during our second fiscal quarter. Changes in our accounts receivable balances and related allowances provided operating cash of $1,291,000 and $1,772,000 for the six-month periods ended December 31, 2006 and 2005, respectively.

Our fashion apparel inventories increased by $262,000, or 5%, from $4,775,000 at June 30, 2006, to $5,037,000 at December 31, 2006. However, our inventory requirements are highly cyclical in nature. When compared with the balance of $5,110,000 at December 31, 2005, our inventories at December 31, 2006, declined by $73,000, or 1%, which is indicative that methods we implemented previously have helped us optimize the quantities of fashion apparel inventories on hand at any point in time. Our finished goods inventories may fluctuate from period to period due to the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished goods at December 31, 2006, June 30, 2006, and December 31, 2005, totaled approximately $658,000, $585,000 and $750,000 respectively. Changes in our inventory balances used operating cash of $262,000 and $957,000 for the six-month periods ended December 31, 2006 and 2005, respectively.

Our continued reliance on foreign suppliers sustains the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our significant reliance on certain foreign suppliers sustains the risk that we would be left with inadequate or unsatisfactory recourse should the goods received from a foreign supplier be nonconforming.

Accounts payable and accrued expenses decreased by $1,224,000, or 41%, at December 31, 2006, to $1,732,000 from $2,956,000 at June 30, 2006. Accounts payable and accrued expenses increased by $134,000, or 8%, from $1,598,000 at December 31, 2005. The increase of $134,000 when comparing the balance at December 31, 2006, with the balance at December 31, 2005, primarily related to our accounts payable and accrued expenses balance with regard to branded apparel of $257,000 at December 31, 2006, as compared with $0 at December 31, 2005. Our accounts payable and accrued expenses balance with regard to fashion apparel was $1,475,000 at December 31, 2006, a decrease of $123,000, or 8%, when compared with the balance of $1,598,000 at December 31, 2005, primarily attributable to a $128,000 decrease in accrued payroll expenses. Included in accrued payroll expenses at December 31, 2005, was the balance of $367,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at December 31, 2006, accrued payroll expenses included the balance of $203,000 in severance and other compensation payable to our former chief executive officer.

Due to the combination of the factors discussed above, and others, during the six months ended December 31, 2006, our operating activities used cash of $737,000. Comparatively, during the six months ended December 31, 2005, our operating activities provided cash of $306,000.

For the six months ended December 31, 2006, investing activities used cash of $394,000. Comparatively, for the six months ended December 31, 2005, investing activities provided cash of $7,000. As previously reported, on September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. The transaction with Explorer Gear caused us to record $270,000 in goodwill with respect to the purchase, which was calculated as the purchase price less loans and accrued interest payable to Explorer Gear as of the purchase date and less the capital balance of Explorer Gear as of the purchase date after allocation of their proportionate share of Reserve Apparel’s loss for the period ended on the purchase date. During the six months ended December 31, 2006, we expended $19,000 for the purchase of property and equipment, and $147,000 in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At December 31, 2006, we did not have any balances due on the line of credit, but we had $2,356,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2007. We also have alternative sources of financing, including the factoring of customer accounts receivable. We do not anticipate drawing on the line of credit or using alternative sources of financing during the remainder of fiscal 2007. However, our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, potential cash requirements related to the operations of Reserve Apparel and various other factors.

RESULTS OF OPERATIONS

Our business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales for the three months ended December 31, 2006, were $4,190,000, a decrease of $239,000, or 5%, from net sales of $4,429,000 for the comparable three-month period in the prior fiscal year. Net sales for the six months ended December 31, 2006, were $8,863,000, an increase of $423,000, or 5%, from net sales of $8,440,000 for the comparable six-month period in the prior fiscal year. The comparative differences were attributable to increases in sales of SPORT HALEY® fashion apparel combined with greater comparative decreases in sales of Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $1,872,000 and $1,437,000 for the three months ended December 31, 2006 and 2005, an increase of $435,000, or 30%, and $3,178,000 and $2,919,000, an increase of $259,000, or 9%, for the six months ended December 31, 2006 and 2005, respectively. Market conditions for women’s fashion apparel appear to be improving, because we continue to experience slight increases in advance orders for our women’s collections. Net sales of our Ben Hogan® fashion apparel collections were $2,175,000 and $2,841,000 for the three months ended December 31, 2006 and 2005, a decrease of $666,000, or 23%, and $4,223,000 and $5,189,000, a decrease of $966,000, or 19%, for the six months ended December 31, 2006 and 2005, respectively. While intense competition for floor space remains within the markets for our fashion apparel collections, especially with regard to men’s fashion apparel, the majority of the decreases in sales of Ben Hogan® fashion apparel collections between the respective periods relate to a $913,000 sale to a major retailer in December 2005. We did not record such a sale in either the three-month or six-month periods ended December 31, 2006. Ben Hogan® apparel is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, which we consider to be a key component of our business strategies.

Net sales of Top-Flite® branded apparel were $1,185,000 for the six months ended December 31, 2006. We began shipping Top-Flite® branded men’s golf apparel to Wal-Mart in March 2006, therefore we did not record any sales of Top-Flite® branded apparel during the comparative six-month period ended December 31, 2005. Net sales of branded apparel for the six months ended December 31, 2006, were comprised of sales to Wal-Mart of $1,000,000 and sales of $185,000 to other markets for the disposition of our remaining branded apparel inventories. As previously reported, in late September 2006, Wal-Mart discontinued purchasing Top-Flite® branded golf apparel from us, opting instead to develop a line of golf apparel under a private label. We believe there are several other markets for Top-Flite® branded golf apparel, and we have continued to aggressively market the new Top-Flite® apparel line to a number of other mass retailers and other big-box type high sales volume retail stores. While we expect to develop a business relationship with one or more mass retailer or big-box type store, to date we have not received any orders for Top-Flite® apparel from such retailers. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year. We distribute Top-Flite® branded apparel pursuant to our licensing agreement with Callaway for such apparel.

Gross profit, as a percentage of net sales, was 37% for the three months ended December 31, 2006, and 37% for the same three-month period in the prior fiscal year. Gross profit, as a percentage of net sales, was 34% for the six-month period ended December 31, 2006, and 35% for the same six-month period in the prior fiscal year. Our gross profit is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the six months ended December 31, 2006, we recorded net sales of $366,000 and loss of $143,000, which included net sales $184,000 and loss of $118,000 during the three months ended December 31, 2006, with regard to the disposition of incomplete size runs from our fall 2006 selling season inventories for Ben Hogan® apparel collections. Comparatively, for the six months ended December 31, 2005, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess fashion apparel inventories. The valuation of inventories to the lower of cost or market negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our gross profit was negatively impacted by $73,000 and $122,000 for the quarter and six months ended December 31, 2006, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, our gross profit was negatively impacted by $129,000 and $194,000 for the quarter and six months ended December 31, 2005, by similar lower of cost or market adjustments.

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

Our gross margins with respect to net sales of our SPORT HALEY® and Ben Hogan® fashion golf apparel were 37% and 36% for the three months and six months ended December 31, 2006, respectively, and were 37% and 35% for the three months and six months ended December 31, 2005, respectively. Our gross margins with respect to net sales of Top-Flite® branded apparel for the three months and six months ended December 31, 2006, were 0% and 25%, respectively.

Selling, general and administrative expenses increased by $253,000, or 18%, to $1,691,000 for the three months ended December 31, 2006, from $1,438,000 for the same three-month period in the prior fiscal year. Selling, general and administrative expenses increased by $250,000, or 8%, to $3,412,000 for the six months ended December 31, 2006, from $3,162,000 for the comparable six-month period in the prior fiscal year. The differences were attributable to increases in the selling, general and administrative expenses with regard to our fashion apparel segment plus the consolidation of the selling, general and administrative expenses of our branded apparel segment. Selling, general and administrative expenses for the three months ended December 31, 2006, with regard to our fashion apparel segment, increased to

$1,623,000 from $1,438,000 for the three months ended December 31, 2005. Selling, general and administrative expenses for the six months ended December 31, 2006, with regard to our fashion apparel segment increased to $3,206,000 from $3,162,000 for the six months ended December 31, 2005. The overall differences were primarily attributable to comparative increases in sales commissions, executive compensation, advertising expenses and various other factors between the respective periods. Sales commissions increased for the three months ended December 31, 2006, because primarily all of our net sales of fashion apparel for the three-month period were commissionable, but comparatively our net sales of fashion apparel for the three months ended December 31, 2005, included a $913,000 sale to a major retailer upon which no sales commission was due. Increases in executive compensation related to comparatively higher salaries paid to our chief executive and other officers and key employees in the six months ended December 31, 2006, plus salary paid to an executive we hired in August 2006 to implement corporate sales initiatives. Increases in advertising expenses primarily related to greater expenditures for print advertising in professional golf publications in the six months ended December 31, 2006, as compared with the corresponding six-month period in the prior fiscal year. Selling, general and administrative expenses were $67,000 and $206,000 with regard to our branded apparel segment for the three months and six months ended December 31, 2006, respectively. We did not incur any selling, general and administrative expenses with regard to our branded apparel during the six months ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel segment were approximately 42% and 37% for the six months ended December 31, 2006 and 2005, respectively. As a percentage of net sales, selling, general and administrative expenses with regard to our branded apparel segment were 17% and 0% for the six months ended December 31, 2006 and 2005, respectively.

We recorded royalty expense of $152,000 and $175,000 for the three months ended December 31, 2006 and 2005, with regard to net sales of fashion golf apparel, respectively. We recorded royalty expense of $298,000 and $338,000 for the six months ended December 31, 2006 and 2005, with regard to net sales of fashion golf apparel, respectively. We recorded royalty expense of $0 and $64,000 with respect to net sales of branded golf apparel for the three months and six months ended December 31, 2006, respectively. We did not record any royalty expense with regard to sales of branded golf apparel during the six months ended December 31, 2005. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label and branded apparel bearing the Top-Flite® label.

Other income, net, was $84,000 for the three months ended December 31, 2006, an increase of $7,000, or 9%, from $77,000 for the comparable three-month period in the prior fiscal year. Other income, net, was $162,000 for the six months ended December 31, 2006, an increase of $32,000, or 28%, from $130,000 for the comparable six-month period in the prior fiscal year. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The increases were generally attributable to higher rates of interest earned during the respective periods ended December 31, 2006, than had been earned during the comparable periods in the prior fiscal year.

Net loss for the three months ended December 31, 2006, was ($221,000), a difference of ($320,000), or 323%, as compared with the net income of $99,000 for the comparable period in the prior fiscal year. Net loss for the six months ended December 31, 2006, was ($618,000), a difference of ($189,000), or 44%, as compared with the net loss of ($429,000) for the comparable period in the prior fiscal year. We had federal and state net operating loss carry forwards of $6,371,000 and $8,562,000 at December 31, 2006, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at December 31, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month and six-month periods ended December 31, 2006.

Basic earnings (loss) per common share were ($0.08) and $0.04 for the three-month periods and were ($0.22) and ($0.16) for the six-month periods ended December 31, 2006 and 2005, respectively. Diluted earnings (loss) per common share were ($0.08) and $0.03 for the three-month periods and were ($0.22) and ($0.16) for the six-month periods ended December 31, 2006 and 2005, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Our book value per outstanding common share was $5.20 at December 31, 2006, $5.42 at June 30, 2006, and $5.67 at December 31, 2005.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from September 30, 2006.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $3,000,000 collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at December 31, 2006. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $2,356,000 at December 31, 2006. We do not use derivative financial instruments to manage interest rate risk.

From time to time, we maintain short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. Our cash balances held at financial institutions regularly exceed federally insured limits.

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

(b)  Changes in Internal Controls Over Financial Reporting

During the second quarter of fiscal 2007, we did not institute any significant changes in internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 1A      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2006.

ITEM 5         OTHER INFORMATION

On January 3, 2007, we commenced a modified “Dutch Auction” tender offer to purchase shares of Sport-Haley, Inc. common stock at a price neither greater than $5.30 nor less than $4.80 per share, net in cash. Pursuant to the terms of the Offer to Purchase, which was filed with the Securities and Exchange Commission (“SEC” and “Commission”) on January 3, 2007, and subsequently distributed to shareholders, we offered to purchase up to 472,000 shares that were properly tendered and not withdrawn prior to the expiration of the offer at 12:00 midnight Eastern Time on February 1, 2007. The Offer to Purchase required us to analyze the total number of shares tendered and the prices specified by the tendering shareholders and to determine the lowest price per share within the stated range that enabled us to purchase up to 472,000 shares. The tender offer was not contingent upon any minimum number of shares being tendered and was subject to a number of other terms and conditions specified in the Offer to Purchase.

We engaged Computershare Trust Company, the transfer agent for our common stock, to serve as the Depositary for the tender offer. None of the Company, our Board of Directors or the Depositary made any recommendation to any shareholder as to whether to tender or refrain from tendering any shares or as to the price or prices at which shareholders chose to tender shares. The members of the Board of Directors and executive officers of the Company each advised that they did not intend to tender in the offer shares they held individually or through an affiliated entity. Shareholders were urged to read the Tender Offer Statement on Schedule TO, which included as exhibits the Offer to Purchase and the related Letter of Transmittal, as well as any amendments or supplements to the Tender Offer Statement when they became available. On January 12, 2007, we submitted an amended Schedule TO and an amended Offer to Purchase to the Commission. We filed further amendments to the Schedule TO on February 6 and February 9, 2007.

On February 6, 2007, the Depositary provided us with the final tabulation of the tender offer results. In total, 1,357,698 shares were properly tendered and not withdrawn at prices from $4.80 to $5.30 per share. Of the total, 485,762 shares were tendered at $4.80 per share, which exceeded by 13,762 shares the 472,000 shares we sought in the tender offer. In Section 1 of the Offer to Purchase, we reserved the right, in our sole discretion, to purchase in the tender offer an additional number of shares over the 472,000 shares we sought in the tender offer, not to exceed 2% of our outstanding common shares, without amending or extending the tender offer. On February 7, 2007, we exercised our right, under Section 1 of the Offer to Purchase and applicable SEC regulations, to accept for purchase all 485,762 shares tendered at $4.80 per share, without proration. The 485,762 shares accepted for purchase in the tender offer represent approximately 17½ percent of the common shares outstanding as of January 3, 2007.

On February 8, 2007, we transferred $2,332,000 to the Depositary to fund the purchase of 485,762 shares of our common stock at a price of $4.80 per share. The Depositary was instructed to promptly pay for the shares accepted for purchase in the tender offer and to return all other shares tendered which were not accepted for purchase or withdrawn. Upon completion of the tender offer, Sport-Haley, Inc. will have 2,284,490 shares of common stock outstanding.

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

SPORT-HALEY, INC.
(Registrant)

Date: February 12, 2007	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)