Form 10-Q
period 2007-03-31
SPORT HALEY INC
filed 2007-05-14
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$3,533,000	$8,492,000
Accounts receivable, net of allowances of $391,000 and $446,000, respectively	3,838,000	3,950,000
Inventories	5,400,000	4,775,000
Prepaid expenses and other	167,000	194,000
Total current assets	12,938,000	17,411,000

Property and equipment, net	450,000	613,000
Goodwill	270,000	—
Other assets	3,000	3,000

Total Assets	$13,661,000	$18,027,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018,000	$1,836,000
Accrued royalties payable	196,000	386,000
Accrued commissions payable	201,000	211,000
Accrued payroll	253,000	386,000
Other	146,000	137,000
Total current liabilities	1,814,000	2,956,000
Long-Term Liabilities:
Loan payable to affiliate	—	34,000
Total long-term liabilities	—	34,000

Commitments and Contingencies (Note 4)	—	—
Total Liabilities	1,814,000	2,990,000
Minority Interest	—	22,000
Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 and 2,770,252 shares issued and outstanding, respectively	8,481,000	10,813,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	1,745,000	2,581,000
Total shareholders’ equity	11,847,000	15,015,000

Total Liabilities and Shareholders’ Equity	$13,661,000	$18,027,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,273,000	$4,656,000	$14,136,000	$13,096,000

Cost of goods sold	3,404,000	2,828,000	9,088,000	8,132,000
Impairments	4,000	91,000	126,000	285,000
Total cost of goods sold	3,408,000	2,919,000	9,214,000	8,417,000

Gross profit	1,865,000	1,737,000	4,922,000	4,679,000

Other Operating Costs:
Selling, general and administrative expenses	1,947,000	1,959,000	5,359,000	5,121,000
Royalty expense	196,000	203,000	558,000	541,000
Total other operating costs	2,143,000	2,162,000	5,917,000	5,662,000

Loss from operations	(278,000)	(425,000)	(995,000)	(983,000)

Other income, net	71,000	237,000	233,000	367,000

Loss before minority interest in subsidiary net income and provision for income taxes	(207,000)	(188,000)	(762,000)	(616,000)

Minority interest in subsidiary net income	—	—	(46,000)	—

Provision for income taxes	(11,000)	(2,000)	(28,000)	(3,000)

Net loss	$(218,000)	$(190,000)	$(836,000)	$(619,000)

Basic and diluted loss per common share	$(0.09)	$(0.07)	$(0.31)	$(0.23)

Basic and diluted weighted average shares outstanding	2,490,000	2,770,000	2,678,000	2,742,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(836,000)	$(619,000)
Adjustments to reconcile net loss to net cash used by operating activities:	202,000	247,000
Depreciation and amortization
Impairments and write-downs	126,000	285,000
Allowance for doubtful accounts	(27,000)	29,000
Common stock options	—	31,000
Gain/Loss on sale of fixed assets	—	12,000
Minority interest	49,000	—
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	139,000	1,447,000
Inventories	(751,000)	(3,288,000)
Other assets	27,000	21,000
Accounts payable	(818,000)	900,000
Accrued commissions and other expenses	(324,000)	(277,000)
Net cash used by operating activities	(2,213,000)	(1,212,000)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	16,000
Purchase of fixed assets	(39,000)	(27,000)
Purchase of minority interest	(375,000)	—
Net cash used by investing activities	(414,000)	(11,000)

Cash flows from financing activities:
Net proceeds from minority interest loan	—	256,000
Net proceeds from issuance of common stock	—	353,000
Repurchase common stock	(2,332,000)	—
Net cash provided (used) by financing activities	(2,332,000)	609,000

Net decrease in cash and cash equivalents	(4,959,000)	(614,000)

Cash and cash equivalents, beginning	8,492,000	7,721,000

Cash and cash equivalents, ending	$3,533,000	$7,107,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,000	$3,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company,” “we,” “us” or “our.”

Nature of Operations – Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

Reserve Apparel, formed in November 2005, designs, purchases or contracts for the manufacture of, markets and distributes branded golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box type high sales volume retail stores. Top-Flite® branded golf apparel is distributed per the terms of a license agreement with Callaway. In accordance with its operating agreement, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% membership interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Because Explorer Gear had contributed no equity capital to Reserve Apparel as of March 31, 2006, our condensed consolidated financial statements for the three months and nine months ended March 31, 2006, included the entire loss of Reserve Apparel in accordance with ARB No. 51. Had Explorer Gear contributed sufficient equity capital to offset its proportionate share of the Reserve Apparel loss, $73,000 would have been allocated to Explorer Gear as its proportionate share of the loss for the three-month and nine-month periods ended March 31, 2006, and the consolidated loss reported by Sport Haley would have been $73,000 less for the three months and nine months ended March 31, 2006.

Condensed Consolidated Financial Statements - The accompanying condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this report on Form 10-Q should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2006, included in the Company’s filing on Form 10-K.

Reclassification – Certain prior period amounts have been reclassified to conform to the March 31, 2007, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

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

At March 31, 2007, there were outstanding options to purchase 593,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between November 2007 and January 2013. No options were exercised and 85,000 options expired during the nine months ended March 31, 2007.

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

Prior to July 1, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant. The expected life was determined based upon the Plan’s vesting period and exercise behavior of the employees.

Upon our adoption of the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, we recorded $31,000 in stock-based compensation expense during the three months ended September 30, 2005, using the fair value method. We have not been required to record any additional stock-based compensation expense since September 30, 2005, as all employee-related options are now fully vested. Therefore, we have omitted the comparison of pro forma amounts of net income (loss) and net income (loss) per share applicable to common stock for the three months and nine months ended March 31, 2007 and 2006, respectively.

Recent Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value as of specific election dates. The fair value option: (i) may generally be applied instrument by instrument; (ii) is irrevocable unless a new election date occurs; and, (iii) must be applied to the entire instrument and not to only a portion of the instrument. Most of the provisions of SFAS 159 are elective. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own securities that are classified as trading or available for sale. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted if the entity: (i) chooses early adoption within the first 120 days of its fiscal year; (ii) has not yet issued financial statements for any interim period of such fiscal year; and (iii) elects to apply the provisions of FASB No. 157, “Fair Value Measurements.” We have not determined whether we will elect early adoption, and we have not evaluated the impact, if any, on our financial condition or the results of our operations that may be caused by our adoption of SFAS 159.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in an income tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are required to adopt FIN 48 effective July 1, 2007. The cumulative effect of initial adoption of FIN 48, if any, will be recorded as an adjustment to beginning retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact that FIN 48 will have on our financial condition and the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2             INVENTORIES

	March 31,	June 30,
	2007	2006
Inventories consisted of the following:
Component	$202,000	$366,000
Finished goods	5,198,000	4,409,000

	$5,400,000	$4,475,000

Included in finished goods inventories are allowances for write-downs of $50,000 and $276,000 as of March 31, 2007, and June 30, 2006, respectively.

NOTE 3             LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. At March 31, 2007, and June 30, 2006, respectively, we did not have any balances due on the line of credit.

NOTE 4             COMMITMENTS AND CONTINGENCIES

At March 31, 2007, and June 30, 2006, we had $810,000 and $509,000, respectively, in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

NOTE 5             SHAREHOLDERS’ EQUITY

On January 3, 2007, we commenced a modified “Dutch Auction” tender offer to purchase shares of our common stock at a price neither greater than $5.30 nor less than $4.80 per share, net in cash. Pursuant to the terms of the Offer to Purchase, which was filed with the Securities and Exchange Commission (the “SEC” or “Commission”) on January 3, 2007, and subsequently distributed to shareholders, we offered to purchase up to 472,000 shares that were properly tendered and not withdrawn prior to the expiration of the offer at 12:00 midnight Eastern Time on February 1, 2007. The Offer to Purchase required us to analyze the total number of shares tendered and the prices specified by the tendering shareholders and to determine the lowest price per share within the stated range that enabled us to purchase up to 472,000 shares. The tender offer was not contingent upon any minimum number of shares being tendered and was subject to a number of other terms and conditions specified in the Offer to Purchase.

We engaged Computershare Trust Company, the transfer agent for our common stock, to serve as the Depositary for the tender offer. None of the Company, our Board of Directors or the Depositary made any recommendation to any shareholder as to whether to tender or refrain from tendering any shares or as to the price or prices at which shareholders chose to tender shares. Our Board of Directors and executive officers each advised that they did not intend to tender in the offer shares they held individually or through an affiliated entity. Shareholders were urged to read the Tender Offer Statement on Schedule TO, which included as exhibits the Offer to Purchase and the related Letter of Transmittal, as well as any amendments or supplements to the Tender Offer Statement when they became available. On January 12, 2007, we submitted an amended Schedule TO and an amended Offer to Purchase to the Commission. We filed further amendments to the Schedule TO on February 6 and February 9, 2007.

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

On February 8, 2007, we transferred $2,332,000 to the Depositary to fund the purchase of 485,762 shares of our common stock at a price of $4.80 per share. The Depositary was instructed to promptly pay for the shares accepted for purchase in the tender offer and to return all other shares tendered which were not accepted for purchase or withdrawn. Upon completion of the tender offer, we had 2,284,490 shares of common stock outstanding.

NOTE 6             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(218,000)	2,490,000	$(0.09)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(218,000)	2,490,000	$(0.09)

	Nine Months ended March 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(836,000)	2,678,000	$(0.31)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(836,000)	2,678,000	$(0.31)

	Three Months ended March 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(190,000)	2,770,000	$(0.07)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(190,000)	2,770,000	$(0.07)

	Nine Months ended March 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(619,000)	2,742,000	$(0.23)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(619,000)	2,742,000	$(0.23)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 7             SEGMENT INFORMATION

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

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our new Top-Flite® apparel line to a number of other mass retailers and certain big-box type high sales volume retail stores. We expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, and to date we have received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores. Based upon our recent discussions, Callaway has given us verbal approval to distribute Top-Flite® apparel to this retailer, and we expect that Callaway will also provide us with written approval in response to our request to expand our allowable channels of distribution to this and several other potential customers for Top-Flite® apparel. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year. However, we expect that we will resume distributing Top-Flite® apparel in approximately September 2007.

Condensed consolidated balance sheets information and condensed consolidated statements of operations for each of our segments are presented in the tables below. The first sales of Top-Flite® branded apparel were made in March 2006. We did not record any sales of Top-Flite® apparel during the three months ended March 31, 2007.

Condensed Consolidated Balance Sheets Segment Information as of March 31, 2007, and June 30, 2006:

	March 31, 2007		June 30, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel
	(Unaudited)	(Unaudited)
Cash and cash equivalents	$3,475,000	$58,000	$6,590,000	$1,902,000
Accounts receivable, net of allowances	$3,485,000	$353,000	$3,194,000	$756,000
Inventories	$5,400,000	$—	$4,440,000	$335,000
Total assets	$13,250,000	$411,000	$15,034,000	$2,993,000
Total current liabilities	$1,574,000	$240,000	$1,944,000	$1,012,000

Condensed Consolidated Statements of Operation Segment Information for the Three Months and Nine Months Ended March 31, 2007:

	Three Months Ended		Nine Months Ended
	March 31, 2007		March 31, 2007
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$5,270,000	$3,000	$12,948,000	$1,188,000
Cost of goods sold	$3,404,000	$—	$8,203,000	$885,000
Impairments	$4,000	$—	$126,000	$—
Gross profit	$1,862,000	$3,000	$4,619,000	$303,000
Selling, general and administrative expenses	$1,852,000	$95,000	$5,058,000	$301,000
Royalty expense	$196,000	$—	$494,000	$64,000
Income (loss) from operations	$(186,000)	$(92,000)	$(933,000)	$(62,000)
Net income (loss)	$(122,000)	$(96,000)	$(812,000)	$(24,000)

Condensed Consolidated Statements of Operation Segment Information for the Three Months and Nine Months Ended March 31, 2006:

	Three Months Ended		Nine Months Ended
	March 31, 2006		March 31, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$4,210,000	$446,000	$12,650,000	$446,000
Cost of goods sold	$2,400,000	$428,000	$7,704,000	$428,000
Impairments	$91,000	$—	$285,000	$—
Gross profit	$1,719,000	$18,000	$4,661,000	$18,000
Selling, general and administrative expenses	$1,821,000	$138,000	$4,983,000	$138,000
Royalty expense	$176,000	$27,000	$514,000	$27,000
Income (loss) from operations	$(278,000)	$(147,000)	$(836,000)	$(147,000)
Net income (loss)	$(43,000)	$(147,000)	$(472,000)	$(147,000)

Financial information about geographic areas - Currently, the Company’s revenues, from either operating segment, derived from sales to customers outside the United States are immaterial.

NOTE 8             LEGAL PROCEEDINGS

In March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief.

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

All references to fiscal years are references to Sport Haley’s fiscal year, which ends on June 30.

OVERVIEW

Sport Haley designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. We are represented by a network of independent wholesale sales representatives and employ two regional sales managers, each with responsibilities for both of our fashion apparel labels. Most of the independent wholesale sales representatives solicit sales of both SPORT HALEY® and Ben Hogan® fashion apparel collections on our behalf.

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel includes a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair, our Vice President – Merchandising and Design, has provided direction for the SPORT HALEY® brand for over 14 years. Ms. Blair recognized that fashion designs within the women’s golf apparel market were trending toward technical performance fabrics and more athletic styling and began designing our women’s fashion apparel to include moisture wicking fabrics such as AEROCool and Dry-Tech 18 and to include a larger selection of more leading edge, younger looking, athletic style garments. The technical performance fabrics and athletic style garments have been well received by our customers.

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

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Many of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our new Top-Flite® apparel line to a number of other mass retailers and certain big-box type high sales volume retail stores. We expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, and to date we have received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year. However, we expect that we will resume distributing Top-Flite® apparel in approximately September 2007. We distribute Top-Flite® branded apparel pursuant to our licensing agreement with Callaway.

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

During the three months and nine months ended March 31, 2007, we recorded fashion apparel inventory write-downs of $4,000 and $126,000, respectively. We did not record a write-down with regard to branded apparel inventories during the three months or nine months ended March 31, 2007.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at March 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At March 31, 2007, our allowance for doubtful accounts totaled $236,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At March 31, 2007, our allowance for sales returns was $155,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value as of specific election dates. The fair value option: (i) may generally be applied instrument by instrument; (ii) is irrevocable unless a new election date occurs; and, (iii) must be applied to the entire instrument and not to only a portion of the instrument. Most of the provisions of SFAS 159 are elective. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own securities that are classified as trading or available for sale. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted if the entity: (i) chooses early adoption within the first 120 days of its fiscal year; (ii) has not yet issued financial statements for any interim period of such fiscal year; and (iii) elects to apply the provisions of FASB No. 157, “Fair Value Measurements.” We have not determined whether we will elect early adoption, and we have not evaluated the impact, if any, on our financial condition or the results of our operations that may be caused by our adoption of SFAS 159.

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

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and the balance sheet amounts as of March 31, 2007, may be more meaningful when compared with the balance sheet amounts as of March 31, 2006, rather than with the balance sheet amounts at June 30, 2006.

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

Our net accounts receivable decreased by $112,000 to $3,838,000 at March 31, 2007, from $3,950,000 at June 30, 2006. When compared with the March 31, 2006, balance, the net accounts receivable balance at March 31, 2007, increased by $819,000, or 27%, while net sales for the comparable periods increased by 13%, from $4,656,000 for the three months ended March 31, 2006, to $5,273,000 for the three months ended March 31, 2007. The $819,000 comparable difference primarily relates to a sale totaling $893,000 to a major retailer during the three months ended March 31, 2007. We recorded a comparable sale of $913,000 to the same retailer in December 2005. For the nine-month periods ended March 31, 2007 and 2006, respectively, changes in our accounts receivable balances and related allowances provided operating cash of $112,000 and $1,476,000.

Our fashion apparel inventories increased by $625,000, or 13%, from $4,775,000 at June 30, 2006, to $5,400,000 at March 31, 2007. Our finished goods inventories generally increase during our fiscal quarter ended March 31 when compared with the June 30 balance in the previous fiscal year. We generally receive a substantial amount of inventory at or near the end of our March 31 fiscal quarter in order to fulfill orders for fall merchandise which we begin shipping in early May of each year. However, our inventory requirements are highly cyclical in nature. When compared with the balance of $6,517,000 at March 31, 2006, the balance of our fashion apparel inventories at March 31, 2007, declined by $1,117,000, or 17%, which is indicative that methods we implemented previously have helped us optimize the quantities of fashion apparel inventories on hand at any point in time. Our finished goods inventories may also fluctuate from period to period due to the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished fashion apparel inventories at March 31, 2007, June 30, 2006, and March 31, 2006, totaled $1,168,000, $585,000 and $1,086,000 respectively. Changes in our inventory balances used operating cash of $625,000 and $3,003,000 for the nine-month periods ended March 31, 2007 and 2006, respectively.

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

Accounts payable and accrued expenses decreased by $1,142,000, or 39%, to $1,814,000 at March 31, 2007, from $2,956,000 at June 30, 2006. Accounts payable and accrued expenses decreased by $560,000, or 24%, from $2,374,000 at March 31, 2006. The decrease of $560,000 when comparing the balance at March 31, 2007, with the balance at March 31, 2006, included a decrease of $136,000 in accrued payroll expenses between the comparative periods. At March 31, 2007, our accrued payroll expenses included the balance of $162,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at March 31, 2006, accrued payroll expenses included the balance of $326,000 in severance and other compensation payable to the former chief executive officer.

Due to the combination of the factors discussed above and others, our operating activities used cash of $2,213,000 during the nine months ended March 31, 2007. Comparatively, during the nine months ended March 31, 2006, our operating activities used cash of $1,212,000.

For the nine months ended March 31, 2007, investing activities used cash of $414,000. Comparatively, for the nine months ended March 31, 2006, investing activities used cash of $11,000. As previously reported, on September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. The transaction with Explorer Gear caused us to record $270,000 in goodwill with respect to the purchase, which was calculated as the purchase price less loans and accrued interest payable to Explorer Gear as of the purchase date and less the capital balance of Explorer Gear as of the purchase date after allocation of their proportionate share of Reserve Apparel’s loss for the period ended on the purchase date. During the nine months ended March 31, 2007, we expended $39,000 for the purchase of property and equipment, and $202,000 in depreciation and amortization was charged to current operations.

For the nine months ended March 31, 2007, financing activities used cash of $2,332,000. Comparatively, for the nine months ended March 31, 2006, financing activities provided cash of $609,000. On January 3, 2007, we commenced a modified “Dutch Auction” tender offer to purchase shares of our common stock at a price neither greater than $5.30 nor less than $4.80 per share, net in cash. Pursuant to the terms of the Offer to Purchase, we offered to purchase up to 472,000 shares that were properly tendered and not withdrawn prior to the expiration of the offer at 12:00 midnight Eastern Time on February 1, 2007. The tender offer was not contingent upon any minimum number of shares being tendered and was subject to a number of other terms and conditions specified in the Offer to Purchase. In total, 1,357,698 shares were properly tendered and not withdrawn at prices from $4.80 to $5.30 per share. Of the total, 485,762 shares were tendered at $4.80 per share, which exceeded by 13,762 shares the 472,000 shares we sought in the tender offer. Pursuant the Offer to Purchase and applicable SEC regulations, we accepted for purchase all 485,762 shares tendered at $4.80 per share, without proration. The 485,762 shares accepted for purchase in the tender offer represented approximately 17½ percent of the common shares outstanding as of January 3, 2007. On February 8, 2007, we transferred $2,332,000 to the Depositary to fund the purchase of 485,762 shares of our common stock at a price of $4.80 per share. Upon completion of the tender offer, we had 2,284,490 shares of common stock outstanding.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At March 31, 2007, we did not have any balances due on the line of credit, but we had $810,000 in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2007. We also have access to alternative sources of financing, including the factoring of customer accounts receivable. We do not anticipate drawing on the line of credit or using alternative sources of financing during the remainder of fiscal 2007. However, our capital needs will depend on many factors, including the Company’s growth rate, the need to finance required inventory levels, the success of current sales and marketing programs, the cash requirements of the operations of Reserve Apparel and various other factors.

RESULTS OF OPERATIONS

Fashion apparel

Our fashion apparel business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales of fashion apparel for the three months ended March 31, 2007, were $5,270,000, an increase of $1,060,000, or 25%, from net sales of $4,210,000 for the comparable three-month period in the prior fiscal year. Net sales of fashion apparel for the nine months ended March 31, 2007, were $12,948,000, an increase of $298,000, or 2%, from net sales of $12,650,000 for the comparable nine-month period in the prior fiscal year. The comparative increase in fashion apparel sales for the three month period primarily related to a sale of Ben Hogan® fashion apparel totaling $893,000 to a major retailer that was delivered during the three months ended March 31, 2007. We recorded a similar sale of $913,000 to the same retailer in December 2005, which was included in our comparative fashion apparel sales for the nine months ended March 31, 2006. The increase in sales of fashion apparel for the comparative nine-month periods was due for the most part to increases in sales of SPORT HALEY® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $1,846,000 and $1,607,000 for the three months ended March 31, 2007 and 2006, an increase of $239,000, or 15%, and $5,025,000 and $4,526,000, an increase of $499,000, or 11%, for the nine months ended March 31, 2007 and 2006, respectively. Market conditions for women’s fashion apparel appear to be improving, because we continue to experience slight increases in advance orders for our women’s collections. Net sales of our Ben Hogan® fashion apparel collections were $3,269,000 and $2,420,000 for the three months ended March 31, 2007 and 2006, an increase of $849,000, or 35%, and $7,492,000 and $7,609,000, a decrease of $117,000, or 2%, for the nine months ended March 31, 2007 and 2006, respectively. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business.

As percentage of net sales, gross profit of our fashion apparel, was 35% for the three months ended March 31, 2007, and 41% for the same three-month period in the prior fiscal year. The relative percentage decrease between the comparative three-month periods was largely caused by the $893,000 sale to a major retailer, which we delivered during the three months ended March 31, 2007, at a gross profit of approximately 30%, while no such comparative sale was recorded in the three-month period ended March 31, 2006. Gross profit of our fashion apparel, as a percentage of net sales, was 36% for the nine-month period ended March 31, 2007, and 37% for the comparable nine-month period in the prior fiscal year, during which nine-month periods we recorded fashion apparel sales of $893,000 and $913,000, respectively, to the same major retailer.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the nine months ended March 31, 2007, we recorded net sales of $543,000 and loss of $176,000, which included net sales $177,000 and loss of $33,000 during the three months ended March 31, 2007, with regard to the disposition of our fall 2006 selling season inventories for SPORT HALEY® and Ben Hogan® fashion apparel collections. Comparatively, for the three months ended March 31, 2006, we recorded net sales of $0, and for the nine months ended March 31, 2006, we recorded net sales of $539,000 and gross profit of $15,000 with respect to sales of excess fashion apparel inventories.

Our fashion apparel inventories on hand at March 31, 2007, were predominantly comprised of spring 2007 and fall 2007 SPORT HALEY® and Ben Hogan® collections. We anticipate that we will begin shipping our fall 2007 fashion apparel inventories in May 2007. Comparatively, our fashion apparel inventories on hand at March 31, 2006, were predominantly comprised of fall 2005, spring 2006 and fall 2006 SPORT HALEY® and Ben Hogan® collections. The valuation of inventories, when the market price for such inventories is lower than cost, negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Gross profit with regard to our fashion apparel was negatively impacted by $4,000 and $126,000 for the three and nine months ended March 31, 2007, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, gross profit with regard to our fashion apparel was negatively impacted by $91,000 and $285,000 for the three and six months ended March 31, 2006, by similar lower of cost or market adjustments.

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

Selling, general and administrative expenses with regard to fashion apparel increased by $31,000, or 2%, to $1,852,000 for the three months ended March 31, 2007, from $1,821,000 for the comparable three-month period in the prior fiscal year. Selling, general and administrative expenses with regard to fashion apparel increased by $75,000, or 2%, to $5,058,000 for the nine months ended March 31, 2007, from $4,983,000 for the comparable nine-month period in the prior fiscal year. Our selling, general and administrative expenses for the three months ended March 31 are generally higher than for the other three-month periods in our fiscal year, because of the costs associated with our participation in the PGA tradeshow which is held in Orlando, Florida at or near the end of January each year. The overall increases were primarily attributable to comparative differences in sales commissions, compensation expenses, advertising expenses and various other factors between the respective periods. Sales commissions decreased for the three months ended March 31, 2007, because primarily all of our net sales of fashion apparel for the three-month period ended March 31, 2006, were commissionable, but our net sales of fashion apparel for the three months ended March 31, 2007, included a sale totaling $893,000 to a major retailer upon which no sales commission was due. Increases in compensation expenses included comparatively higher salaries paid to our chief executive and other officers and key employees in the nine months ended March 31, 2007, plus salary paid to a person we hired in August 2006 to implement corporate sales initiatives with regard to our fashion apparel. Increases in advertising expenses primarily related to our efforts to increase our participation in regional golf-related tradeshows during the three months ended March 31, 2007, as compared with the corresponding three-month period in the prior fiscal year, as well as increased expenditures with regard to redesigning our sales catalogs. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 35% and 43% for the three-month periods and 39% and 39% for the nine-month periods ended March 31, 2007 and 2006, respectively.

We recorded royalty expense of $196,000 and $176,000 for the three months ended March 31, 2007 and 2006, and $494,000 and $514,000 for the nine months ended March 31, 2007 and 2006, with regard to net sales of fashion apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label.

Income (loss) from operations with regard to fashion apparel for the three months ended March 31, 2007, was ($186,000), an improvement of $92,000, or 33%, from ($278,000) for the comparable three-month period in the prior fiscal year. Because of significant expenses associated with our annual participation in the PGA tradeshow, which is generally held at or near the end of January each year, historically, we have not generated income from fashion apparel operations during the thee months ended March 31 in any given fiscal year. Income (loss) from operations with regard to fashion apparel for the nine months ended March 31, 2007, was ($933,000), a difference of ($97,000) or (12%), from ($836,000) for the comparable nine-month period in the prior fiscal year.

Branded apparel

We consider Top-Flite® branded apparel, which we market pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel of $1,188,000 for the nine months ended March 31, 2007, were comprised of sales to Wal-Mart of $1,000,000, sales of $185,000 to other markets for the disposition of our remaining branded apparel inventories and collection from Wal-Mart of $3,000 relating to disputed amounts which were previously omitted from reported net sales of branded apparel due to the uncertain nature of their collection. We began shipping Top-Flite® branded apparel to Wal-Mart in March 2006, and we recorded $446,000 in sales of Top-Flite® apparel during the nine months ended March 31, 2006. As previously reported, in late September 2006, Wal-Mart discontinued purchasing Top-Flite® apparel from us, opting instead to develop a line of golf apparel under a private label. We redesigned Top-Flite® apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed the new branded apparel line to a number of other mass retailers and certain big-box type high sales volume retail stores. We expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, and to date we have received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores. Based upon our recent discussions, Callaway has given us verbal approval to distribute Top-Flite® apparel to this retailer, and we expect that Callaway will also provide us with written approval in response to our request to expand our allowable channels of distribution to this and several other potential customers for Top-Flite® apparel. Due to the length of time inherent within the business cycle for branded apparel, from receiving a sales order through delivery of packaged merchandise, we do not anticipate recording sales revenue with regard to Top-Flite® apparel for the remainder of our 2007 fiscal year. However, we expect that we will resume distributing Top-Flite® apparel in approximately September 2007.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generates gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally sold at much lower prices than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net sales, gross margins with respect to net sales of branded apparel were 100% and 4% for the three months ended March 31, 2007 and 2006, respectively. The relative percentage increase between the comparative three-month periods was largely caused by the recovery of $3,000 from Wal-Mart during the three months ended March 31, 2007. We previously omitted the potential recovery amount from our net sales due to the uncertain nature of its collection. As a percentage of net sales, gross margins with respect to net sales of branded apparel were 26% and 4% for the nine months ended March 31, 2007 and 2006, respectively.

Selling, general and administrative expenses were $95,000 and $138,000 with regard to our branded apparel for the three months ended March 31, 2007 and 2006, and were $301,000 and $138,000 for the nine months ended March 31, 2006 and 2007, respectively. Selling, general and administrative expenses with regard to our branded apparel for the three and nine months ended March 31, 2007, included wages paid to a person we hired in November 2006 to actively market Top-Flite® branded apparel to the mass retail and big-box market suitable for such apparel. This person provided consulting services to us with regard to marketing our branded apparel to Wal-Mart and other mass retailers from approximately May 2006 to October 2006. Selling, general and administrative expenses with regard to our branded apparel for the three and nine months ended March 31, 2007, also included travel costs related to our marketing efforts and expenses related to our participation in various industry-related tradeshows. As a percentage of net sales, selling, general and administrative expenses with regard to our branded apparel were 25% and 31% for the nine months ended March 31, 2007 and 2006, respectively.

We recorded royalty expense of $0 and $27,000 for the three months ended March 31, 2007 and 2006, and $64,000 and $27,000 for the nine months ended March 31, 2007 and 2006, with respect to net sales of branded apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label.

Income (loss) from operations with regard to branded apparel for the three months ended March 31, 2007, was ($92,000), an improvement of $55,000, or 37%, from ($147,000) for the comparable three-month period in the prior fiscal year. Income (loss) from operations with regard to branded apparel for the nine months ended March 31, 2007, was ($62,000), an improvement of $85,000 or 58%, from ($147,000) for the comparable nine-month period in the prior fiscal year.

Other income

Other income, net, was $71,000 for the three months ended March 31, 2007, a decrease of $166,000, or 70%, from $237,000 for the comparable three-month period in the prior fiscal year. Other income, net, was $233,000 for the nine months ended March 31, 2007, a decrease of $134,000, or 37%, from $367,000 for the comparable nine-month period in the prior fiscal year. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The decreases were generally attributable to our lower balance of cash and cash equivalents during the respective periods. In February 2007, we expended $2,332,000 to purchase 485,762 shares of our common stock at a price of $4.80 per share, thereby substantially reducing our cash and cash equivalents.

Net income (loss)

Net loss for the three months ended March 31, 2007, was ($218,000), a difference of ($28,000), or 15%, as compared with the net loss of ($190,000) for the comparable three-month period in the prior fiscal year. Net loss for the nine months ended March 31, 2007, was ($836,000), a difference of ($217,000), or 35%, as compared with the net loss of ($619,000) for the comparable nine-month period in the prior fiscal year. We had federal and state net operating loss carry forwards of $6,674,000 and $8,865,000 at March 31, 2007, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at March 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month and nine-month periods ended March 31, 2007.

Earnings (loss) per share

Basic and diluted earnings (loss) per common share were ($0.09) and ($0.07) for the three-month periods and were ($0.31) and ($0.23) for the nine-month periods ended March 31, 2007 and 2006, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per outstanding common share was $5.19 at March 31, 2007, $5.42 at June 30, 2006, and $5.60 at March 31, 2006.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from December 31, 2006.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $3,000,000 collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at March 31, 2007. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $810,000 at March 31, 2007. We do not use derivative financial instruments to manage interest rate risk.

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

(b)                                  Changes in Internal Controls

During the third quarter of fiscal 2007, we did not institute any significant changes in internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport Haley have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control may be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1                          LEGAL PROCEEDINGS

In March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief.

ITEM 1A                 RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2006.

ITEM 4                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport Haley. held its annual meeting of shareholders on February 21, 2007. The following matters were considered and approved by the shareholders:

(a)   To elect six directors to hold office for one-year terms or until their successors are elected and qualified:

		Votes
	Votes	Against	Total
	For	or Withheld	Voted

Ronald J. Norick	2,304,140	354,195	2,658,335
James R. TenBrook	2,304,140	354,195	2,658,335
Mark J. Stevenson	2,304,140	354,195	2,658,335
James H. Everest	2,304,140	354,195	2,658,335
Donald W. Jewell	2,304,140	354,195	2,658,335
William O. Johnstone	2,304,140	354,195	2,658,335

(b)   To ratify appointment of Gordon Hughes & Banks LLP as the independent registered public accountants for Sport Haley:

Votes For	2,652,726
Votes Against	5,500
Votes Abstaining	109
Total Voted	2,658,335

(c)   To authorize to vote upon such other business as may properly come before the meeting or any and all adjournments thereof:

Votes For	2,455,512
Votes Against	50,447
Votes Abstaining	152,376
Total Voted	2,658,335

ITEM 5         OTHER INFORMATION

(a)   On February 22, 2007, we announced that, effective immediately, our Board of Directors and the shareholders, pursuant to the proxies received granting general discretion to consider and transact other business coming before the annual meeting of shareholders which was held on February 21, 2007, approved an amendment to our Amended and Restated Bylaws, Article III, Section 2, second paragraph to state: “Directors shall be elected at each annual meeting of shareholders, or at a special meeting called for that purpose…” Previously, this Section of the Bylaws stated that “Directors shall be elected at each annual meeting of shareholders…” The amendment was unanimously approved by the directors and by an overwhelming majority of shareholders, by proxy and in person.

(b)   We have made no material changes to the procedures by which our common shareholders may recommend nominees to Nominating Committee of the Board of Directors.

ITEM 6                          EXHIBITS

Exhibit 3.1          Amended and Restated By Laws as of February 21, 2007

Exhibit 31.1        Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)

Exhibit 31.2        Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)

Exhibit 32.1        Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPORT-HALEY, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	May 14, 2007	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)