Form 10-K
period 2007-06-30
SPORT HALEY INC
filed 2007-09-28
CIK 892653

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number:  0-51715

SPORT-HALEY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1111669
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4600 East 48th Avenue
Denver, Colorado	80216-3215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 320-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	NASDAQ Global MarketSM

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

As of December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 2,770,252 shares of Common Stock (the Registrant’s only common equity) held by non-affiliates was $12,463,000 based on the closing sale price of the Registrant’s Common Stock on the NASDAQ Global MarketSM on such date. For purposes of the foregoing calculation only, each of the Registrant’s officers and directors is deemed to be an affiliate. This determination of affiliate status is not a conclusive determination for other purposes.

There were 2,284,490 shares of the Registrant’s Common Stock outstanding at the close of business on September 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1. BUSINESS

General

Sport-Haley, Inc. (“Sport Haley”) consolidates the operations of Sport-Haley with Reserve Apparel Group LLC (“Reserve Apparel”) for financial reporting purposes. Collectively throughout this report, Sport Haley and Reserve Apparel may be referred to as the “Company,” “we,” “us” or “our”.

Sport Haley designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores throughout the United States and by certain distributors within international markets. Sport Haley distributes Ben Hogan® apparel pursuant to a license agreement with Callaway Golf Company (“Callaway”). We have focused on expanding brand recognition and appeal for our SPORT HALEY® and Ben Hogan® fashion apparel labels by continually improving the styling, sourcing and fabrications of the garments in order to continue to offer our customers high-quality garments at competitive prices. Other services that we offer include optional custom embroidering of our fashion apparel with a personalized club, resort or corporate logo. Sport Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

Reserve Apparel, formed in November 2005, designs, purchases, contracts for the manufacture of, markets and distributes branded golf apparel and outerwear under the Top-Flite® label. In accordance with the LLC operating agreement, as of June 30, 2006, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. Effective September 21, 2006, Sport Haley purchased Explorer Gear’s membership interest, and thereafter Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Reserve Apparel distributes Top-Flite® apparel pursuant to a license agreement with Callaway.

Products and Product Design

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® fashion apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® brand has been highly recognized within the premium and mid-priced fashion golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair has provided direction for the SPORT HALEY® brand for over 15 years. Ms. Blair is keenly aware of fashion trends within the women’s golf apparel market and has modified the SPORT HALEY® fashion apparel collections to include moisture wicking technical performance fabrics, such as Aerocool® and Dry-Tech® 18, and several leading edge, younger looking, athletic style garments, while maintaining the time-honored elegance of the SPORT HALEY® brand. Certain of our premium priced SPORT HALEY® garments are trimmed with Swarovski® Austrian cut crystals, the unique and patented cutting process which produces ultimate brilliance, and come with a “Made with Crystallized Swarovski® Elements” hangtag for authenticity. The technical performance fabrics, athletic style garments and Swarovski® trims have all been well received by our customers.

The following table presents the suggested retail price ranges for various SPORT HALEY® fashion apparel items:

SPORT HALEY®	Suggested Retail
Women’s Apparel	Price Range
Tops	$ 36 - $ 78
Shorts, skirts and skorts	$ 58 - $ 88
Pants	$ 52 - $ 98
Sweaters	$ 68 - $ 170
Outerwear	$ 68 - $ 150
Accessories	$ 19 - $ 52

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been highly recognized within the golf apparel industry for the past six years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. Since its introduction in 2002, Ben Hogan® fashion apparel has been designed and sourced by Donald W. Jewell, who also serves as our Chief Executive Officer and President. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk, cashmere and moisture wicking cotton, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores.

The following table presents the suggested retail price ranges for various Ben Hogan® fashion apparel items:

Ben Hogan®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$ 70 - $ 98
Shorts	$ 72 - $ 110
Pants	$ 94 - $ 124
Sweaters	$ 76 - $ 374
Outerwear	$ 80 - $ 348
Accessories	$ 28

We closely coordinate the designing functions with our sales and production operations. The process for our design function for each collection of garments is a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques, which includes supervising the production of prototype garments. We primarily utilize in-house designers to develop our apparel collections. Our design staff is responsible for negotiating prices and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for die lots, shrinkage and colorfastness. Key persons within our design and production staffs periodically visit the international factories of certain of our suppliers that produce SPORT HALEY® and Ben Hogan® fashion apparel in order to maintain the excellence of business relationships that have been established over several years and to assure that quality expectation standards and production schedules are met or exceeded.

SPORT HALEY® and Ben Hogan® fashion apparel is generally received at our warehouse, embroidery and distribution facilities in Denver, Colorado. Many apparel items, primarily shirts and tops, are embroidered with the SPORT HALEY® or Ben Hogan® logo on a sleeve of the garment. Historically, a much greater percentage of our men’s fashion apparel is custom embroidered with a golf course, country club, resort or company logo than the percentage of our women’s fashion apparel which is similarly embroidered. We maintain an electronic library of over 10,000 custom logos and utilize ten computer-controlled embroidering machines, which cumulatively have the capacity to embroider up to 4,000 custom logos each day. After being embroidered to the customer’s specifications, our fashion apparel receives a final inspection by quality assurance personnel. Generally, customer orders are packaged and shipped from our Denver, Colorado facility.

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is usually produced in mass quantities and utilizes much simpler designs and is of much lesser quality than our fashion apparel garments which are sold in the premium and mid-priced markets. While fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Most of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials.

The following table presents the suggested retail price ranges for Top-Flite® apparel:

Top-Flite®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$ 38 - $ 42

Historically, we have utilized third-party vendors in California to receive and distribute Top-Flite® apparel. Each receipt of Top-Flite® apparel could consist of several shipping containers of merchandise that need to be sorted and palletized in accordance with our customer’s purchase order and related instructions. The vendors that we utilize for shipments of Top-Flite® apparel are generally in the business of acting as a third-party shipper for a large variety of mass retailers.

License Agreement

In May 2001, we entered into a license agreement with Spalding Sports Worldwide, Inc. (“Spalding”) that granted us the right to market men’s premium golf apparel under the Ben Hogan® brand name. In July 2002, the license agreement was amended to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original license agreement had previously granted us the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”). In June 2003, the license agreement was amended to reflect Spalding’s name change to Top-Flite Golf and to grant us an additional license to market a full line of golf apparel bearing the Top-Flite® brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® brand names licensed to us. Our license agreement with Callaway requires us to pay royalties on sales of Ben Hogan® fashion apparel and Top-Flite® branded apparel and to meet certain minimum annual sales and royalties on a calendar year basis. Our sales of Top-Flite® branded apparel will be insufficient to meet either the minimum sales or royalty requirements for calendar year 2007 under the license agreement. While we believe that we maintain a satisfactory relationship with Callaway, we have not reached an understanding with Callaway concerning the ramifications of our inability to meet the minimum sales and royalty requirements under the licensing agreement for calendar year 2007 with regard to Top-Flite® branded apparel. We can currently give no assurance that Callaway will not take the position that the license agreement, with respect to Top-Flite® branded apparel, is subject to termination.

Sales and Marketing

Company Sales Overview

In fiscal 2007, 54% of our net sales were comprised of Ben Hogan® fashion apparel, SPORT HALEY® fashion apparel garments and accessories accounted for 37% of our net sales and 6% of our net sales were comprised of Top-Flite® branded apparel. Embroidery and shipping revenues comprised 3% of our net sales in fiscal 2007. No single customer accounted for 5% or more of our fiscal 2006 net sales, except that sales to a major retail discount store, comprised of discontinued Ben Hogan® and SPORT HALEY® apparel from prior seasons, accounted for 9% of our net sales.

For more information about our reportable segments, see Note 13 to our Financial Statements filed under Part IV, Item 15(a)(1) of this report.

SPORT HALEY® and Ben Hogan®

We continually implement marketing strategies designed to enhance our position as a high-quality provider of fashion golf apparel by capitalizing on the market awareness of the SPORT HALEY® and Ben Hogan® brand names to establish, maintain and improve distribution channels. We implement these strategies by: (i) enhancing distribution channels through our network of independent wholesale sales representatives in an effort to add new golf professional shops to our customer base and maximize purchases from existing customers; (ii) diversifying product lines by developing new styles and designs that are natural variations on our existing apparel designs in keeping with market trends; and, (iii) intensifying marketing efforts in the premium, mid-priced and retail markets.

Domestic sales of SPORT HALEY® and Ben Hogan® fashion golf apparel are solicited primarily through a network of approximately 30 independent wholesale sales representatives who sell the apparel in all of the 50 United States, on a commission basis, mainly to golf professional shops at country clubs and resorts. Most of our independent sales representatives market both our SPORT HALEY® and Ben Hogan® fashion apparel lines. The independent representatives, many of whom may also market other golf-related items for other companies, are responsible for generating new business and serving customers within specific geographic territories. We maintain buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from us in accordance with specific group programs. The group programs accounted for about 22% of our gross sales in fiscal 2007. Historically, the vast majority of our sales have been to domestic customers. International sales represented less than 1% of our net sales in fiscal 2007.

Our eastern and a western regional sales managers are responsible for implementing marketing plans and sales programs, supervising and coordinating our network of independent wholesale sales representatives, providing customer service support and participating in industry tradeshows. The sales and marketing executives support the sales activities of our independent sales representatives and distributors by personally assisting and training the representatives, supporting their participation in regional tradeshows, assigning specific customer service personnel to assist them within respective geographic regions, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives’ order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with our comprehensive management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls.

Our current marketing efforts include searching for additional distribution channels to enhance the sales of SPORT HALEY® and Ben Hogan® fashion apparel within corporate and retail markets. Our Managing Director of Sales – Retail Division is responsible for identifying, opening and developing new accounts for our Ben Hogan® fashion apparel within department and specialty retail store markets. We are also searching for ways to increase our Ben Hogan® fashion apparel among the certain international territories specified within the license agreement by seeking to establish distribution agreements with individual distributors in the respective territories. However, the actual growth we have achieved within international markets has been minimal.

Information regarding our SPORT HALEY® and Ben Hogan® brands, as well as general corporate information, may be found on our respective websites. The websites were designed to individually portray the design images inherent in our SPORT HALEY® and Ben Hogan® brands. The SPORT HALEY® site, located at www.sporthaley.com, utilizes a distinctive contemporary and feminine approach. The Ben Hogan® site, located at www.benhoganapparel.com, generates a masculine sense through the use of dark rich colors. The corporate site, located at www.sporthaleyinc.com, includes a basic corporate overview and links to pertinent investor relations information. Each of the websites contains active links to one another. The SPORT HALEY® and Ben Hogan®

websites each include a glimpse of current and future collection offerings, design philosophies and locator systems that can direct retail customers to establishments that sell our apparel and wholesale customers to our independent sales representative in their respective geographic area. While we have not been able to quantify the effectiveness of the locator systems, we believe that they enhance our marketing efforts by enabling the end consumer to find our product lines in their area, thereby creating “pull through” sales for our current retailers and affording new customers easy access to contact information for our independent sales representative in their respective geographic region.

We introduce our distinctive SPORT HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held near the end of January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, we usually book a significant number of customer orders at or immediately following the show. Retailers attending the tradeshow also provide us with direct feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of sales forecasts and production schedules.

In order to enhance the visibility of our SPORT HALEY® and Ben Hogan® apparel, we may from time to time establish endorsement agreements with a limited number of PGA and LPGA professionals. In accordance with an endorsement agreement, we may compensate the respective professional with apparel allowances, cash and/or other compensation.

We periodically advertise our SPORT HALEY® and Ben Hogan® apparel in several separate golf industry publications, including those that are distributed primarily to operators of golf professional shops. We also expend a portion of our advertising budget to support the sales activities of our independent sales representatives by reimbursing part or all of the cost of their participation in regional tradeshows. International distributors provide and pay for advertising, if any, in their respective geographic territories. In accordance with the license agreement, Callaway also advertises certain products associated with the Ben Hogan® brand in golf trade industry publications and through other golf marketing channels.

We maintain programs that have provided select customers with display fixtures dedicated to featuring SPORT HALEY® or Ben Hogan® fashion apparel collections. Upon the customer’s agreement to maintain a pre-determined amount of inventory for a specified period of time, the fixtures became the property of the customer for a nominal delivery fee. The display fixture programs encourage customers to reorder a sufficient amount of garments to maintain prominent displays of large selections of SPORT HALEY® and Ben Hogan® apparel in their stores.

On a limited basis, we have utilized a combination of our independent wholesale sales representatives, sales management and executives to market SPORT HALEY® and Ben Hogan® apparel collections directly within corporate markets. While we believe that there is a natural synergy between the golf apparel market and the corporate apparel market, because both markets can be served from some of the same inventory, we have not maintained inventory levels sufficient to generate significant sales within corporate markets. We have developed a limited number of direct corporate accounts, and have historically pursued this market primarily though promotional-product companies that source and distribute a variety of products for corporate fulfillment programs and special events. These promotional-product companies generally produce corporate catalogs containing apparel and other products that may be used for employee recognition, customer appreciation and other corporate purposes. A promotional-product company may also source and supply a specific product or products for special events sponsored by a corporation. SPORT HALEY® and Ben Hogan® apparel collections are currently included, or confirmed to be included, in a variety of catalogs. We do not enter into formal agreements or contracts with these promotional-product companies, but we do agree that we will make available the products advertised in any specific catalog during the period the catalog is being used, generally a one-year period. Because corporate apparel inventory must be maintained for a longer period of time and the classic styles of corporate apparel are generally not designed for one specific selling season, we typically feature only one collection of garments in our corporate collections each year. Corporate sales are made periodically throughout the year, and thus corporate sales are not historically quantifiable within the fixed or seasonal selling periods common to the other SPORT HALEY® and Ben Hogan® apparel collections.

Top-Flite®

Our Top-Flite® branded apparel is marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores. Product development and markets for branded apparel such as Top-Flite® garments follow production and sales cycles that differ from our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally developed for delivery within at least four separate periods within any given year, while SPORT HALEY® and Ben Hogan® fashion apparel collections are developed for two separate periods each year.

In November 2005, Callaway granted Sport Haley permission, with certain conditions, to allow Reserve Apparel to distribute Top-Flite® branded apparel exclusively to Wal-Mart Stores, Inc. (“Wal-Mart”), within the United States. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. Since receiving the notice from Wal-Mart, we have employed a sales executive familiar with the mass and big-box retail markets to search for new customers for our Top-Flite® branded apparel. Our search for new customers has proven to be more difficult than we had originally anticipated, and to date we have one order from a retailer for a test of Top-Flite® branded apparel in 50 of its stores. The first delivery to the new retailer was shipped in September 2007.

We have continued to design and source new Top-Flite® branded apparel collections in order to support our search for new customers. Even before we shipped the initial order to our new retail customer in September 2007, the retailer indicated to us that it would almost certainly expand our Top-Flite® branded apparel into approximately 200 of its stores. However, since our concerted efforts over the last year have failed to generate orders from other customers, we are currently evaluating how much longer we will continue to market Top-Flite® branded apparel.

Competition

The fashion golf apparel market, both domestically and internationally, is highly fragmented, and as new competitors enter the market others exit the market every year. We currently consider Ashworth, Cutter & Buck, Polo, Fairway & Greene and EP Pro as our most significant competitors in the fashion golf apparel market. Many of these same fashion golf apparel and sportswear companies are also competitors in the corporate market. The intense competition throughout both the fashion golf and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, styling and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. In addition to competing with fashion golf apparel manufacturers, our fashion apparel also competes with manufacturers of high quality men’s and women’s sportswear and general leisure wear such as Nike and Adidas, each of which has become more prominent within the fashion golf apparel market in the last year. The penetration of Nike and Adidas into the fashion golf apparel market is concerning to us. Previously, the fashion apparel market, primarily comprised of golf professional shops, country clubs and resorts, preferred to sell quality apparel that was not broadly distributed in other retail markets. Fashion apparel brands appear to have been adversely affected by the penetration of Nike and Adidas, which are widely recognized brands in many other markets for sports and recreation equipment and apparel, into country club and resort markets. Many of our competitors have longer operating histories, better name recognition and greater financial, marketing and other resources. Because of the intense competition in the golf apparel and leisure wear markets, we cannot be assured of obtaining additional market share or maintaining the current market share of our fashion apparel collections; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins that may adversely impact our financial condition and the results of our operations.

The branded apparel market is also highly fragmented, and many of our competitors within the fashion apparel market also operate within the branded apparel market. It is our understanding that branded apparel may account for as much as 90% of the total golf apparel market, and we have only begun to penetrate that market with our Top-Flite® apparel.

Finished Goods Sourcing – Fashion Apparel

Our production personnel assist our design department with the sourcing of SPORT HALEY® and Ben Hogan® finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely-receipt of finished goods. We do not maintain any formal contractual arrangements with our suppliers, but we issue purchase orders as apparel purchases are initiated.

We contract with several outside suppliers which produce garments in accordance with our specifications regarding quality, fabrication and custom styling. Almost all of our purchases are denominated in United States dollars. We do not own or operate any domestic or foreign manufacturing facilities. While we do not maintain long-term contracts with any of our suppliers, we highly value the long-term relationships that we have established with several separate suppliers. We place orders with our suppliers as needed for delivery of specific quantities within particular date ranges by utilizing relationships we have established with certain foreign agents and foreign or domestic factories. In fiscal 2007, we purchased substantially all of our SPORT HALEY® and Ben Hogan® apparel from a variety of foreign suppliers, and we purchased 63%, 9%, and 6% of our finished apparel from three separate suppliers, respectively. We maintain a close working relationship with a certain foreign person who is responsible for maintaining relationships with and monitoring the performance of certain of our foreign suppliers, including the two most significant of our foreign suppliers. If we were to lose or terminate the services of this individual or any of these significant suppliers, our short-term ability to fulfill customers’ orders of fashion apparel on a timely basis could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

 We receive sales orders for our SPORT HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons. Because the apparel industry has long lead times, we must begin to schedule purchases and production of apparel collections in advance of sales order placements. Due to the time-sensitive nature of the receiving and delivery of apparel collections, management devotes considerable time and effort to the revision of sales projections, item by item within our apparel collections. Our computerized management information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Finished Goods Sourcing – Branded Apparel

We contract with foreign suppliers to produce our Top-Flite® branded apparel. Branded apparel is generally sold in large quantities, and factories generally require larger minimum orders for branded apparel than the minimum orders we have negotiated with suppliers for our fashion apparel. While we were able to contract with a certain foreign vendor to produce the Top-Flite® branded apparel that we shipped to a retail customer in September 2007, we cannot be certain that the vendor will continue to produce our Top-Flite® apparel unless we obtain additional customer orders sufficient to support larger production runs.

Seasonal Nature of Business – Fashion Apparel

Fashion apparel sales within the golf industry tend to be seasonal in nature, with disproportionately higher sales occurring from early spring through early summer. Accordingly, our fashion apparel sales are disproportionately higher from January through June, which are our third and fourth quarters of each fiscal year, than sales from July to December, which are our first and second fiscal quarters. Advance sales orders for our spring collections are generally solicited from July through December, and customer deliveries for the spring season are generally shipped from November through April each year. Advance sales orders for our fall fashion collections are generally solicited from January through June, and customer deliveries for the fall season are generally shipped from May through October each year. Spring collections typically account for about 60% of our annual fashion apparel sales, with the fall collections accounting for the remainder.

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

Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities equal to specific customer orders, and under normal circumstances no branded apparel inventories remain upon shipment to the customer.

Order Placement and Backlog

Advance sales orders for the fall fashion apparel selling season are typically received by the beginning of May each year. Similarly, advance sales orders for the spring fashion apparel selling season are typically received by the beginning of November each year. Generally, we ship partial orders if they are at least 90% complete. We usually allow advance orders to be changed or canceled up to 30 days prior to the scheduled shipping date of the merchandise. Generally, we do not sell our apparel on consignment and generally do not accept returns of purchased apparel, other than apparel that is defective or damaged or which was shipped to the customer after their specified delivery date. Our operations software affords us the ability to ship merchandise within customer-specified delivery dates, thereby reducing sales returns due to refused shipments for late delivery. As a percentage of net sales, sales returns were approximately 3% in fiscal 2007, 3% in fiscal 2006 and 6% in fiscal 2005.

Historically, the backlog of orders has not materially impacted our sales with respect to cancellations and rejections of back orders. Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor’s ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of our backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Our backlog of unfilled customer orders was less than $100,000 at June 30, 2007, the majority of which we filled within the first few months of fiscal 2008.

Payment Terms

Generally, fashion apparel sales to customers are collectible within 30 days of the sale. However, on a limited basis, we may offer discounted or extended payment terms of up to 90 days. On rare occasions, payment terms may be extended on specific sales to as much as 180 days.

Payment terms are negotiated with branded apparel customers when the order is obtained. Historically, branded apparel sales to customers have been collectible within 30 to 60 days of the sale.

Trademarks

We market women’s and a limited amount of men’s fashion golf apparel under the SPORT HALEY® label. We have registered our current SPORT HALEY® trademarks with the United States Patent and Trademark Office. Certain of our former United States trademarks expired during 2007, which we had previously registered in a select number of international jurisdictions.

We also market men’s fashion golf apparel under the Ben Hogan® label. Callaway has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Callaway also has the right to use the Ben Hogan® trademark outside of the United States. We are licensed by Callaway to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway, as amended.

Callaway has registered the Top-Flite® trademark with the United States Patent and Trademark Office. We are licensed by Callaway to use the Top-Flite® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway, as amended.

Employees

At June 30, 2007, we had 65 full-time employees and two part-time employees, including 25 full-time executive and administrative employees, four full-time marketing and sales management employees, and 34 full-time and two part-time personnel in inspection, packaging, embroidering and distribution operations. The majority of our sales representatives are independent agents. None of our employees is a member of a trade union, and we consider our relations with our employees and agents to be satisfactory.

ITEM 1A.           RISK FACTORS

Our business in general is subject to certain risks and uncertainties including the following:

Markets for Our Products and Competition

•      Our fashion apparel sales are seasonal, and historically sales from July through December, which comprise our first and second fiscal quarters, are weaker than sales from January through June, which comprise our third and fourth fiscal quarters.

•      We must continue to successfully anticipate fashion trends, design apparel that is accepted by consumers as fashionable and stylish and maintain an adequate product mix thereof in order to continue to have market acceptance. If we fail in these endeavors, our sales will likely decline, thereby adversely affecting our operating results.

•      The market for golf apparel is extremely competitive, and price competition or industry consolidation could weaken our competitive position. Some of our competitors are significantly larger and more diversified than we are and have substantially greater financial resources available for developing, sourcing and marketing their products in the markets within which we operate. In order to maintain our competitive position, we must effectively advertise and communicate within the marketplace and successfully penetrate our chosen distribution channels. We may not be able to maintain or increase our market share in the distribution channels in which we operate, and we may also face increased competition from new or existing competitors. As a result, we may experience lower sales or greater operating costs, which would have an adverse effect on our margins and the results of our operations.

•      We maintain a significant level of finished goods inventories to support our fashion apparel sales volume and our limited corporate apparel program. Disposal of excess prior seasons’ fashion apparel inventories at reduced margins is an inherent characteristic within the golf apparel industry, but a significant amount of sales at the lower margins dictated by the disposition of excess inventories may impair our financial condition and the results of our operations. Write-downs with regard to obsolete fashion apparel inventories may also adversely affect our financial condition.

License Agreement

•      A substantial portion of our net sales are governed by the license agreement we maintain with Callaway, and we have consistently exceeded the minimum sales requirements of the license agreement with regard to Ben Hogan® fashion apparel. However, our sales of Top-Flite® branded apparel will be insufficient to meet the minimum requirements for calendar year 2007 under the license agreement. Until we are able to establish other markets for Top-Flite® apparel which provide the annual sales amount required by Callaway to satisfy the minimum royalty payments due in accordance with the license agreement, we will not be able to meet the minimum sales or minimum royalty requirements per the license agreement and our financial position and the results of our operations may be negatively impacted thereby. We believe that we maintain a satisfactory relationship with Callaway, and we are working with them to negotiate a mutually acceptable resolution for our inability to meet the minimum requirements with regard to Top-Flite® apparel under the agreement. However, we can currently give no assurance that Callaway will not take the position that the license agreement, with respect to Top-Flite® branded apparel, is subject to termination. An early termination of the license agreement, with regard to Top-Flite® branded apparel, could negatively impact our financial position and results of our operations significantly.

•      A significant component of our business strategies and a large percentage of our revenues are reliant upon licensed sales of apparel pursuant to our agreement with Callaway. Of our apparel lines, only our SPORT HALEY® women’s fashion apparel line is not a licensed brand. Our significant reliance upon sales of licensed apparel indicates a lack of diversification which could negatively impact our business should either our Ben Hogan® men’s fashion apparel line or our Top-Flite® branded apparel line be unsuccessful. Should our license agreement with Callaway be terminated, or not extended upon its scheduled expiration date in December 2011, our business would suffer materially.

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

•      Our significant reliance on foreign suppliers enhances the risk that revenues might be adversely affected if a foreign shipment were lost or significantly delayed. We maintain insurance for risk of loss including those relating to raw materials inventories shipped between foreign vendors and finished goods inventories shipped from foreign suppliers to our distribution facilities in Denver, Colorado. However, our significant reliance on foreign suppliers heightens the risk that we could be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming.

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

•      The increased threats of terrorist activities in the United States, the conflict in Iraq and other international conflicts may adversely affect our sales. Business trends of the golf apparel industry closely follow trends in the travel and leisure sectors of the United States economy. International conflicts and other geopolitical conditions resulting from threats or acts of war or terrorism and responses thereto may continue to affect the travel and leisure sectors that had already been negatively impacted by the general economic downturn experienced during previous years. Our sales could decrease if the USA economy weakens due to these or other factors.

•      We may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

•      On a limited basis, we advance monies to certain of our independent wholesale sales representatives under agreements whereby the sales representatives reimburse us as they earn monthly sales commissions. Our financial results may be adversely affected should the sales representatives not generate wholesale sales sufficient to justify the amounts advanced to them under the agreements and should they have insufficient financial resources to repay the outstanding balance of monies advanced by us to them.

Access to Capital

•      Our significant reliance on foreign suppliers requires that we maintain satisfactory relationships with a commercial banking institution in order to have adequate access to capital to finance inventory purchases from foreign suppliers via import letters of credit. While we believe that we could obtain access to capital from other sources, if the commercial banking institution were to terminate or not renew the line of credit agreement that we maintain with the institution, our short-term ability to purchase finished goods inventories from foreign suppliers could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

•      We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. While the financial position and liquidity of the commercial bank has been exceedingly greater than our uninsured cash balances at any point in time, if the financial position and/or liquidity of the bank were to become impaired, our financial position and the results of our operations could be negatively affected to the extent of account balances held at the financial institution in excess of the federally insured limit.

Computer Information Systems

•      Businesses in general are ever increasingly dependent upon computer information systems. We must continually establish and sustain controls with regard to maintaining the integrity of our technology, information systems and electronic data in order to adequately manage business activities and control costs and expenses. We heavily rely upon our computer information systems to record sales and other transactions and to maintain historic data, all of which is stored on network file servers. While we regularly maintain backup systems for our file servers, if any of our file servers failed during a traumatic event or due to a power surge or other electronic failure, we could lose electronic data that is essential to our business operations.

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

ITEM 2.  PROPERTIES

Our executive offices and warehouse facilities are located in Denver, Colorado. We utilize the entire 82,500 square feet of office and warehouse space at the Denver location in accordance with an operating lease that extends through October 2011. The Denver facilities were leased at an annual base rent of $272,000 in fiscal 2007. We are obligated to pay the related taxes, insurance and maintenance expenses for the leased space.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and

$177,000 amounts and other relief. Based upon information that is currently available, we cannot determine whether the decision or settlement of this lawsuit will materially affect our financial position or the results of our operations.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is quoted on the NASDAQ Global MarketSM under the trading symbol “SPOR.” The following table sets forth the range of high and low sale prices of our common stock, as reported by The NASDAQ Global MarketSM, from July 1, 2004 through June 30, 2007. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not be representative of actual transactions.

	High	Low
Fiscal Year 2007
Fourth Quarter	$4.450	$4.030
Third Quarter	5.260	3.950
Second Quarter	5.060	3.840
First Quarter	5.190	4.300

Fiscal Year 2006
Fourth Quarter	$6.000	$4.520
Third Quarter	5.380	4.510
Second Quarter	5.007	4.030
First Quarter	5.450	3.140

Fiscal Year 2005
Fourth Quarter	$4.990	$2.970
Third Quarter	4.370	4.000
Second Quarter	4.889	3.830
First Quarter	4.990	3.812

As of June 20, 2007, there were approximately 102 holders of record of our common stock. We computed the number of record holders by adding to the number of actual record holders as shown on the securities holder list obtained from our transfer agent the number of individual participants or accounts held by the Depository Trust Company (“DTC”), according to securities position listings as defined in Rule 17Ad-8. The vast majority of our common shares are held in trust by Cede & Co., as nominee for the DTC. We estimate that as of June 20, 2007, our common stock was owned beneficially by approximately 450 shareholders.

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

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors from time to time. In April 2006, our Board of Directors declared a dividend of $0.25 per share that was paid to our beneficial shareholders who held such shares as of May 5, 2006. No dividend was declared in fiscal 2007, and the Board of Directors does not anticipate that any dividends will be declared in the foreseeable future.

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

Set forth below is a line graph prepared by Zacks Investment Research comparing the yearly percentage change in our cumulative total shareholder return (share price appreciation plus dividends) on Sport-Haley, Inc. common stock with the cumulative total return of (i) the NASDAQ US Market Index and (ii) the stocks of apparel manufacturers having Standard Industrial Classification codes from 2300 through 2341, which is deemed as a market weighted index of publicly traded peers, for the period from July 1, 2002 through June 30, 2007 (the “Measurement Period”). The graph assumes that $100 is invested on July 1, 2002, in each: our common stock; our publicly traded peers; and, the NASDAQ US Market Index. The graph also assumes that all dividends were reinvested. In May 2006, we paid a $0.25 per share dividend to our beneficial shareholders. No other dividends were paid by Sport-Haley, Inc. during the Measurement Period. Our shareholder return is calculated by dividing the difference between our share price at July 1, 2002, and each June 30 of the Measurement Period by the share price at the beginning of the Measurement Period.

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006	2007

Sport-Haley, Inc.	100.00	109.95	134.43	79.83	129.03	108.34
Industry Peer Group Index	100.00	90.59	117.00	122.62	137.25	178.03
NASDAQ Market Index	100.00	111.45	141.31	142.87	152.12	183.63

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and related Notes thereto, appearing elsewhere in this report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements of operations data for the fiscal year ended June 30, 2007, and the balance sheets data at June 30, 2007, are derived from the financial statements of Sport-Haley, Inc. which have been audited by Gordon, Hughes & Banks, LLP, an independent registered public accounting firm, as indicated in their report included herein. The statements of operations data for each of the fiscal years in the four-year period ended June 30, 2006, and the balance sheets data at June 30 of each of the fiscal years then ended, are derived from the financial statements of Sport-Haley, Inc. which were audited by Hein & Associates LLP, our former independent registered public accounting firm. The consolidated statements of operations data for the two-year period ended June 30, 2007, and the balance sheets data at June 30, 2007 and 2006, include the amounts of Sport-Haley, Inc. and our subsidiary, Reserve Apparel Group LLC. The selected financial data provided below is not necessarily indicative of the future results of operations or future financial performance of Sport-Haley, Inc.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data (2007 and 2006 Consolidated):
Net sales	$18,893	$20,962	$22,041	$20,800	$19,196
Total cost of goods sold	12,205	14,050	15,689	13,619	11,873
Gross profit	6,688	6,912	6,352	7,181	7,323
Total other operating costs	8,274	8,017	9,833	8,737	8,026
Loss from operations	(1,586)	(1,105)	(3,481)	(1,556)	(703)
Other income and expenses, net	360	438	208	116	135
Loss from operations before (provision for) benefit from income taxes	(1,226)	(667)	(3,273)	(1,440)	(568)
Minority interest in subsidiary income/loss	(46)	259	0	0	0
(Provision for) benefit from income taxes	(29)	(7)	(8)	(746)	180
Net loss	$(1,301)	(415)	$(3,281)	$(2,186)	$(388)

Loss per common and equivalent shares outstanding (basic and diluted)	$(0.50)	$(0.15)	$(1.29)	$(0.89)	$(0.15)

Weighted average common and equivalent shares outstanding (basic and diluted)	2,580	2,749	2,548	2,448	2,621

	June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Balance Sheets Data: (2007 and 2006 Consolidated):
Working capital	$10,980	$14,455	$14,814	$17,503	$19,180
Total assets	13,949	18,027	17,490	20,771	21,545
Long-term debt	0	34	0	0	0
Total liabilities	2,567	3,012	1,751	2,148	1,118
Shareholders’ equity	11,382	15,015	15,739	18,623	20,427
Net book value per share of common stock	$4.98	$5.42	$5.95	$7.37	$8.36

The following table summarizes selected quarterly financial information for each of the quarterly periods in the fiscal years ended June 30, 2007 and 2006:

					Year
	Fiscal Quarter Ended				Ended
	Sep 30	Dec 31	Mar 31	Jun 30	Jun 30
Quarterly Financial Data – Unaudited (in thousands, except per share data) Fiscal 2007 (Consolidated):
Net sales	$4,673	$4,190	$5,273	$4,757	$18,893
Total cost of goods sold	3,171	2,635	3,408	2,991	12,205
Gross profit	1,502	1,555	1,865	1,766	6,688
Total other operating costs	1,931	1,843	2,143	2,357	8,274
Other income and expense, net	78	84	71	127	360
Minority interest in subsidiary income/loss	(46)	0	0	0	(46)
(Provision for) benefit from income taxes	0	(17)	(11)	(1)	(29)
Net income (loss)	$(397)	$(221)	$(218)	$(465)	$(1,301)

Earnings (loss) per common share
Basic	$(0.14)	$(0.08)	$(0.09)	$(0.19)	$(0.50)
Diluted	$(0.14)	$(0.08)	$(0.09)	$(0.19)	$(0.50)

Weighted average shares outstanding
Basic	2,770	2,770	2,490	2,284	2,580
Diluted	2,770	2,770	2,490	2,284	2,580

Fiscal 2006:
Net sales	$4,011	$4,429	$4,656	$7,866	$20,962
Total cost of goods sold	2,706	2,792	2,919	5,633	14,050
Gross profit	1,305	1,637	1,737	2,233	6,912
Total other operating costs	1,887	1,613	2,162	2,355	8,017
Other income and expense, net	53	77	237	71	438
Minority interest in subsidiary income/loss	0	0	0	259	259
(Provision for) benefit from income taxes	1	(2)	(2)	(4)	(7)
Net income (loss)	$(528)	$99	$(190)	$204	$(415)

Earnings (loss) per common share
Basic	$(0.20)	$0.04	$(0.07)	$0.08	$(0.15)
Diluted	$(0.20)	$0.03	$(0.07)	$0.07	$(0.15)

Weighted average shares outstanding
Basic	2,685	2,770	2,770	2,770	2,749
Diluted	2,685	2,968	2,770	2,968	2,749

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in this Report on Form 10-K for the fiscal year ended June 30, 2007. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Excess fashion apparel inventories, consisting of discontinued or aging merchandise, are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market excess fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of excess inventories. We perform analyses on a quarterly basis to identify unsold excess inventories and adjust our reserves for inventory obsolescence to reduce the carrying value of excess inventories to their estimated net realizable value, which is estimated based on management’s disposition plans and historical experiences. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities per specific customer orders.

During fiscal 2007, we recorded fashion apparel inventories write-downs of $312,000, including a write-down of $186,000 during the fourth fiscal quarter. We did not record any write-downs with regard to branded apparel during fiscal 2007. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at June 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding additional markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2007, our allowance for doubtful accounts totaled $235,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At June 30, 2007, our allowance for sales returns was $139,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

Recent Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value as of specific election dates. The fair value option: (i) may generally be applied instrument by instrument; (ii) is irrevocable unless a new election date occurs; and, (iii) must be applied to the entire instrument and not to only a portion of the instrument. Most of the provisions of SFAS 159 are elective. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own securities that are classified as trading or available for sale. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted if the entity: (i) chooses early adoption within the first 120 days of its fiscal year; (ii) has not yet issued financial statements for any interim period of such fiscal year; and (iii) elects to apply the provisions of FASB No. 157, “Fair Value Measurements.” We have not determined whether we will elect early adoption, and we have not evaluated the impact, if any, on our financial condition or the results of our operations that may be caused by our adoption of SFAS 159.

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

Results of Operations

The following table sets forth the percentage of net sales represented by items included in or derived from our statements of income for fiscal years ended June 30, 2007, 2006 and 2005, 2004 and 2003. The consolidated statements of operations data for the fiscal years ended June 30, 2007 and 2006, include the amounts of Sport Haley and Reserve Apparel.

	Fiscal Year Ended June 30, (2007 and 2006 Consolidated)
Results of Operations Data	2007	2006	2005	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	64.6	67.0	71.2	65.5	61.9
Gross profit	35.4	33.0	28.8	34.5	38.1
Total other operating costs	43.8	38.3	44.6	42.0	41.8
Loss from operations	(8.4)	(5.3)	(15.8)	(7.5)	(3.7)
Other income and expenses, net	1.9	2.1	0.9	0.6	0.7
Loss from operations before minority interest in subsidiary loss and (provision for) benefit from income taxes	(6.5)	(3.2)	(14.9)	(6.9)	(3.0)
Minority interest in subsidiary income/loss	(0.2)	1.2	0.0	0.0	0.0
(Provision for) benefit from income taxes	(0.2)	(0.0)	(0.0)	(3.6)	1.0
Net loss	(6.9)%	(2.0)%	(14.9)%	(10.5)%	(2.0)%

Comparison of Fiscal Years Ended June 30, 2007 and 2006

Total net sales for fiscal 2007 were $18,893,000, a decrease of $2,069,000, or 10%, as compared with sales of $20,962,000 for fiscal 2006. Net sales of fashion apparel for fiscal 2007 were $17,708,000, a decrease of $781,000, or 4%, as compared with fashion apparel sales of $18,489,000 for fiscal 2006. Net sales of branded apparel for fiscal 2007 were $1,185,000, a decrease of $1,288,000, or 52%, as compared with branded apparel sales of $2,473,000 for fiscal 2006. The remainder of our net sales for fiscal 2007 and 2006 were comprised of embroidery and shipping revenues.

Our consolidated gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes our production costs plus a portion of our distribution costs, such as receiving and inspection costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributes Top-Flite® branded apparel to the mass retail market at much lower price points and gross margins than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Other fashion apparel companies within the golf industry may or may not also operate within the lower price markets. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Fashion Apparel

For fiscal 2007, net sales of SPORT HALEY® women’s fashion apparel were $6,913,000, an increase of $375,000, or 6%, from net sales of $6,538,000 for fiscal 2006. We believe that the shrinking market for women’s fashion golf apparel bottomed out in 2006, as evidenced not only by our increase in net sales of women’s fashion apparel in fiscal 2007 but also because we continue to experience increases in advance orders for our women’s collections. We believe that the continued increase in advance orders indicates that the trend of increasing sales of women’s apparel will continue throughout fiscal 2008.

For fiscal 2007, net sales of Ben Hogan® men’s fashion apparel were $10,175,000, a decrease of $1,024,000, or 9%, from net sales of $11,199,000 for fiscal 2006. We attribute the decrease primarily to changes in the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not broadly distributed in other retail markets. However, with the introduction and broad market acceptance of moisture-wicking and other performance garments within golf apparel markets, country clubs and resorts have begun to carry apparel brands such as Nike and Adidas, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts. We believe that the penetration of Nike and Adidas into golf apparel markets has diluted the value with regard to the exclusivity of brands such as our Ben Hogan® fashion apparel brand, at least on a temporary basis. In order to bolster future sales of our Ben Hogan® fashion apparel, we have concentrated our marketing efforts to upscale retail stores and to corporate markets. We expect that our efforts will at a minimum generate sales of Ben Hogan® fashion apparel to two or three new upscale retail stores in fiscal 2008. Ben Hogan® men’s fashion apparel is marketed in accordance with a license agreement we maintain with Callaway, which we consider to be a key component of our overall business strategies.

As a percentage of sales, gross profit of our fashion apparel was 36% for fiscal 2007 and was 37% for fiscal 2006. Gross profit of fashion apparel has remained relatively unchanged since fiscal 2006 primarily because we recorded comparatively similar write-downs of fashion apparel inventories in fiscal 2007 and 2006, and because negotiated prices for finished apparel purchased from foreign suppliers have remained relatively constant over the same period. Excess inventories are common within the fashion apparel industry. We market excess fashion apparel inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. The valuation of excess inventories, when the market price for such inventories is lower than cost, negatively impacts our gross profit percentage, because a reduction of inventory value causes a corresponding increase in our cost of goods sold, thereby reducing our gross profit. Gross profit with regard to our fashion apparel was negatively impacted by $312,000 and $313,000 for fiscal 2007 and 2006, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. The disposition of excess inventories also negatively impacts our gross profit percentage, even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. In fiscal 2007, we recorded net sales of $543,000 and loss of $176,000 with regard to the disposition of excess fashion apparel inventories. Comparatively, in fiscal 2006, we recorded net sales of $495,000 and loss of $80,000 with regard to the disposition of excess fashion apparel inventories.

Selling, general and administrative expenses with regard to fashion apparel were $6,705,000 for fiscal 2007, an increase of $84,000, or 1%, from $6,621,000 in fiscal 2006. During fiscal 2007, comparative increases in advertising and personnel expenses were partially offset by comparative decreases in insurance, legal and investment banking expenses. The increase in advertising expenses primarily related to expanding our participation in various golf or retail related tradeshows throughout the fiscal year. The increase in personnel expenses included comparatively higher salaries paid to our chief executive and other officers and key employees during fiscal 2007 as compared with fiscal 2006 plus salary and benefits with regard to a person we hired in August 2006 to implement corporate sales initiatives to potentially bolster sales of fashion apparel. The comparative decrease in insurance expenses primarily related to decreased premiums for directors and officers insurance coverage. Legal and investment banking expenses declined primarily because, in fiscal 2007, after we completed the self tender offer as a means of increasing shareholder value, we for the time being suspended our efforts to pursue strategic alternatives including but not limited to selling the Company, seeking joint venture partners, engaging in recapitalization, reviving our stock repurchase plan or pursuing another extraordinary transaction such as taking the Company private. As a percentage of net fashion apparel sales, related selling, general and administrative expenses were 38% for fiscal 2007 as compared with 36% for fiscal 2006.

We recorded royalty expense of $675,000 for fiscal 2007, a decrease of $93,000, or 12%, as compared with royalty expense of $768,000 for fiscal 2006. The decrease in royalty expense generally corresponds to the decrease in sales of Ben Hogan® fashion apparel over the comparative period. Royalty expense with regard to fashion apparel is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. Historically, our sales have generated royalties which have consistently exceeded the minimum annual royalties required by the license agreement with regard to Ben Hogan® fashion apparel.

As previously reported, in September 2006, we recorded goodwill of $270,000 with regard to our purchase of the minority interest in Reserve Apparel from Explorer Gear. At June 30, 2007, we determined that the goodwill was sufficiently impaired per the guidance offered by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to warrant impairing the entire balance, because since purchasing the minority interest we have been unable to locate a significant customer for our Top-Flite® apparel.

Primarily due to the factors discussed above, income (loss) from operations with regard to fashion apparel was ($1,262,000) for fiscal 2007, a difference of ($671,000), or 114%, from ($591,000) for fiscal 2006.

Branded Apparel

We have considered Top-Flite® branded apparel, which we market pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel for fiscal 2007 were $1,185,000, including sales to Wal-Mart of $1,000,000. We began shipping Top-Flite® branded apparel exclusively to Wal-Mart in March 2006, and we recorded sales of $2,473,000 to Wal-Mart in fiscal 2006. As previously reported, in late September 2006, Wal-Mart discontinued purchasing Top-Flite® branded apparel from us, opting instead to develop a line of golf apparel under a private label. Throughout fiscal 2007, we redesigned our Top-Flite® apparel collection to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed the redesigned Top-Flite® branded apparel to a number of other mass retailers and certain big-box type high sales volume retail stores. To date, we have received an order for Top-Flite® apparel from one such retailer for a test in 50 of its stores, which we began to deliver in September 2007. While our intensive marketing efforts have continued, we are not certain that we will be able to obtain any other significant customers for Top-Flite® branded apparel for the remainder of fiscal 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generates gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally sold at much lower prices than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net branded apparel sales, gross margins with respect to sales of branded apparel were 25% and 5% for fiscal 2007 and 2006, respectively. As previously reported, gross margins of Top-Flite® branded apparel sales for fiscal 2006 were negatively impacted by production delays, extraordinary shipping charges and mark down money paid to Wal-Mart. We did not incur any such unexpected extraordinary expenses in fiscal 2007. Gross margins achieved in fiscal 2007 with respect to branded apparel sales were more in line with management expectations than gross margins achieved in fiscal 2006.

Selling, general and administrative expenses were $382,000 with regard to branded apparel for fiscal 2007, a decrease of $87,000, or 19%, from $469,000 for fiscal 2006, primarily due to differences between the fiscal years in allocated management costs, which totaled $77,000 in fiscal 2007 versus $327,000 in fiscal 2006. The $250,000 decrease in allocated management costs related to changes in the ownership of Reserve Apparel and the loss of the Wal-Mart account. Prior to our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006, allocated management costs included a portion of Sport Haley’s costs with regard to managing Reserve Apparel and certain reimbursable expenses incurred by Explorer Gear on behalf of Reserve Apparel. Because Wal-Mart ceased purchasing Top-Flite® branded apparel from us shortly after we purchased the minority interest, the business operations of Reserve Apparel were significantly reduced and we discontinued our allocation of Sport Haley management costs to Reserve Apparel. Fiscal 2007 selling, general and administrative expenses with regard to branded apparel included wages and benefits of $126,000 paid to a person we hired in November 2006 to actively market Top-Flite® branded apparel to the mass retail and big-box market suitable for such apparel. Prior to November 2006, this person provided consulting services to us with regard to marketing our branded apparel to Wal-Mart and other mass retailers from approximately May 2006 to October 2006. Selling, general and administrative expenses with regard to branded apparel in fiscal 2007 also included travel and other costs related to our marketing efforts and expenses related to our participation in various industry-related tradeshows. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 32% for fiscal 2007 and were 19% for fiscal 2006.

We recorded royalty expense of $242,000 and $159,000 with regard to Top-Flite® branded apparel for fiscal 2007 and 2006, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. Because we anticipated that sales of Top-Flite® branded apparel would be insufficient to meet the contractual minimum royalty requirement of $188,000 for calendar 2007 for such apparel, we accrued a contingent liability and royalty expense of $178,000 at June 30, 2007. The remainder of our fiscal 2007 royalty expense with regard to branded apparel related to sales of Top-Flite® apparel that we recorded during the three months ended September 30, 2006. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar 2006.

Primarily due the factors listed above, income (loss) from operations with regard to branded apparel for fiscal 2007 was ($324,000), an improvement of $191,000, or 37%, from ($514,000) for fiscal 2006.

Other income

Total other income, net, for fiscal 2007 was $360,000, a decrease of $78,000, or 18%, from $438,000 for fiscal 2006. Historically, our other income, net, has been comprised of interest earned on cash and cash equivalent balances held at various financial institutions. Interest earned on cash and cash equivalent balances remained nearly constant between fiscal 2007 and 2006. Other income, net, for fiscal 2006 included $157,000 of the $173,000 recovered in the settlement we reached with our auditors from prior to fiscal 2000. We offset legal expenses for fiscal 2006 with the remainder of the settlement amount of $16,000.

Net income (loss)

Net loss for fiscal 2007 was ($1,301,000), a difference of ($886,000), or 213%, from ($415,000) for fiscal 2006. We had federal and state net operating loss carry forwards of $6,847,000 and $9,038,000 at June 30, 2007, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at June 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including expanding our SPORT HALEY® and Ben Hogan® fashion apparel distribution channels within retail and corporate markets and finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our net operation loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for fiscal 2007 or 2006.

Earnings (loss) per share

Basic and diluted loss per common share were ($0.50) and ($0.15) for fiscal 2007 and 2006, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.98 at June 30, 2007, and was $5.42 at June 30, 2006.

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

For fiscal 2006, net sales of Ben Hogan® apparel collections were $11,199,000, a decrease of $10,000, or 0%, from net sales of $11,209,000 in fiscal 2005, and net sales of SPORT HALEY® apparel collections were $6,538,000 for fiscal 2006, a decrease of $3,248,000, or 33%, from net sales of $9,786,000 for fiscal 2005. In fiscal 2006, we marketed Top-Flite® apparel exclusively to Wal-Mart, and net sales of Top-Flite® branded apparel were $2,473,000 for fiscal 2006. We began shipping Top-Flite® branded apparel to Wal-Mart in March 2006.

The market for women’s golf apparel appeared to have been shrunk for a couple of years through fiscal 2006, which caused fierce competition among the brands vying for limited shelf space within the market. We were disappointed with the continued decrease in sales of our women’s fashion apparel collections, but we believed that the shrinking market may have bottomed out, and we anticipated that our sales of women’s apparel would begin to increase slightly in future periods beyond fiscal 2006. SPORT HALEY® continued to be a highly recognized brand within the women’s apparel market, and at the end of fiscal 2006 we continued to develop plans to improve the strategic position of the SPORT HALEY® brand within the women’s market.

Because net sales of Ben Hogan® apparel collections appeared to have begun to flatten out, we implemented initiatives in fiscal 2006 to bolster our overall fashion apparel sales. In fiscal 2006, we hired a western regional sales manager with extensive experience within the golf apparel industry in the western geographical regions of the United States and Hawaii. We believed that the western regional manager complemented the talents of our eastern regional manager, who has a similar amount of experience within the golf apparel industry in the eastern geographical regions of the United States. Our regional sales managers are responsible for maximizing our fashion apparel sales within their respective geographical regions by training and supervising our independent wholesale sales representatives and maintaining contacts with key accounts. In fiscal 2006, we also hired a customer service liaison with extensive marketing experience within the golf apparel industry to provide white glove service to our key accounts and to help us market our SPORT HALEY® and Ben Hogan® fashion apparel brands to prestigious country clubs and resorts which had not done business with us in the past.

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

Gross profit for fiscal 2006 with regard to sales of branded apparel was $114,000, which yielded a 5% gross margin on branded apparel net sales for the respective period. We expected that our sales of Top-Flite® branded apparel should yield gross margins of 25% or greater. Gross profit relating to Top-Flite® branded apparel sales for fiscal 2006 was negatively impacted by production delays, extraordinary shipping charges and mark down money due to Wal-Mart. Production delays caused us to incur inbound freight charges of $70,000. Because the Top-Flite® merchandise was continually received late from our suppliers, Wal-Mart required that we ship the orders directly to each store rather than to respective Wal-Mart distribution centers as originally planned. We estimated that additional shipping costs, incurred to ship orders directly to Wal-Mart stores rather than to distribution centers, were in excess of $200,000 for fiscal 2006. Periodically, per our vendor agreement, Wal-Mart reserves the right to request that we reimburse them for mark downs they have taken or plan to take on Top-Flite® apparel we sold to them. It is our understanding that Wal-Mart typically requests mark down money when sales of merchandise do not reasonably meet their internal expectations. Because we shipped Top-Flite® apparel for a Father’s Day promotion five weeks late due to production delays, Wal-Mart lost early sales opportunities for the merchandise, and sell-through of the Top-Flite® apparel produced for that promotion did not reasonably meet their expectations. We recorded sales discounts of $168,000 in fiscal 2006 relating to mark down concessions granted to Wal-Mart with respect to the Father’s Day promotion that adversely affected our gross profit, accordingly. By June 30, 2006, we consolidated the operations of Reserve Apparel to move substantially all of its operations to our Denver, Colorado facility. Before moving the operations to Denver, the product development, sourcing, logistics and sales invoicing operations of Reserve Apparel had been performed in Toronto, Ontario, Canada, by employees of Explorer Gear, the former minority interest. By consolidating the operations of Reserve Apparel into our Denver operations, and utilizing suppliers other than those which caused repeated production delays, we expected to improve the management of the entire production process and to achieve more reasonable margins on sales of Top-Flite® branded apparel in periods beyond fiscal 2006. Wal-Mart informed us in September 2006 that they no longer intend to purchase Top-Flite® branded apparel.

Selling, general and administrative expenses were $7,090,000 in fiscal 2006, a decrease of $1,946,000, or 22%, from $9,036,000 in fiscal 2005. The decrease was attributable to various factors. Included in fiscal 2005 expenses were severance and other compensation expenses paid to our late Chairman and former Chief Executive Officer. Subsequent to the death of our Chairman in September 2004, we paid $650,000 in severance and other compensation to the late Chairman’s estate. Similarly, upon the departure of our former Chief Executive Officer in October 2004, we accrued $520,000 in severance and other compensation that is generally payable to the former executive over a three-year period ending in March 2008. The severance and other compensation amounts paid to our late Chairman and former Chief Executive Officer increased our selling, general and administrative costs in fiscal 2005 by $1,170,000. The severance and other compensation expense paid to our former Chief Executive Officer had no effect on our selling, general and administrative expenses in fiscal 2006. Salary and other payroll related expenses, net of severance and other compensation costs, totaled $3,116,000 in fiscal 2006, a decrease of $225,000, or 7%, from $3,341,000 in fiscal 2005. We attributed the remainder of the decrease in selling, general and administrative expenses to our continued efforts to streamline our operations and to find additional ways to decrease our overall operating expenses. As a percentage of sales, our selling, general and administrative expenses were 34% and 41% for fiscal 2006 and 2005, respectively.

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

Total other income, net, for fiscal 2006 was $438,000, an increase of $230,000, or 111%, from $208,000 in fiscal 2005. The increase in other income, net, was primarily attributable to higher rates of interest earned during fiscal 2006 as compared with fiscal 2005 on cash and cash equivalent balances held at various financial institutions. Other income for fiscal 2006 also included $157,000 of the $173,000 recovered in the settlement we reached with our auditors from prior to fiscal 2000. We offset legal expenses for fiscal 2006 with the remainder of the settlement in the amount of $16,000.

Loss from operations before minority interest in subsidiary loss and provision for income taxes for fiscal 2006 was $667,000, an improvement of $2,606,000, or 80%, from a loss of $3,273,000 in fiscal 2005. While a substantial amount of the improvement was due to the factors discussed above, such as better controls over fashion apparel inventories that resulted in lower write-downs of obsolete or discontinued inventories in fiscal 2006, severance and other compensation expense incurred in fiscal 2005 and not in fiscal 2006, lower overall payroll and related expenses in fiscal 2006, higher rates of interest earned on cash and cash equivalents in fiscal 2006 and the settlement recovery from our former auditors in fiscal 2006, we believed that the improvement was also indicative of management’s concerted efforts to return the Company to profitability. Of the $667,000 loss incurred in fiscal 2006, only $150,000 related to the operations of Sport Haley, as compared with $3,273,000 in fiscal 2005. The remaining $517,000 of the $667,000 fiscal 2006 loss was attributable to the operations of Reserve Apparel.

Basic and diluted losses per share were ($0.15) and ($1.29) for fiscal years 2006 and 2005, respectively. Due to the net losses for the respective periods, all outstanding options were anti-dilutive and therefore excluded from the loss per share calculations.

Liquidity and Capital Resources

Our primary sources of liquidity are derived from our available cash and cash equivalents, cash flows from operations and a revolving line of credit with a commercial bank, which is fully cash secured. We require cash for our general working capital purposes. We do not anticipate requiring material amounts of cash for capital expenditures over the next 12 months. To the extent our cash balance is insufficient to finance our working capital needs, we may also make periodic borrowings under our revolving line of credit. Our working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of fashion apparel inventories for the spring/summer and fall/holiday selling seasons, respectively.

Working capital was $10,980,000 and $14,455,000 at June 30, 2007 and 2006, respectively. Cash and cash equivalents plus marketable securities totaled $ 4,464,000 and $8,492,000 at June 30, 2007 and 2006, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents, if they are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates.

Net cash provided by (used in) operating activities totaled ($1,277,000), $1,139,000 and $3,134,000 for fiscal years 2007, 2006 and 2005, respectively. The primary components of adjustments to reconcile net loss to cash provided by (used in) operating activities were changes between fiscal years relating to impairments and write-downs, provisions for doubtful accounts and sales returns, accounts receivable, inventories, accounts payable, and accrued commissions and other expenses.

•                  Adjustments for impairments and write-downs affected net cash provided by (used in) operating activities by $760,000 in fiscal 2007, $408,000 in fiscal 2006 and $1,403,000 in fiscal 2005. The effects on net cash provided by (used in) operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the fashion apparel business, excess inventories left over at the end of each selling season (“previous seasons’ inventories”) are common within the industry. Throughout each fiscal year, we market previous seasons’ inventories through our ordinary marketing channels. At or near the end of each fiscal quarter, we identify and revalue obsolete inventories, primarily consisting of previous seasons’ fashion apparel inventories, to estimated disposition values. In fiscal 2004, we enacted initiatives directed to significantly reduce the levels of finished goods inventories in order to minimize the adverse financial effects associated with the devaluation of obsolete fashion apparel inventories. In fiscal 2005, we sold a significant portion of our previous seasons’ fashion apparel inventories and refined our procedures to better estimate the recoverability our finished goods inventories, and we established new procedures for purchasing fashion apparel inventories designed to minimize the quantities expected to remain at the end of each selling season. In 2006, $95,000 of the $408,000 inventory write-down related to branded apparel inventories on hand at June 30, 2006. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in exact quantities to sufficiently satisfy specific customer orders. In fiscal 2007, we sold all remaining branded apparel inventories on hand at June 30, 2006, without recording a significant gain or loss on the sale. In fiscal 2007, in accordance with SFAS 142, we impaired $270,000 in goodwill which had been recorded upon our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006.

At June 30, 2007, we determined that the goodwill was sufficiently impaired per the guidance offered by SFAS 142 to warrant impairing the entire balance, because since purchasing the minority interest we have not been able to locate a significant customer for our Top-Flite® branded apparel.

•                  The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. As of June 30, our allowances for doubtful accounts were $235,000 in fiscal 2007, $291,000 in fiscal 2006 and $377,000 in fiscal 2005. The allowances for 2007, 2006 and 2005 included specific reserves of $116,000, $116,000 and $151,000, respectively, with respect to certain customer accounts receivable. We believe that the trend which indicates a general decrease in the required allowance amount is primarily attributable to the changes in collection methods that we instituted in fiscal 2004. The changes in our collection methods help us to shorten the collection process with regard to past due accounts, thereby minimizing potentially uncollectible amounts. Our allowances for customer sales returns at June 30 were $139,000 in fiscal 2007, $155,000 in fiscal 2006 and $286,000 in fiscal 2005. The percentage of sales returns decreased dramatically in fiscal 2006 and remained relatively unchanged from fiscal 2006 through fiscal 2007. We attribute the decrease from 2006 through 2007 to enhancements within our order reservation and shipping systems in late fiscal 2005 that generally ensure our customers that they will receive merchandise they have ordered in advance from us within a very few days from the specific receipt date they have requested. We believe that the system enhancements have significantly reduced the amount of our sales returns with respect to late and/or incomplete shipments. Provisions for doubtful accounts and sales returns affected net cash provided by (used in) operating activities by ($13,000) in fiscal 2007, ($71,000) in fiscal 2006 and ($205,000) in fiscal 2005.

•                  Accounts receivable, not including the effects of provisions for doubtful accounts and sales returns, provided operating cash of $897,000 in fiscal 2007, provided operating cash of $616,000 in fiscal 2006 and provided operating cash of $1,656,000 in fiscal 2005. Accounts receivable, net of allowances, decreased from $3,950,000 at June 30, 2006 to $3,066,000 at June 30, 2007. The decrease in fiscal 2007, as compared with the fiscal 2006 receivable balance, was primarily attributable to a corresponding decrease in net sales between fiscal 2007 and fiscal 2006.

•                  Inventories, not including the effects of inventory impairments and write-downs, used operating cash of $1,351,000 in fiscal 2007, used operating cash of $1,030,000 in fiscal 2006, and provided operating cash of $3,252,000 in fiscal 2005. Our inventories increased in fiscal 2006, from $4,775,000 at June 30, 2006, to $5,814,000 at June 30, 2007. The net increase of $1,039,000 primarily related to earlier receipt of fall fashion apparel inventories and deposits on fashion apparel inventories at June 30, 2007, as compared with June 30, 2006. We had no branded apparel inventories or deposits at June 30, 2007. In fiscal 2005, we disposed of significant amounts of our obsolete or aging finished goods inventories and implemented initiatives designed to further minimize the quantities of unsold inventories expected to remain at the end of a selling season, which we believe have allowed us to maintain reasonable inventory levels since fiscal 2006.

•                  Accounts payable used operating cash of $270,000 in fiscal 2007, provided operating cash of $1,255,000 in fiscal 2006, and used operating cash of $799,000 in fiscal 2005. Accounts payable decreased from $1,836,000 at June 30, 2006, to $1,566,000 at June 30, 2007. Changes in accounts payable relate to differences in the timing between the years in the recording and payments of expenditures for inventory purchases, ordinary business expenses and other.

•                  Accrued commissions and other expenses used operating cash of $119,000 in fiscal 2007, used operating cash of $49,000 in fiscal 2006, and provided operating cash of $402,000 in fiscal 2005. Accrued commissions and other expenses decreased from $1,120,000 at June 30, 2006, to $1,001,000 at June 30, 2007. The decrease primarily relates to lower royalties due on correspondingly lower Ben Hogan® sales for the fourth fiscal quarter, comparatively between the 2007 and 2006 fiscal years, and a decrease of $164,000 in accrued severance compensation payable to our former chief executive officer, comparatively between June 30, 2007 and 2006. At June 30, 2007, we recorded a contingent liability and royalty expense of

$178,000 with regard to our license agreement for Top-Flite® branded apparel, which requires minimum royalty of $188,000 for such apparel in calendar year 2007, because we anticipated that sales of Top-Flite® branded apparel would be insufficient to meet the contractual calendar year minimum requirement. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar 2006.

Net cash provided by (used in) investing activities totaled ($419,000), ($28,000), and $363,000 for fiscal years 2007, 2006, and 2005, respectively. The primary components of net cash provided by (used in) investing activities were maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

•                  Purchase of minority interest used investing activities cash of $375,000 in fiscal 2007. In September 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley.

•                  Net maturities (purchases) of marketable securities provided investing activities cash of $539,000 in fiscal 2005. No marketable securities were purchased during fiscal 2006 or 2007. Marketable securities primarily consisted of United States government and mortgage-backed debt securities that matured within one year or less. Due to the short-term nature of the investments, we did not recognize material unrealized gains or losses on marketable securities in fiscal 2007, 2006 or 2005. Therefore, the carrying values of marketable securities approximated their fair values.

•                  Purchases of fixed assets used investing activities cash of $44,000, $44,000 and $176,000, in fiscal 2007, 2006, and 2005, respectively. Property and equipment, at cost, decreased from $4,417,000 at June 30, 2006, to $4,461,000 at June 30, 2007. As of June 30, 2007, a significant portion of the fixed assets used in our operations were fully depreciated. We do not anticipate making any significant fixed asset additions in the near future.

Dispositions of fixed assets provided investing activities cash of $0 in fiscal 2007, $16,000 in fiscal 2006 and $0 in fiscal 2005, respectively. We do not have a significant amount of unutilized fixed assets, and we do not anticipate any significant asset dispositions in the near future.

Net cash provided by (used in) financing activities totaled ($2,332,000), ($340,000), and $334,000 for fiscal 2007, 2006, and 2005, respectively. The primary components of net cash provided by (used in) financing activities were borrowings and repayments under our line of credit, repurchase of common stock, cash dividend on common shares and stock option exercises.

•                  Since April 1994, we have maintained a revolving line of credit agreement with a commercial bank. The revolving line of credit, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. As of June 30, 2007 and 2006, we had outstanding letters of credit totaling $2,173,000 and $509,000, respectively, relating to commitments to purchase finished goods inventories from various offshore suppliers. Amounts outstanding on letters of credit reduce the amount available for borrowing under the line of credit. In fiscal 2007, we borrowed $300,000 and repaid $300,000 under the line of credit agreement to fund temporary working capital needs. We made no borrowings under the line of credit agreement in either fiscal 2006 or 2005. We had no outstanding borrowings under the line of credit at either June 30, 2007 or 2006.

•                  In January 2007, we commenced a modified “Dutch Auction” tender offer to purchase shares of our common stock. In February 2007, in accordance with the terms of the related Offer to Purchase agreement, we used cash of $2,332,000 to purchase 485,762 shares of our common stock that had been properly tendered. Upon completion of the tender offer, we had 2,284,490 shares of our common stock outstanding.

•                  In fiscal 2006, we declared and paid a cash dividend to common shareholders, which used financing activities cash of $693,000, and amounts advanced to Reserve Apparel by Explorer Gear, the minority interest, in excess of their proportionate share of Reserve Apparel’s net loss provided financing activities cash of $56,000. No dividends were declared or paid in either fiscal 2007 or 2005.

•                  Historically, gross proceeds from the exercise of stock options have fluctuated significantly from year to year. We realized proceeds of $353,000 and $334,000 from the exercise of stock options in fiscal 2006 and 2005, respectively. No stock options were exercised in fiscal 2007.

Our long-term debt at June 30, 2006, consisted of the balance of amounts advanced to Reserve Apparel by Explorer Gear. We had no long-term debt at June 30, 2007.

Substantially all of our purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, we have no material currency exchange risk. We believe that inflation has not materially affected the results of our operations during the three most recent fiscal years.

Off-Balance Sheet Arrangements

During fiscal years 2007 and 2006, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of June 30, 2007. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

		Payments due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years

Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,244,000	284,000	864,000	96,000	—
Purchase Obligations Under Outstanding Purchase Orders	2,173,000	2,173,000	—	—	—
Minimum Royalty Obligations Under License Arrangements	4,129,000	687,000	2,887,000	555,000	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$7,546,000	$3,144,000	$3,751,000	$651,000	$—

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of June 30, 2007, we have not used derivatives instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2006.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $3,000,000 collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at June 30, 2007. Increases in the bank’s prime rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $2,173,000 at June 30, 2007.

From time to time, we maintain short-term investments in low risk and no risk financial instruments, readily convertible into cash, which earn interest at variable rates. We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000 per account.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on October 19, 2006, our independent registered accountants, Hein & Associates LLP (“Hein”), declined to stand for re-election after the completion of the audit for the year ended June 30, 2006, and the Audit Committee of our Board of Directors engaged the firm Gordon, Hughes & Banks, LLP to act as our independent registered public accountants for the year ended June 30, 2007.

During the two most recent previous fiscal years, and any subsequent interim period preceding Hein’s declination to stand for re-election, we did not have any disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which if not resolved to the satisfaction of Hein would have caused them to make reference to the subject matter of such a disagreement in connection with the issuance of this report on Form 10-K. Further, there were no reportable events (as defined in Regulation S-K Item 301(a)(1)(v)) in connection with our two most recent prior fiscal year audits, or in any subsequent interim period preceding Hein’s declination, except that, as previously reported, upon implementation of our operations software in January 2004 and continuing through the fiscal quarter ended March 31, 2006, programming and human errors discovered which caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation.

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

(b)           Changes in Internal Control Over Financial Reporting. During the last quarter of fiscal 2007, we did not implement any significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Donald W. Jewell	56	Chief Executive Officer, President and Director

Patrick W. Hurley	55	Chief Financial Officer, Secretary and Treasurer

Catherine B. Blair	56	Vice President - Merchandising/Design

Ronald J. Norick (2)(3)(4)	65	Director and Chairman of the Board

James R. TenBrook (1)(3)(4)	59	Director and Chairman of the Audit Committee

Mark J. Stevenson (1)(2)(3)(4)	68	Director and Chairman of the Compensation Committee

James H. Everest (2)(3)(4)	58	Director

William O. Johnstone (1)(3)(4)	59	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Nominating Committee

(4)          The Board of Directors has determined that this director is independent pursuant to the applicable FINRA rules

Officers are appointed by and serve at the discretion of the Board of Directors. Each Director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified, subject to the terms and conditions of their respective employment agreements. All of our officers devote full-time to our business and affairs.

Donald W. Jewell was appointed by our Board of Directors in October 2004 to serve as our Interim Chief Executive Officer. Mr. Jewell was appointed in April 2005 to serve as our President and has served as our Senior Vice President since February 2001. Mr. Jewell served as President for a term consistent with that of his service as our Interim Chief Executive Officer. In September 2006, Mr. Jewell agreed to serve as our Chief Executive Officer and President on a permanent basis, and he will no longer serve as our Senior Vice President. In February 2007, Mr. Jewell was elected to serve as a Director. From 1996 until joining us, Mr. Jewell was the founder, president and director of Jewell Apparel Group, a Canadian distributor of premium and mid-priced men’s golf apparel. Mr. Jewell began designing, sourcing and marketing golf apparel in 1993 while serving as the president and chief executive officer of Jewell-Rung, positions that he held from 1980 to 1996.

Patrick W. Hurley has served as our Secretary and Treasurer since November 1999, as our Controller from November 1999 to August 2006 and as our Chief Financial Officer since December 2000. Prior to joining us, Mr. Hurley was employed as a senior staff accountant at Saltzman Hamma Nelson Massaro LLP, Denver, Colorado, where among other things, he supervised or participated in the preparation of audited and unaudited financial statements and income tax returns, and provided advice and training for business clients regarding selection and implementation of accounting systems and procedures. Mr. Hurley is a certified public accountant and received a bachelor of science degree in accounting in 1991. Mr. Hurley is also a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

Catherine B. Blair has served as our Vice President - Merchandising/Design since her appointment in May 1996. Ms. Blair has been part of our design team since 1992, and was appointed Director of Design in 1995. Prior to joining us, Ms. Blair was a designer for a golfwear company and also worked as a freelance designer for companies such as Macy’s, Bloomingdale’s, Ann Taylor and The Gap.

Key Employees

George E. (“Tom”) Tomlinson has served as our Director – Operations and Production since December 1997. Previously, Mr. Tomlinson served as our warehouse distribution manager from January 1993 until December 1997. Prior to joining the Company in 1993, Mr. Tomlinson held various positions in other companies, including purchasing for Belle Bonfils Memorial Blood Center. Mr. Tomlinson is the brother of our late Chairman and Chief Executive Officer, Robert G. Tomlinson, and the uncle of our former Chief Executive Officer, Kevin M. Tomlinson.

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

Steve S. Barr has served as our Managing Director of Sales - Retail Division since November 2006 with responsibilities including identifying, opening and developing new accounts for our Ben Hogan® fashion apparel and Top-Flite® branded apparel within department store, specialty retail store and mass retail store markets. From May 2006 through October 2006, Mr. Barr provided consulting services to us regarding our management of the Wal-Mart account for our Top-Flite® branded apparel. From April 2005 through April 2006, Mr. Barr was the vice-president of sales for the men’s private label sportswear division of Oxford Industries, with responsibilities including managing Oxford Industries’ Wal-Mart account and for establishing accounts with other mass retailers. From 1998 until March 2005, Mr. Barr was employed by Tropical Sportswear Int’l, a leading maker of both private label and branded apparel, serving as sales director and most recently as senior vice president with responsibility for supervising the mass retail division. Mr. Barr received a bachelor of science degree in accounting in 1984.

Independent Directors

Ronald J. Norick has been a Director since November 1993. In October 2004, subsequent to the death of Robert G. Tomlinson, Mr. Norick was appointed by the Board of Directors to fill the newly-created non-officer position of Chairman of the Board. Mr. Norick also serves on the Compensation and Nominating Committees of the Board and served on the Audit Committee of the Board until February 2007. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees and is a director of BancFirst Corporation, a publicly-held corporation based in Oklahoma City, Oklahoma. Mr. Norick also serves as controlling manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

James R. TenBrook has been a Director since March 2004. Mr. TenBrook has served as the Chairman of the Audit Committee since March 2004 and also serves on the Nominating Committee. Mr. TenBrook is the president and a shareholder of Karsh Consulting, P.C. of Denver, Colorado, has been a certified public accountant since 1973, received his personal financial specialist certification in 1994 and is a certified valuation analyst. Mr. TenBrook’s practice consists primarily of litigation support, tax and estate planning. Mr. TenBrook is a member of the Colorado Society of Certified Public Accountants (“CSCPA”), served on the CSCPA’s board of directors from 1996-1999 and served on the CSCPA Personal Financial Planning Committee from 1991-1994 (serving as Chairman of the Committee in 1993 and 1994). Mr. TenBrook is also a member of the American Institute of Certified Public Accountants. Karsh Consulting, P.C. has performed income tax services for several years for our current Chief Executive Officer and President, our former Chief Executive Officer and an entity related to our former Chairman. The fees paid to Karsh Consulting, P.C. for these tax services have not exceeded $8,000 per year in the aggregate. While services rendered by Karsh Consulting, P.C. result in some pecuniary benefit to Mr. TenBrook, the amount of which is difficult to quantify, Mr. TenBrook believes that the direct compensation to him as a result of these particular engagements has been less than $1,000 per year. We believe that Mr. TenBrook nevertheless meets the definition of independence under both SEC and FINRA Rules.

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

William O. Johnstone has served as a Director since February 2007. Mr. Johnstone is the manager and chief executive officer of Council Oaks Partners, LLC, a private equity firm in Oklahoma City, Oklahoma. Mr. Johnstone is a director and vice chairman of BancFirst Corporation, a publicly-traded banking corporation based in Oklahoma City, Oklahoma, of which Mr. Norick is also a director. Council Oaks Partners, LLC, is a subsidiary of BancFirst Corporation. Mr. Johnstone is also the chief executive officer of Council Oak Investment Corporation and Council Oak Real Estate, Inc., both of which are subsidiaries of BancFirst Corporation. From 1996 to 2001, Mr. Johnstone served as chairman and co-chief executive officer of C-Teq, Inc., a company that provided data processing services to financial institutions. From 1985 until 1996, Mr. Johnstone served as president and chairman of the board for City Bankshares, Inc. and its subsidiary, City Bank & Trust, Oklahoma City, Oklahoma.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their initial ownership of common stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and to Sport-Haley, Inc. Specific due dates for these reports have been established and we are required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2007.

Based solely upon our review of the reports furnished to us and written representations that no other reports were required during fiscal 2007, we believe that our officers, directors and beneficial owners of more than ten percent of our common stock complied with all Section 16(a) requirements.

Board Committees

The Board of Directors has delegated certain of its authority to an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is comprised of Messrs. TenBrook, Stevenson and Johnstone. The Compensation Committee is comprised of Messrs. Stevenson, Norick and Everest. The Nominating Committee is comprised of Messrs. Norick, TenBrook, Stevenson, Everest and Johnstone. Mr. TenBrook serves as Chairman of the Audit Committee and Mr. Stevenson serves as Chairman of the Compensation Committee. No member of these three committees is a current or former officer or employee of Sport-Haley, Inc. or its current or former subsidiaries. We have determined that each member of the Audit Committee, Compensation Committee and Nominating Committee qualifies as an “independent” director under the applicable FINRA Rules.

Audit Committee

The major functions of the Audit Committee are to discuss the scope of audit procedures employed, to review and approve the audit reports rendered by our independent auditors and to approve the audit fee charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. James R. TenBrook has served as the Chairman of the Audit Committee since March 2004.

Since March 2004, when James R. TenBrook was elected as Director and appointed to the Audit Committee as its Chairman, the Board has determined that Mr. TenBrook meets the definition of an audit committee financial expert, as defined by SEC regulations. In addition, the board has determined that Mr. TenBrook also meets the requirements for independence under SEC rules and the applicable FINRA Rules.

Compensation Committee

The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer our Stock Option Plan. See “Compensation Committee Report” included in Item 11 below.

Nominating Committee

The Nominating Committee recommends to the Board the persons to be nominated for election as Directors at any meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board. The Board has determined that each of the members of the Nominating Committee is “independent,” as that term is defined by applicable FINRA Rules

Since forming the Nominating Committee, adopting a formal charter, and adopting nomination procedures, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis provides information regarding our executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow the tables in this section. This discussion will focus on our objectives, principles, practices and decisions with regard to the compensation of the following three named executive officers (the “NEOs”):

•  Donald W. Jewell – Chief Executive Officer and President

•  Patrick W. Hurley – Chief Financial Officer, Secretary and Treasurer

•  Catherine B. Blair – Vice President – Merchandising/Design

Compensation programs for our NEOs are determined and proposed by our Compensation Committee and are approved by the Board of Directors. None of the NEOs are members of the Compensation Committee or otherwise had any role in determining the compensation for themselves or other NEOs, although the Compensation Committee does receive input from the NEOs when considering adjustments to base salary and other compensation components and the Chief Executive Officer’s recommendations with respect to compensation of the other NEOs. The Compensation Committee conducts an annual review of our executive compensation programs to ensure that they meet the objectives described below. The Compensation Committee relies on its judgment in making compensation decisions after reviewing our performance and evaluating each executive’s performance against established goals, leadership ability and responsibilities, and current compensation arrangements. When setting total compensation for each of the NEOs, the Compensation Committee reviews each NEO’s current compensation, including equity and non-equity based compensation. The Compensation Committee also evaluates through local surveys and human resource publications comparable base and incentive compensation ranges for similar job descriptions.

Executive Compensation Objectives and Overview

The overall objective of our executive compensation program is to create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

•                  Compensation should be based on individual job responsibility, demonstrated leadership ability, management experience, individual performance and achieving Company financial goals. Employees in positions of leadership and broad responsibility are generally compensated by elements that are linked to our overall performance.

•                  Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package for the NEOs is essential to attract and retain talented executives in key positions.

•                  Compensation is designed to reward NEOs based on both our short-term and long-term performance. Base salary is tied to individual performance and market conditions for similar positions. Bonuses, if any, are tied to achievement of short-term quantitative performance goals that we believe closely correlate to share value. Long-term performance has historically been rewarded through equity-based awards such as stock options, the value of which depends on future share prices, and the realization of which is contingent on satisfaction of vesting schedules requiring continued service with us.

Elements of Executive Compensation

Our current executive compensation program is based upon four main components, designed to be consistent with our compensation objectives: (1) base salary; (2) annual incentive bonuses; (3) grants of stock options; and, (4) perquisites and other benefits.

The following is a more detailed explanation of the primary components of our executive compensation program.

Base Salary. Base salaries are set initially in each NEO’s respective executive employment agreement, and are reviewed annually by the Compensation Committee. Base salaries serve as the guaranteed cash portion of executive compensation. A base salary is intended to compensate an executive for performing his or her job responsibilities on a day-to-day basis and is intended to reflect that executive’s skill set as well as the market value for that position. The Compensation Committee sets the base pay of the Chief Executive Officer. Base pay for other NEOs is set by the Compensation Committee after reviewing the recommendation of the Chief Executive Officer. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility and other factors.

Each NEO’s base salary is generally fixed at the time the executive is first hired or is promoted to the executive officer level. In setting the base salary, the Compensation Committee reviews job requirements and performance expectations, and conducts an informal market survey to determine the competitiveness of the base salary. The Compensation Committee reviews base salaries annually and adjustments are made as appropriate to recognize outstanding individual performance, expanded duties, or changes in the competitive marketplace. In 2007, we increased the base salary of our Chief Executive Officer, Donald W. Jewell, to $325,000, as he was appointed to the position of Chief Executive Officer on a permanent basis. Mr. Jewell also serves as our President and retains responsibility for designing and sourcing our Ben Hogan® men’s fashion apparel. We did not adjust the base salary of any of our other NEOs in 2007.

The base salary for each of the named executive officers during 2007, according to their respective effective employment agreement, was as follows:

Donald W. Jewell	Chief Executive Officer and President	$325,000
Patrick W. Hurley	Chief Financial Officer, Secretary and Treasurer	$125,000
Catherine B. Blair	Vice President – Merchandising/Design	$130,000

Cash Bonuses. The employment agreements of each of our NEOs contain provisions allowing for annual incentive bonuses, at the discretion of the Compensation Committee, of up to 30% of the executive’s base salary, in accordance with our bonus plan. Each year, depending upon the Company’s annual financial performance and other objectives, a determination is made as to whether an annual bonus is a necessary part of the overall executive compensation package. In those years where it is determined that an annual bonus is required, a bonus serves as the short-term incentive compensation element of the executive compensation program and is intended to provide an incentive for an executive to achieve a high level of corporate and individual performance. The payout of annual bonuses to NEOs is subject to the approval of the Compensation Committee following its review of executives’ performances against the designated corporate and individual performance criteria. No bonuses were awarded to our NEOs in 2007, since key revenue and profit objectives were not achieved. During 2006, we awarded a cash bonus to Mr. Jewell of $50,000 and transferred title in a Company automobile to him (with an estimated fair value of $14,000); we awarded Mr. Hurley a cash bonus of $12,000; and, we awarded Ms. Blair a cash bonus of $3,000.

Long Term Incentives – Stock Options. Historically, we have granted common stock options to our executive officers and directors as a form of long-term incentives. Sport Haley adopted an Amended and Restated Stock Option Plan in 1993 (the “Option Plan”). The Option Plan provided for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights (“SARs”). Options granted under the Option Plan typically vested over three years, which provided the recipient some incentive to remain with the Company.

The Option Plan is administered by the Compensation Committee. Upon termination of a participant’s employment or consulting relationship with Sport-Haley, all unvested options terminate and are no longer exercisable. Vested options remain exercisable for a specified period of time following the termination date. The length of such an extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

Each of our NEOs has previously been granted options under the Option Plan, all of which are currently vested and exercisable. The options granted to our NEOs under the Option Plan will expire, based upon the date of their issuance, from January 2010 through February 2012. The Compensation Committee did not utilize a specific formula as the basis for granting awards under our Option Plan. No options could be granted under the Option Plan subsequent to February 28, 2003, when the Option Plan expired by its terms. Thus, no options were granted to our NEOs or directors during 2007.

Options granted pursuant to the Option Plan prior to its expiration remain exercisable according to the terms of their issuance. All of the options previously granted under the Option Plan are now fully vested. The exercise price of each incentive option granted under the Option Plan must have been at least equal to the fair market value of the common stock of Sport-Haley on the date of grant. In the case of an optionee who owned stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport Haley, the exercise price of incentive options could not be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan was determined by the Compensation Committee, but could not be less than 85% of the fair market value of the Common Stock.

As of June 30, 2007, a total of 593,500 non-qualified options were outstanding, with exercise prices ranging from $2.71 to $9.78 per share and a weighted average exercise price per share of $3.22. During the quarter ended June 30, 2007, no options were exercised and no options expired.

The Compensation Committee believes that option grants provide significant performance incentives and is considering adopting a new option plan. We believe that long-term equity-based compensation is an important element of our overall compensation program because it helps focus our executives on our long-term financial goals and operational performance and also aligns the interests of our executives with those of our shareholders. The potential financial value offered through such options, along with the typical vesting period, is also an important retention tool.

Perquisites and Other Benefits. Other benefits are provided to the NEOs include basic group health care coverage (the Company pays 80% of the NEO’s prorated premium for group medical insurance exclusive of spousal and dependent coverage), life insurance (the Company pays the premium for $50,000 of term life insurance per salaried employee in a group plan), paid vacations and 401(k) plan employer contributions (the Company matches employee contributions up to 3% of their annual compensation plus 50% of their contributions from 3 to 5% of their annual compensation, within applicable federal limits). The Compensation Committee believes that those benefits, which are detailed in the Summary Compensation Table under the heading “All Other Compensation,” are reasonable, competitive and consistent with our overall executive compensation program. In addition, for our Chief Executive Officer, we also pay for certain automobile expenses, his golf club membership dues and for a personal assistant, who primarily provides him with non-business related personal services.

Termination and Severance Benefits

The Company has entered into an employment agreement with each of the NEOs. The Company’s executive employment contracts are generally based upon a standard form of agreement with various modifications, depending on the position. Each employment agreement generally requires the executive officer to devote his or her full productive time and best efforts to the Company and to hold in confidence all trade secrets and proprietary information he or she receives from the Company. The employment agreements set forth the base salary, incentive compensation, benefits and perquisites that the executive officer is entitled to as described above. The employment agreements also set forth the benefits and rights the executive officers are entitled to upon termination of employment and upon a change-in-control of the Company. These rights are described below.

Donald W. Jewell. With respect to our Chief Executive Officer and President, Donald W. Jewell, if we elect to terminate his employment for other than “cause” (as defined in the employment agreement), or if Mr. Jewell were to terminate the agreement for cause, Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Jewell is eligible to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Jewell terminate the agreement within sixty days of the change of control, then Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

Patrick W. Hurley. If we elect to terminate the executive employment agreement with Patrick W. Hurley, our Chief Financial Officer, Secretary and Treasurer, without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Hurley terminates the agreement with or without cause, he is entitled to receive severance compensation equal to six months’ salary, plus 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Hurley is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Hurley terminate the agreement within sixty days of the change of control, then Mr. Hurley is entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Mr. Hurley would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

Catherine B. Blair. If we elect to terminate her executive employment agreement with Catherine B. Blair, our Vice President of Merchandising/Design, without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, she is entitled to receive severance compensation equal to fifteen months’ salary, plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change of control, then Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Ms. Blair would become fully vested and exercisable on the date of termination. In the event of a termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to either the Chief Executive Officer or any of the other three highest paid executive officers. Qualified performance-based compensation is not subject to limit if certain requirements are met. The Compensation Committee periodically reviews and considers the deductibility of executive compensation under Section 162(m) in designing our compensation programs and arrangements. While we will continue to monitor our compensation programs in light of Section 162(m), the Compensation Committee intends to retain the flexibility necessary to provide total compensation that is consistent with our competitors and the market, our compensation philosophy and the Company’s best interests. As a result, the Compensation Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of the Company and our stockholders.

Accounting for Stock-Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, over the requisite service period, under our stock option plan.

Equity or other Security Ownership Requirements or Guidelines

We do not require our executive officers or directors to maintain ownership of any specified amounts of our common stock. None of our NEOs own shares of our common stock. Two of our directors, directly and/or beneficially, own shares of our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Report of the Compensation Committee

The following statement made by the Compensation Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under either of these Acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which precedes this report (see “Item 11. Executive Compensation — Compensation Discussion and Analysis” above). Based on such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in this annual report on  Form 10-K.

By the Compensation Committee of the Board of Directors of Sport-Haley, Inc.

Mark J. Stevenson, Chairman

Ronald J. Norick

James H. Everest

Compensation Committee Interlocks and Insider Participation

The following non-employee directors currently serve on the Compensation Committee of the Board of Directors: Mark J. Stevenson (Chairman), Ronald J. Norick and James H. Everest. There are no interlocks of executive officers or directors of the Company serving on the Compensation Committee or equivalent committee of another entity, which has any director or executive officer serving on the Compensation Committee, other committees or the Board of Directors of the Company.

Summary Compensation Table

The following table sets forth compensation information regarding our named executive officers for the last three fiscal years ended June 30, 2007.

Elements of compensation for our NEOs include salary, discretionary cash bonuses, options to purchase shares of our common stock under our expired stock option plan and other perquisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2007. As a result, columns related to these items have been omitted from the table above. See “Compensation Discussion and Analysis,” above.

Name And Principal Position	Year	Salary	Bonus		All Other Compensation		Total
		($)	($)		($)		($)
Donald W. Jewell (1)	2007	$325,000	$—		$78,000	(2)	$403,000
Chief Executive Officer	2006	200,000	64,000	(3)	32,000	(2)	296,000
and President	2005	198,000	—		3,000	(4)	201,000

Patrick W. Hurley	2007	121,000	—		3,000	(4)	124,000
Chief Financial	2006	110,000	12,000	(5)	2,000	(4)	124,000
Officer, Secretary and Treasurer	2005	101,000	—		1,000	(4)	102,000

Catherine B. Blair	2007	125,000	—		7,000	(4)	132,000
Vice President –	2006	111,000	3,000	(5)	2,000	(4)	116,000
Merchandising / Design	2005	106,000	—		2,000	(4)	108,000

(1)

Mr. Jewell has served as our Senior Vice President since February 2001, our Interim Chief Executive Officer since November 2004 and our President since April 2005. In September 2006, we appointed Mr. Jewell as our permanent Chief Executive Officer and President, and after that time he no longer served as our Senior Vice President.

(2)

Mr. Jewell’s Other Compensation for 2007 consisted of life insurance premiums paid by the Company, 401(k) plan contributions, medical insurance premiums, country club membership fees, automobile expenses, unreimbursed personal expenses and payments and benefits for a personal assistant ($53,000). Mr. Jewell’s Other Compensation for 2006 consisted of life insurance premiums paid by the Company, 401(k) plan contributions, medical insurance premiums, automobile expenses and payments and benefits for a personal assistant ($20,000).

(3)	Comprised of cash bonus of $50,000 paid in October 2005 plus transfer of title to a Company vehicle with an estimated fair value of $14,000, effective September 30, 2005.
(4)	Comprised of contributions by the Company to the Named Officer’s 401(k) account plus term life insurance premiums paid by the Company.
(5)	Comprised of cash bonus paid in October 2005.

Executive Employment Agreements

We have entered into the following executive employment agreements with our NEOs:

Donald W. Jewell Effective February 1, 2001, we entered into an employment agreement with Donald W. Jewell to serve as our Senior Vice President. In January 2006, we and Mr. Jewell entered into an agreement, effective November 1, 2005, whereby Mr. Jewell agreed, in addition to his duties, responsibilities and benefits under his existing employment agreement, to serve as our Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions. In April 2005, Mr. Jewell was appointed to serve as our President. The agreement, as amended, requires that Mr. Jewell devote his full business time as our Interim Chief Executive Officer, President and Senior Vice President, at an annual salary of $200,000 and such bonuses, as awarded by our Board of Directors, and extends for a two-year term, subject to automatic one-year extensions at the end of each year. In September 2006, we appointed Mr. Jewell as our permanent Chief Executive Officer for a salary of $325,000, retroactive to July 1, 2006, and he no longer serves as our Senior Vice President. Until such time as a new employment agreement is finalized, the terms of the February 2001 agreement, as amended, will generally remain in effect. In addition, we agreed with Mr. Jewell that we would provide for a personal assistant, with benefits, for his use and personal service and to pay the membership dues for a golf club that Mr. Jewell uses primarily for business purposes. The agreement contains a non-competition provision for twelve months following termination, provided that Mr. Jewell could be released from the non-competition clause if he were terminated without cause and if he had elected to forego any severance pay. If Mr. Jewell becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Patrick W. Hurley Effective December 1, 2000, we entered into an employment agreement with Patrick W. Hurley. The agreement, as amended, requires that Mr. Hurley devote his full business time as our Chief Financial Officer, Secretary and Treasurer at an annual salary of $125,000 and such bonuses, as awarded by our Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If Mr. Hurley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Catherine B. Blair Effective June 1, 2005, we agreed to amend our employment agreement with Catherine B. Blair that was originally effective July 1, 1997. The amended agreement requires that Ms. Blair devote her full business time as our Vice President of Merchandising/Design at an annual salary of $130,000 and such bonuses, as awarded by our Board of Directors, and extends for a one-year term, subject to automatic extensions after each year. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth information regarding the outstanding equity awards to our NEOs at June 30, 2007. We have not granted any stock awards to our NEOs during 2007 and, accordingly, we had no outstanding stock awards during 2007. Thus, the columns related to stock awards have been omitted from the following table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
			($)
Donald W. Jewell	25,000	—	3.00	08/01/11
Chief Executive Officer and President	25,000	—	3.60	02/12/12
Patrick W. Hurley	15,000	—	3.00	01/05/10
Chief Financial Officer,	20,000	—	3.00	07/02/11
Secretary and Treasurer	15,000	—	3.60	02/12/12
Catherine B. Blair	15,000	—	3.00	01/05/10
VP – Merchandising and	15,000	—	3.00	07/02/11
Design	20,000	—	3.60	02/12/12

Director Compensation

The following table shows certain compensation information with respect to our non-employee directors for 2007. Our only director who is an employee of the Company, Donald W. Jewell, does not receive any additional compensation for serving as a director. Each of our non-employee directors receives an annual fee of $10,000 for serving as director. The Chairman of the Board, Chairman of the Audit Committee and Chairman of the Compensation Committee were scheduled to receive additional fees of $50,000, $10,000 and $2,500 in 2007, respectively. In February 2007, effective April 1, 2007, the Chairman of the Board voluntarily requested that we reduce his additional compensation for serving in such capacity to $30,000 per year. Director fees are paid quarterly. We did not grant any stock awards or options to purchase our common stock our directors during 2007. Further, we do not have a non-equity incentive plan or pension plan for our directors, nor do our directors receive any perquisites or other benefits, other than reimbursement of travel expenses. Accordingly, columns related to these items were deleted from the following table.

Name	Fees earned or paid in cash	Total
	($)	($)
Ronald J. Norick, Chairman of the Board (1)	$52,500	$52,500
James R. TenBrook, Audit Committee Chair (2)	20,000	20,000
Mark J. Stevenson, Compensation Committee Chair (3)	12,500	12,500
James H. Everest	10,000	10,000
William O. Johnstone (4)	3,500	3,500

(1)	Mr. Norick received $42,500 in compensation for serving as the Chairman of the Board in addition to the $10,000 per year fee paid to all non-employee directors.
(2)	Mr. TenBrook received an additional $10,000 in compensation for serving as Chairman of the Audit Committee in addition to the $10,000 per year fee paid to all non-employee directors.
(3)	Mr. Stevenson received an additional $2,500 in compensation for serving as Chairman of the Compensation Committee in addition to the $10,000 per year fee paid to all non-employee directors.
(4)	Mr. Johnstone was elected as a director in February 2007 and, as such, received a prorated portion of the $10,000 per year fee paid to all non-employee directors from March 2007 through June 2007.

Three of our non-employee directors received options to purchase our common stock prior to the expiration of our Option Plan in February 2003. As of June 30, 2007, each non-employee director had the following number of fully-vested options to purchase our common stock:

Name	Options Outstanding at June 30, 2007
Ronald J. Norick	150,000
James H. Everest	150,000
Mark J. Stevenson	75,000
James R. TenBrook	—
William O. Johnstone	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 15, 2007, by: (i) each person known by Sport-Haley, Inc. to own beneficially more than 5% of the outstanding common stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Securities and Exchange Commission under §13(d) or §13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 15, 2007
Name and Address (1)	Number of Shares (2)	Percent of Class (3)
Donald W. Jewell (4)	50,000	2.14%
Patrick W. Hurley (4)	50,000	2.14
Catherine B. Blair (4)	50,000	2.14
Ronald J. Norick (5)	260,617	10.71
James R. TenBrook	-0-	*
Mark J. Stevenson (4)	75,000	3.18
James H. Everest (6)	240,000	9.86
William O. Johnstone	-0-	*
Daniel Zeff, Zeff Holding Co., LLC, Zeff Capital Partners ILP and Spectrum Galaxy Fund Ltd. (7) 50 California Street, Suite 1500 San Francisco, CA 94111	415,736	18.20
MicroCapital, LLC, Ian P. Ellis and MicroCapital Fund, LP (8) 623 Fifth Avenue, Suite 2502 New York, NY 10022	253,327	11.09
Hillson Partners Limited Partnership (9) 6900 Wisconsin Avenue, Suite 501 Bethesda, MD 20815	218,293	9.56
Dimensional Fund Advisors Inc. (10) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	210,195	9.20
Tilson Growth Fund, LP, Tilson Capital Partners, LLC and Whitney Tilson (11) 175 East 62nd Street, #11A, New York, NY 10021	142,700	6.25
All directors and officers as a group (Eight persons in total) (12)	675,617	24.48

*	Less than 1%
(1)	Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2)	Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 15, 2007.
(3)	All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 15, 2007.
(4)	Consists solely of shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof.
(5)

Includes 150,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 110,617 shares owned of record by entities affiliated with Mr. Norick.

(6)

Includes 150,000 shares subject to currently exercisable options or within 60 days after the date hereof and includes 50,000 shares owned by a trust for which Mr. Everest acts as trustee, for which he disclaims beneficial ownership.

(7)

Daniel Zeff is the sole manager and member of Zeff Holding Company, LLC, which serves as the general partner of Zeff Capital Partners I LP. Mr. Zeff provides discretionary investment management services to Zeff Capital Offshore Fund, a class of shares of Spectrum Galaxy Fund Ltd., a company incorporated in the British Virgin Islands. Mr. Zeff beneficially owns 415,736 shares of common stock, comprised of 151,874 shares held by Spectrum Galaxy Fund Ltd. and 263,862 shares held by Zeff Capital Partners I LP. Mr. Zeff and Zeff Holding Company, LLC each disclaim, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of such securities reported, except to the extent of his/its indirect pecuniary interest therein. Each of Zeff Holding Company, LLC and Zeff Capital Partners I LP disclaims beneficial ownership over all shares held by Spectrum Galaxy Fund Ltd.

(8)

MicroCapital LLC is a Delaware limited liability company and a registered investment adviser. MicroCapital LLC acts as investment advisor and general partner to MicroCapital Fund LP and investment advisor to MicroCapital Fund Ltd., a Cayman Islands company. MicroCapital LLC, the general partner of MicroCapital Fund LP, and Ian P. Ellis, the managing member of MircroCapital LLC, have the right or the power to direct the receipt of dividends from common stock and the proceeds from the sale of common stock to MicroCapital Fund LP and MicroCapital Ltd. MicroCapital LLC and Mr. Ellis each beneficially own 253,327 shares of common stock, including 165,751 shares held by MicroCapital Fund LP. MicroCapital LLC and Mr. Ellis each disclaim, for purposes of Sections 13(d) and 13(g) of the Securities Act of 1934, beneficial ownership of such securities reported.

(9)	Hillson Partners Limited Partnership has sole voting power and sole dispositive power of 218,293 shares.
(10)

Dimensional Fund Advisors LP (“Dimensional”) is a registered investment advisor which beneficially owns 210,195 shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are collectively referred to as the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the 210,195 common shares described herein and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(11)

Tilson Growth Fund, LP, a Delaware limited partnership, Tilson Capital Partners, LLC, a Delaware limited liability company and Whitney Tilson have shared voting and dispositive power over 142,700 shares.

(12)

Includes 525,000 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after September 15, 2007. Excludes shares of common stock as to which officers and directors disclaim beneficial ownership.

Equity Compensation Plan Information

The only equity compensation plan maintained by Sport-Haley, Inc. is our Amended and Restated 1993 Stock Option Plan (the “Option Plan”). The Option Plan was approved by our shareholders in 1993 and was amended in 1997. The Option Plan expired by its own terms on February 28, 2003. The following table contains information regarding the equity compensation plan as of June 30, 2007.

	(a)		(b)		(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	593,500	(1)	$3.22	(2)	—	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	593,500		$3.22		—

(1)

The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley, Inc. common stock granted pursuant to the Option Plan to directors, officers, employees, consultants and golf tour professionals. All options were fully vested as of June 30, 2007.

(2)	The outstanding options issued under the Option Plan range in exercise price from $2.71 to $9.78 per share.
(3)	The Option Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley, Inc. common stock may be granted under the Plan after that date.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We adopted a policy that requires Board approval by a disinterested majority of the directors voting for any transaction in which one of our directors, nominees for director, executive officers or greater than five percent stockholders, or their immediate family members, have a material interest. All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, our Company. Our executive officers monitor our operations, giving consideration to the disclosed relationships, and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is, among other things, on terms no less favorable to us than those involving unrelated parties, in accordance with our policies and procedures, and that it is properly disclosed in our reports to shareholders.

Other than the employment arrangements described elsewhere in this report and the transactions described below, since July 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•        in which the amount involved exceeds $120,000; and,

•        in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

We have determined that all of our directors, except Donald W. Jewell, are independent within applicable FINRA rules. Therefore, a majority of our Board of Directors, and each member of the Audit, Compensation and Nominating Committees are independent within applicable FINRA rules. Further, each member of our Audit Committee is also independent under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP, our independent registered public accountants, during fiscal year 2007 for the audit of our annual financial statements, the reviews of our quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for the 2007 fiscal year totaled $64,000.

The aggregate fees billed by Hein & Associates LLP, our former independent registered public accountants, during fiscal year 2007 for the audit of our annual financial statements or the services that are normally provided by in connection with statutory and regulatory filings or engagements for the 2007 fiscal year totaled $3,000.

The aggregate fees billed by Hein & Associates LLP, our former independent registered public accountants, during fiscal year 2006 for the audit of our annual financial statements, the reviews of our quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for the 2006 fiscal year totaled $119,000.

(2)

Audit-related Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $3,000 for fiscal year 2007.

The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $3,000 for fiscal year 2007.

The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $8,000 for fiscal year 2006.

(3)

Tax Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP in fiscal year 2007 for professional services rendered for tax compliance, tax advice and tax planning totaled $4,000 and consisted primarily of services with respect the preparation of federal and state income tax returns.

The aggregate fees billed by Hein & Associates LLP in fiscal years 2007 and 2006 for professional services rendered for tax compliance totaled $5,000 and $7,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns.

(4)

All Other Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP in fiscal year 2007 and Hein & Associates LLP in fiscal year 2006, other than for the services reported in “Audit Fees,” “Audit Related Fees” or “Tax Fees” described above, totaled $0 and $0, respectively.

(5)

Audit Committee Approval Procedures. Our independent registered public accountants report to, and are engaged at the direction of, the Audit Committee, with annual approval by the shareholders. Effective May 2003, the Audit Committee implemented procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants. The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent registered public accountants and acts to assure that the independent registered public accountants are not engaged to perform specific non-audit services proscribed by law or regulation.

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

Index to financial statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit No.		Document
#*	3.1	Amended and Restated By-laws of Sport-Haley, Inc., as adopted February 21, 2007.

*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley, Inc. as filed on

		March 7, 1994 with the Secretary of State for the State of Colorado.
*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley, Inc.

#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.

x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley, Inc.

III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley, Inc.

xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley, Inc.

**	10.2.5	Employment Agreement, dated July 1, 1997, by and between Catherine B. Blair and Sport-Haley, Inc.

x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley, Inc.

##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley, Inc.

&	10.2.7.1	Letter agreement effective November 1, 2004, amending Employment Agreement of Donald W. Jewell and Sport-Haley, Inc.

##	10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley.

&	10.2.8.1	Amendment to Employment Agreement, effective December 1, 2004, by and between Patrick W. Hurley and Sport-Haley, Inc.

&	10.2.10	Employment Agreement, effective December 20, 2004, by and between George E. Tomlinson and Sport-Haley, Inc.

&	10.2.11	Employment Agreement, effective December 20, 2004, by and between Barry L. Hyman and Sport-Haley, Inc.
+*	10.2.12	Employment agreement, effective February 7, 2006, by and between Michael D. Doris and Sport-Haley, Inc.

x	10.2.13	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association and Sport-Haley, Inc.

##	10.3.5	License Agreement, dated May 3, 2001, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc. [*]

x*	10.3.6	Amendment to License Agreement, dated June 27, 2002, between Spalding Sports Worldwide, Inc. and Sport-Haley, Inc.

+++	10.3.7	Amendment No. 2 to License Agreement, dated June 6, 2003, between Sport-Haley, Inc. and The Top-Flite Golf Company [*]

++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley.

x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

~*	10.4.3	Third Amendment to Lease Agreement, dated July 11, 2006, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

*/	10.5	Form of Independent Sales Representative Agreement.

+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley.

~*	10.8	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our script SPORT HALEY logo.

~*	10.9	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our script SPORT HALEY logo superimposed over “SH” in block letters.

~*	10.10	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley for our SPORT HALEY logo in block letters.

*+	10.11	Operating Agreement for Reserve Apparel Group LLC.

~	10.12	Agreement to Purchase Limited Liability Company Membership Interest, Settlement and Mutual Releases, dated September 21, 2006.

*#	14.1	Code of Ethics for Senior Financial Officers.

&	14.2	Code of Conduct and Ethics for Directors, Officers and Employees.

***	31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	32.1	Certification of Donald W. Jewell and Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*/	Incorporated by reference from Sport-Haley, Inc.’s Registration Statement on Form SB-2 (File No. 33-74876-D)
+	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed October 6, 1995 (File No. 33-74876-D)
++	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed September 14, 1994 (File No. 33-74876-D)
–	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSBA/1 filed February 2, 1996 (File No. 33-74876-D)
#	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSB filed on May 12, 1997 (File No. 33-74876-D)
x	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed on September 29,1997 (File No. 33-74876-D)
II	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on February 16, 1999 (File No. 333-18831)
III	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on November 3, 2000 (File No. 03374876-D)
##	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 9, 2001 (File No. 033-74876-D)
xx	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)
x*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on September 27, 2002 (File No. 033-74876-D)
+++	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on June 13, 2003 (File No. 033-74876-D)
*#	Incorporated by reference from Sport-Haley, Inc.’s Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)
%	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2004 (File No. 033-74876-D)
&	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q fled on February 22, 2005 (File No. 033-74876-D)
**	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2005 (File No. 33-74876-D)
*+	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on November 8, 2005 (File No. 33-74876-D)
+*	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 22, 2006 (File No. 0-51715)
~	Incorporated by reference from Sport-Haley Inc.’s, Form 8-K filed on September 26, 2006 (File No. 0-51715)
~*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2006 (File No. 0-51715)
#*	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 14, 2007 (File No. 0-51715)
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.

September 28, 2007	By:	/s/PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Chief Executive Officer,	September 28, 2007
Donald W. Jewell	President and Director

/s/ PATRICK W. HURLEY	Chief Financial Officer,	September 28, 2007
Patrick W. Hurley	Secretary and Treasurer

/s/ RONALD J. NORICK	Director	September 28, 2007
Ronald J. Norick	and Chairman of the Board

/s/ JAMES R. TENBROOK	Director	September 28, 2007
James R. TenBrook	and Audit Committee Chairman

/s/ MARK J. STEVENSON	Director	September 28, 2007
Mark J. Stevenson	and Compensation Committee Chairman

/s/ JAMES H. EVEREST	Director	September 28, 2007
James H. Everest

/s/ WILLIAM O. JOHNSTONE	Director	September 28, 2007
William O. Johnstone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sport-Haley, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Sport-Haley, Inc. as of June 30, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sport-Haley, Inc. and Subsidiary

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Sport-Haley, Inc. and Subsidiary as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport-Haley, Inc. as of June 30, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commissions’ rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/HEIN & ASSOCIATES LLP

Denver, Colorado

September 11, 2006

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,464,000	$8,492,000
Accounts receivable, net of allowances of $374,000 and $446,000, respectively	3,066,000	3,950,000
Inventories	5,814,000	4,775,000
Prepaid expenses and other	203,000	194,000
Total current assets	13,547,000	17,411,000

PROPERTY AND EQUIPMENT, net	399,000	613,000
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$13,949,000	$18,027,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,566,000	$1,836,000
Accrued royalties payable	181,000	386,000
Accrued commissions payable	214,000	211,000
Accrued payroll	249,000	386,000
Other	179,000	137,000
Total current liabilities	2,389,000	2,956,000
LONG-TERM LIABILITIES:
Loan payable to affiliate	—	34,000
Total long-term liabilities	—	34,000
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
Minimum royalties payable	178,000	—
Total contingent liabilities	178,000	—
TOTAL LIABILITIES	2,567,000	2,990,000

MINORITY INTEREST	—	22,000

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 and 2,770,252 shares issued and outstanding, respectively	8,481,000	10,813,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	1,280,000	2,581,000
Total shareholders’ equity	11,382,000	15,015,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,949,000	$18,027,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005

NET SALES	$18,893,000	$20,962,000	$22,041,000

COST OF GOODS SOLD
Cost of goods sold	11,893,000	13,642,000	14,286,000
Inventory impairments	312,000	408,000	1,403,000
Total cost of goods sold	12,205,000	14,050,000	15,689,000

GROSS PROFIT	6,688,000	6,912,000	6,352,000

OTHER OPERATING COSTS:
Selling, general and administrative expenses	7,087,000	7,090,000	9,036,000
Royalty expense	917,000	927,000	797,000
Goodwill impairment	270,000	—	—
Total other operating costs	8,274,000	8,017,000	9,833,000
LOSS FROM OPERATIONS	(1,586,000)	(1,105,000)	(3,481,000)

OTHER INCOME AND (EXPENSE):
Interest income	275,000	271,000	107,000
Other income	104,000	182,000	123,000
Interest expense	(11,000)	—	—
Other expense	(8,000)	(15,000)	(22,000)
Total other income, net	360,000	438,000	208,000

LOSS FROM OPERATIONS BEFORE MINORITY INTEREST IN SUBSIDIARY LOSS AND PROVISION FOR INCOME TAXES	(1,226,000)	(667,000)	(3,273,000)

Minority Interest in Subsidiary (Income) Loss	(46,000)	259,000	—

Provision for income taxes	(29,000)	(7,000)	(8,000)

NET LOSS	$(1,301,000)	$(415,000)	$(3,281,000)

NET LOSS PER SHARE:
Basic and diluted	$(0.50)	$(0.15)	$(1.29)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,580,000	2,749,000	2,548,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY

BALANCES, July 1, 2004	2,525,252	$10,126,000	$1,527,000	$6,970,000	$18,623,000

Stock options exercised	120,000	334,000	—	—	334,000
Stock-based compensation	—	—	63,000	—	63,000
Net loss	—	—	—	(3,281,000)	(3,281,000)

BALANCES, June 30, 2005	2,645,252	10,460,000	1,590,000	3,689,000	15,739,000

Stock options exercised	125,000	353,000	—	—	353,000
Stock-based compensation	—	—	31,000	—	31,000
Cash dividend paid on common shares	—	—	—	(693,000)	(693,000)
Net loss	—	—	—	(415,000)	(415,000)

BALANCES, June 30, 2006	2,770,252	10,813,000	1,621,000	2,581,000	15,015,000

Repurchase common stock	(485,762)	(2,332,000)	—	—	(2,332,000)
Net loss	—	—	—	(1,301,000)	(1,301,000)

BALANCES, June 30, 2007	2,284,490	$8,481,000	$1,621,000	$1,280,000	$11,382,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,301,000)	$(415,000)	$(3,281,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	258,000	324,000	352,000
Inventory impairments and write-downs	312,000	408,000	1,403,000
Goodwill impairment	270,000	—	—
Provisions for doubtful accounts and sales returns	(13,000)	(71,000)	(205,000)
Stock-based compensation expense	—	31,000	63,000
Gain/loss on disposal of assets	—	12,000	22,000
Minority interest in subsidiary loss	49,000	56,000	—
Changes in assets and liabilities:
Accounts receivable	897,000	616,000	1,656,000
Inventory	(1,351,000)	(1,030,000)	3,252,000
Prepaid expenses and other assets	(9,000)	2,000	269,000
Accounts payable	(270,000)	1,255,000	(799,000)
Accrued commissions and other	(119,000)	(49,000)	402,000
Net cash provided by (used in) operating activities	(1,277,000)	1,139,000	3,134,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(44,000)	(44,000)	(176,000)
Maturities (purchases) of marketable securities	—	—	539,000
Proceeds from the disposal of fixed assets	—	16,000	—
Purchase of minority interest	(375,000)	—	—
Net cash provided by (used in) investing activities	(419,000)	(28,000)	363,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	300,000	—	—
Repayments under line of credit	(300,000)	—	—
Repurchase common stock	(2,332,000)	—	—
Cash dividend paid on common shares	—	(693,000)	—
Stock option exercises	—	353,000	334,000
Net cash provided by (used in) financing activities	(2,332,000)	(340,000)	334,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,028,000)	771,000	3,831,000

CASH AND CASH EQUIVALENTS, Beginning of year	8,492,000	7,721,000	3,890,000

CASH AND CASH EQUIVALENTS, End of year	$4,464,000	$8,492,000	$7,721,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,000	$—	$—
Income taxes	$29,000	$7,000	$8,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation – Included in the 2007 and 2006 consolidated financial statements are the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company,” “we,” “us” or “our.” All significant inter-company transactions between Sport Haley and Reserve Apparel have been eliminated.

Nature of Operations – Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

Reserve Apparel, formed in November 2005, designs, purchases, contracts for the manufacture of, markets and distributes golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box, high sales volume retail stores. Top-Flite® branded golf apparel is distributed per the terms of a license agreement with Callaway. In accordance with the Reserve Apparel operating agreement, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley.

Reclassification – Certain prior amounts have been reclassified to conform to the year 2007 presentation, but such reclassifications had no affect on net loss.

Marketable Securities – Marketable securities generally consisted of United States government and mortgage-backed debt securities that matured within one year or less and were classified as held-to-maturity. Due to the short-term nature of the investments, there were no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximated their fair market values. No marketable securities were held, purchased or matured during 2007 or 2006.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. In most cases, individual trade receivables apply to a specific identifiable sales invoice. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. From time to time, management also identifies delinquent customer accounts and other receivables for which a specific reserve is required. At both June 30, 2007 and 2006, our allowance for doubtful accounts of $235,000 and $291,000, respectively, included a specific reserve of $116,000 with respect to the potential non-recovery of the net amount due to Sport Haley from a former inventory supplier to Reserve Apparel.

Inventories – Inventories are generally stated at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Inventories are written down to market value as adjustments to reserves for inventory obsolescence. Changes in the reserves for inventory obsolescence are reflected in total cost of goods sold during the periods in which the reserve is recorded and the obsolete inventory is sold, respectively. Write-downs as a result of inventory obsolescence totaled $312,000, $408,000 and $1,403,000 for 2007, 2006 and 2005, respectively.

Property and Equipment – Property and equipment are stated at historical cost. Depreciation is generally recorded over the estimated useful lives of the assets, ranging from three to twelve years, using the straight-line method. Leasehold improvements are stated at historical cost and are generally amortized over the remaining life of the lease, using the straight-line method. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The costs of normal maintenance and repairs are charged to operating expenses as incurred. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

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

Revenue Recognition – The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We generally record revenue upon shipment, primarily transported via common carrier with terms of FOB at the point of delivery to the carrier. Occasionally, we may implement limited consignment programs with certain of our customers. We generally recognize revenue on consignment sales at the time of collection from the customer. On a very limited basis, we also offer certain customers the right of return for certain inventory, which we include as a component within our estimate of allowance for sales returns.

Sales Incentives –The types of incentives that we offer to our customers generally include sales discounts, terms discounts and free goods, which we include in the net sales line of our statement of operations. In the ordinary course of our business, we may offer our customers sales discounts of up to 25%, terms discounts of up to 10% or free goods of up to 5% off of our stated wholesale prices. The revenue effects of sales discounts and free goods are recorded upon invoicing our customer for the related merchandise. We record terms discounts, if applicable, upon receipt of payment from the customer. On a limited basis, we also participate in cooperative advertising with certain of our customers. Charges for cooperative advertising are recorded as advertising expense in the period in which our payment is made or when we issue credit to the customer’s account.

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

Advertising – We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. We had no capitalized direct response advertising for 2007, 2006 or 2005. We include costs for the following in advertising expenses: sales catalogs; tradeshows; apparel used in promotional activities; print ads in golf and other publications; marketing group fees; co-operative advertising; market research; amounts paid to professional golfers; and, various other items. Advertising expense was $879,000, $837,000, and $946,000 for 2007, 2006, and 2005, respectively.

Deferred Taxes – Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce our deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and based upon a review at June 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding additional markets for our Top-Flite® branded golf apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Among others, significant estimates include our allowance for doubtful accounts, allowance for sales returns, inventory reserves and valuation allowances associated with our deferred tax assets. Accordingly, actual results could differ from those estimates.

Certain Risks and Concentrations – Our operations consist of designing, purchasing, contracting for the manufacture of, marketing and wholesale distribution of golf apparel for men and women. Our headquarters are located in Denver, Colorado, and our customers are located throughout the United States and abroad. As of June 30, 2007, 2006 and 2005, the majority of our receivables were from customers in the golfing industry. We perform on-going credit evaluations, and management believes that we maintain adequate allowance for potential credit losses.

We place significant reliance on foreign suppliers that provide finished and packaged apparel, which heightens the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our significant reliance on foreign suppliers heightens the risk that we may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming. In 2007, 2006 and 2005, we purchased significant amounts of our finished apparel from various foreign suppliers. If we were to lose or terminate the services of any of these significant suppliers, our short-term ability to fulfill customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting the results of our operations. In 2007, we purchased 63%, 9% and 6% of our finished apparel from three separate foreign suppliers. In 2006, we purchased 57%, 7%, 7%, 6% and 5%, and, in 2005, 40%, 12%, 9%, 7%, 6% and 5% of our finished apparel from five and six separate foreign suppliers, respectively.

Statements of Cash Flows – For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with original maturities of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

Financial Instruments – We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in shareholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. We had no items of other comprehensive income for 2007, 2006, or 2005, except for net loss.

Net Income (Loss) Per Share – Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses reported in 2007, 2006 and 2005, all of our stock options outstanding were anti-dilutive, and thus excluded from the loss per share calculations.

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

At June 30, 2007, there were outstanding options to purchase 593,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between November 2007 and January 2013. During the year ended June 30, 2007, no options were exercised and 85,000 options expired.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R is effective for annual periods beginning after July 1, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective July 1, 2005.

Prior to July 1, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations and elected to apply the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

The Plan expired by its terms in February 2003. Accordingly, no options were granted in 2007, 2006 or 2005. The expected life was determined based on the Plan’s vesting period and exercise behavior of the employees.

Upon our adoption of the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, we recorded $31,000 in stock-based compensation expense using the fair value method. We have not been required to recognize any additional stock-based compensation expense, because upon recording the $31,000 the fair value of all employee-related options had been fully amortized. Therefore, we have omitted the comparison of pro forma amounts of net income (loss) and net income (loss) per share applicable to common stock for 2007.

	2006	2005

Net loss - as reported	$(415,000)	$(3,281,000)
Effect of employee stock-based compensation included in reported net loss	31,000	63,000
Effect of employee stock-based compensation per SFAS 123	(31,000)	(423,000)
Net loss applicable to common stock - pro forma	$(415,000)	$(3,641,000)

Basic and Diluted:
Loss per share – as reported	$(0.15)	$(1.29)
Effect of employee stock-based compensation included in reported net loss	0.01	0.03
Effect of employee stock-based compensation per SFAS 123	(0.01)	(0.17)
Net loss applicable to common stock - pro forma	$(0.15)	$(1.43)

Recent Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value as of specific election dates. The fair value option: (i) may generally be applied instrument by instrument; (ii) is irrevocable unless a new election date occurs; and, (iii) must be applied to the entire instrument and not to only a portion of the instrument. Most of the provisions of SFAS 159 are elective. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own securities that are classified as trading or available for sale. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted if the entity: (i) chooses early adoption within the first 120 days of its fiscal year; (ii) has not yet issued financial statements for any interim period of such fiscal year; and (iii) elects to apply the provisions of FASB No. 157, “Fair Value Measurements.” We have not determined whether we will elect early adoption, and we have not evaluated the impact, if any, on our financial condition or the results of our operations that may be caused by our adoption of SFAS 159.

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

2.                             FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of our financial instruments, principally consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

3.                             CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of the following at June 30:

	2007	2006

Cash in banks	$1,417,000	$5,483,000
Short-term securities (original maturities of three months or less)	3,047,000	3,009,000
Total cash and cash equivalents	$4,464,000	$8,492,000

4.                             INVENTORIES:

Inventories consisted of the following at June 30:

	2007	2006

Component inventories	$283,000	$366,000
Finished goods inventories	5,531,000	4,409,000
Total inventories	$5,814,000	$4,775,000

Included in finished goods inventories balances are allowances for inventory write-downs of $236,000 and $276,000 for 2007 and 2006, respectively.

5.                             PROPERTY AND EQUIPMENT:

Property and equipment are recorded at historical cost and are comprised of the following at June 30:

	2006	2006

Furniture and fixtures	$1,419,000	$1,417,000
Plant equipment	1,314,000	1,314,000
Computer software and equipment	1,299,000	1,265,000
Leasehold improvements	418,000	410,000
Other	11,000	11,000
Total property and equipment	4,461,000	4,417,000
Less accumulated depreciation, amortization, and impairment	(4,062,000)	(3,804,000)
Property and equipment, net	$399,000	$613,000

Depreciation and amortization expense for 2007, 2006, and 2005 was $258,000, $324,000 and $352,000, respectively.

6.                             LINE OF CREDIT AGREEMENT:

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $3,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at June 30, 2007 or 2006, respectively.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At June 30, 2007 and 2006, we had outstanding letters of credit of $2,173,000 and $509,000, respectively, issued for purchase obligations under outstanding purchase orders.

7.                             INCOME TAXES:

The differences between the U.S. Federal statutory rate and our effective rate are as follows at June 30:

	2007	2006	2005

U.S. Federal statutory rate	$(321,000)	$(154,000)	$(1,150,000)
State income taxes	(44,000)	(19,000)	(157,000)
Change in deferred tax valuation allowance	389,000	142,000	1,254,000
Permanent differences and other	5,000	38,000	61,000
Total current and deferred tax expense (benefit)	$29,000	$7,000	$8,000

The components of income tax expense (benefit) are as follows at June 30:

	2007	2006	2005

Federal	$—	$—	$—
State	29,000	7,000	8,000
Deferred	—	—	—
Income tax expense (benefit)	$29,000	$7,000	$8,000

The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2007		2006
		Long-		Long-
	Current	Term	Current	Term

Deferred tax assets	$268,000	$3,041,000	$262,000	$2,658,000
Deferred tax liabilities	—	—	—	—
Net deferred tax asset before valuation allowance	268,000	3,041,000	262,000	2,658,000
Valuation allowance	(268,000)	(3,041,000)	(262,000)	(2,658,000)
Net deferred tax asset	$—	$—	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2007			2006
	Temporary		Long-	Temporary		Long-
	Difference	Current	Term	Difference	Current	Term
Allowance for doubtful accounts	$119,000	$44,000	$—	$175,000	$65,000	$—
Allowance for doubtful accounts – Subsidiary	116,000	43,000	—	59,000	22,000	—
Reserve for sales returns	139,000	51,000	—	155,000	57,000	—
Accrued vacation	158,000	59,000	—	129,000	47,000	—
Accumulated depreciation	173,000	—	64,000	121,000	—	45,000
Stock option compensation	389,000	—	144,000	389,000	—	144,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventory costs	191,000	71,000	—	191,000	71,000	—
Federal net operating losses	6,847,000	—	2,328,000	5,904,000	—	2,007,000
State net operating losses	9,038,000	—	418,000	8,095,000	—	375,000
Net deferred tax asset before valuation allowance		268,000	3,041,000		262,000	2,658,000
Valuation allowance		(268,000)	(3,041,000)		(262,000)	(2,658,000)
Net deferred tax asset		$—	$—		$—	$—

The changes in deferred tax valuation allowances for 2007, 2006 and 2005 were $389,000, $142,000 and $1,254,000, respectively.

Federal net operating loss carry forwards expire from 2023 through 2027. State net operating loss carry forwards expire from 2021 through 2027.

8.                            OPERATING LEASES:

The Company leases its corporate offices, production and warehouse facilities under an operating lease that was extended through October 2011.

Rent expenses for 2007, 2006, and 2005, were $272,000, $264,000 and $255,000, respectively.

The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2007, are as follows:

Years Ending June 30,	Amount

2008	284,000
2009	286,000
2010	289,000
2011	289,000
2012	96,000
Thereafter	—
Total	$1,244,000

9.                            COMMITMENTS AND CONTINGENCIES:

Potential Claims – We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Based upon the information that is currently available, management does not believe that the total impact of legal proceedings will materially affect our financial position or the results of our operations.

Touring Professionals – From time to time we maintain marketing agreements with certain touring professionals, whereby we provide the professionals with golf apparel. We did not maintain any such agreements and we did not compensate any tour professionals in cash in 2007.

Employment Agreements – We maintain several employment and non-compete agreements with officers and key employees of the Company. The agreements are subject to automatic one-year extensions. For 2007, employment and non-compete agreements provided for minimum salary levels totaling $910,000, excluding discretionary bonuses and severance payments upon termination of employment without cause.

As previously reported, in October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Kevin M. Tomlinson, our then Chief Executive Officer, President and

Director, beyond the end of the term of the agreement on March 17, 2005. Per its terms, upon the non-renewal of the agreement, Mr. Tomlinson is entitled to receive severance compensation for a term of 36 months upon a termination of the agreement, equal to salary and bonus payments as shall have been paid to him during the most recent twelve-month period, and other compensation, including certain costs relating to Mr. Tomlinson’s participation in all employee benefit plans during the time he is receiving such severance compensation. Included in our accrued payroll liabilities at June 30, 2007 and 2006, are $121,000 and $285,000, respectively, relating to amounts due to Mr. Tomlinson with regard to severance and other compensation. In accordance with the terms of the employment agreement, Mr. Tomlinson is scheduled to receive monthly payments for severance and other compensation through March 17, 2008.

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

In October 2005, Callaway granted permission for Reserve Apparel Group LLC to distribute Top-Flite® branded apparel to Wal-Mart Stores, Inc. (“Wal-Mart”) through December 31, 2006, subject to certain terms and conditions. Subsequently, Callaway has granted us permission to market Top-Flite® apparel to numerous other large retailers throughout the remaining term of the license agreement.

The original and amended agreements require us to pay royalties based upon sales. We record royalty payments governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Royalty payments with respect to sales of apparel under the license agreements totaled $739,000, $927,000 and $797,000 for 2007, 2006 and 2005, respectively. The agreements also provide for minimum royalty payments on a calendar year basis. While we expect that royalties generated on sales of Ben Hogan® fashion apparel will exceed its minimum royalty requirement for calendar 2007, we anticipate that sales of Top-Flite® branded apparel will be insufficient to meet the contractual minimum royalty requirement of $188,000 for calendar 2007 with regard to Top-Flite®. At June 30, 2007, we accrued a contingent liability and royalty expense of $178,000 with regard to the Top-Flite® minimum royalty due to Callaway for calendar 2007. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirements under the Callaway license for calendar 2006. Minimum royalty obligations under license agreements totaled $4,129,000 and $4,654,000 at June 30, 2007 and 2006, respectively.

10.                    SHAREHOLDERS’ EQUITY:

Repurchase of Common Stock – Our Board of Directors previously authorized the repurchase of up to 2,820,000 shares of our issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. All shares repurchased by us are required to be canceled and returned to the status of authorized but unissued common stock. We have no commitment or obligation to repurchase all or any portion of the shares, and we did not repurchase any shares during 2007 or 2006. Through June 30, 2007, we had cumulatively repurchased a total of 2,512,800 shares of our common stock at a cost of $13,488,000, not including the “Dutch Auction” tender offer described below.

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

Preferred Stock – The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest our Board of Directors with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2007, we had no preferred stock issued or outstanding.

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

We granted 400,000 options in 2003 at approximately 85% of market price, and 304,000 options were granted in 2002 at approximately 80% of market price, with weighted average fair values of $1.24 and $1.71 at the grant dates, respectively. All other options were granted at exercise prices that approximated the market prices on the dates of grant.

We followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company through June 30, 2005. We followed the provisions of APB 25 for all grants of stock options to our employees prior to the expiration of the Plan by its terms in February 2003. Generally, all stock options granted to our employees, pursuant to the Plan, were not compensatory. We adopted the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, and recognized $31,000 in stock-option compensation expense during our quarter ended September 30, 2005, accordingly. During 2007, 2006 and 2005, we recognized $0, $31,000 and $63,000, respectively, in stock-based compensation expense.

At June 30, 2007, the Company had outstanding options equal to 593,500 shares of common stock at prices ranging from $2.71 to $9.78 with expiration dates between November 2007 and January 2013. In 2007, no options were exercised and 85,000 options expired.

Activity under the Company’s Plan is set forth below:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
Option	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Balances	Options	Price	Price	Options	Price	Price

June 30, 2004	1,030,000	$3.44	$ 2.71 - $ 8.63	67,015	$7.11	$ 3.00 - $ 9.78

Exercised	(120,000)	$2.78	$ 2.71 - $ 3.60	—	—	—
Canceled	(125,000)	$3.29	$ 3.00 - $ 3.60	(13,515)	$7.50	$ 7.50
June 30, 2005	785,000	$3.56	$ 2.71 - $ 8.63	53,500	$6.95	$ 3.00 - $ 9.78

Exercised	(125,000)	$2.83	$ 2.71 - $ 3.00	—	—	—
Canceled	(25,000)	$3.60	$ 3.60	(10,000)	$9.25	$ 9.25
June 30, 2006	635,000	$3.70	$ 2.71 - $ 8.63	43,500	$6.42	$ 3.00 - $ 9.78

Exercised	—	—	—	—	—	—
Canceled	(75,000)	$8.63	$ 8.63	(10,000)	$9.25	$ 6.50 - $ 8.63
June 30, 2007	560,000	$3.04	$ 2.71 - $ 3.60	33,500	$6.08	$ 3.00 - $ 9.78

Options outstanding at June 30, 2007, vest as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Vesting	Options	Price	Price	Options	Price	Price

Vested as of June 30, 2006	560,000	$3.04	$ 2.71 - $ 3.60	33,500	$6.08	$ 3.00 - $ 9.78

Vested during 2007	—	—	—	—	—	—

Vested as of June 30, 2007	560,000	$3.04	$ 2.71 - $ 3.60	33,500	$6.08	$ 3.00 - $ 9.78

If not exercised earlier, options outstanding as of June 30, 2007 will expire as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Expiration	Options	Price	Price	Options	Price	Price

Expiring during
2008	—	—	—	7,500	$8.63	$ 8.63
2009	—	—	—	9,000	$9.78	$ 9.78
2010	40,000	$3.00	$ 3.00	—	—	—
2011	—	—	—	10,000	$3.00	$ 3.00
2012	295,000	$3.31	$ 3.00 - $ 3.60	7,000	$3.00	$ 3.00
2013	225,000	$2.71	$ 2.71	—	—	—

Totals	560,000	$3.04	$ 2.71 – $ 3.60	33,500	$6.08	$ 3.00 - $ 9.78

11.                      EARNINGS (LOSS) PER SHARE:

In the reconciliation of basic to diluted earnings (loss) per share, there were no reconciling items affecting the numerator in any year presented. In 2007, 2006 and 2005, due to our net losses, all options, totaling 593,500, 678,500 and 838,500, respectively, were anti-dilutive and therefore excluded from the earnings (loss) per share calculations.

12.                      RETIREMENT PLAN:

In January 1996, the Company adopted a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to our employees. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company. Through December 31, 2006, the Company contributed $0.25 on the dollar for employee deferrals of the first 5% of a participating employee’s annual compensation. Effective January 1, 2007, the Company amended the 401(k) Plan to adopt a Safe Harbor matching contribution, since which the Company has contributed dollar for dollar on employee deferrals of the first 3%, $0.50 on the dollar for employee deferrals from 3% to 4% and $0.50 on the dollar for employee deferrals from 4% to 5% of a participating employee’s annual compensation, unless otherwise restricted by prevailing governmental regulations. For 2007, 2006, and 2005, we contributed $44,000, $16,000 and $19,000, respectively, to the 401(k) Plan accounts of Company employees.

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

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our new Top-Flite® apparel line to a number of other mass retailers and certain big-box type high sales volume retail stores. We expect our marketing efforts will result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, and to date we have received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we expect we will ship beginning in approximately September 2007. Based upon our recent discussions, Callaway has given us verbal approval to distribute Top-Flite® apparel to this retailer, and we expect that Callaway will also provide us with written approval in response to our request to expand our allowable channels of distribution to this and several other potential customers for Top-Flite® apparel.

In fiscal 2007, in accordance with SFAS 142, we impaired $270,000 in goodwill which had been recorded upon our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006. At June 30, 2007, we determined that the goodwill was sufficiently impaired per the guidance offered by SFAS 142 to warrant impairing the entire balance, because as of the filing date of our annual report on Form 10-K for the year ended June 30, 2007, we had been unable to locate a significant customer for our Top-Flite® branded apparel. At June 30, 2007, we also recorded a contingent liability and royalty expense of $178,000 with regard to minimum royalties due in accordance with our license agreement for Top-Flite® branded apparel, which requires minimum royalties of $188,000 for such apparel in calendar year 2007. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar 2006.

Condensed consolidated balance sheets information and condensed consolidated statements of operations for each of our segments are presented in the tables below. The first sales of Top-Flite® branded apparel were made in March 2006. With regard to fiscal 2005, the comparison of our fashion apparel and branded apparel segments has been omitted from the consolidated balance sheets and statements of operations segment information presented below, since all of our operations related to branded apparel in fiscal 2005.

Consolidated Balance Sheets Segment Information as of June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Cash and cash equivalents	$4,354,000	$110,000	$6,590,000	$1,902,000
Accounts receivable, net of allowances	$2,713,000	$353,000	$3,194,000	$756,000
Inventories	$5,814,000	$—	$4,440,000	$335,000
Total assets	$13,482,000	$467,000	$15,034,000	$2,993,000
Total current liabilities	$2,152,000	$237,000	$1,944,000	$1,012,000

Statements of Operations Segment Information for the Quarter and Year Ended June 30, 2007:

	Quarter Ended		Year Ended
	June 30, 2007		June 30, 2007
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$4,760,000	$—	$17,708,000	$1,185,000
Cost of goods sold	$2,808,000	$—	$11,008,000	$885,000
Inventory impairments	$186,000	$—	$312,000	$—
Gross profit	$1,766,000	$—	$6,388,000	$300,000
Selling, general and administrative expenses	$1,647,000	$81,000	$6,705,000	$382,000
Royalty expense	$181,000	$178,000	$675,000	$242,000
Goodwill impairment	$270,000	$—	$270,000	$—
Income (loss) from operations	$(332,000)	$(259,000)	$(1,262,000)	$(324,000)

Statements of Operations Segment Information for the Quarter and Year Ended June 30, 2006:

	Quarter Ended		Year Ended
	June 30, 2006		June 30, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$5,838,000	$2,027,000	$18,489,000	$2,473,000
Cost of goods sold	$3,673,000	$1,835,000	$11,378,000	$2,264,000
Inventory impairments	$28,000	$95,000	$313,000	$95,000
Gross profit	$2,137,000	$96,000	$6,798,000	$114,000
Selling, general and administrative Expenses	$1,638,000	$331,000	$6,621,000	$469,000
Royalty expense	$254,000	$132,000	$768,000	$159,000
Income (loss) from operations	$245,000	$(367,000)	$(591,000)	$(514,000)

13.                    LEGAL PROCEEDINGS:

In March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief. Based upon information that is currently available, we cannot determine whether the decision or settlement of this lawsuit will materially affect our financial position or the results of our operations.

14.                    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2007 Quarter Ended	2006	2006	2007	2007

Net sales	$4,673,000	$4,190,000	$5,273,000	$4,757,000
Total cost of goods sold	3,171,000	2,635,000	3,408,000	2,991,000
Gross profit	$1,502,000	$1,555,000	$1,865,000	$1,766,000
Total other operating costs	$1,931,000	$1,843,000	$2,143,000	$2,087,000
Net income (loss)	$(397,000)	$(221,000)	$(218,000)	$(465,000)
Basic earnings (loss) per share	$(0.14)	$(0.08)	$(0.09)	$(0.19)
Diluted earnings (loss) per share	$(0.14)	$(0.08)	$(0.09)	$(0.19)

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2006 Quarter Ended	2005	2005	2006	2006

Net sales	$4,011,000	$4,429,000	$4,656,000	$7,866,000
Total cost of goods sold	2,706,000	2,792,000	2,919,000	5,633,000
Gross profit	$1,305,000	$1,637,000	$1,737,000	$2,233,000
Total other operating costs	$1,887,000	$1,613,000	$2,162,000	$2,355,000
Net income (loss)	$(528,000)	$99,000	$(190,000)	$204,000
Basic earnings (loss) per share	$(0.20)	$0.04	$(0.07)	$0.08
Diluted earnings (loss) per share	$(0.20)	$0.03	$(0.07)	$0.07

SCHEDULE II

SPORT-HALEY, INC.

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
		Charged to
	Balance at	Revenues, Costs	Charged to			Balance
	Beginning of	and	Other			at End
	Period	Expenses	Accounts	Deductions		of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

June 30,
2005	$454,000	$180,000	$—	$(257,000	)(1)	$377,000
2006	$377,000	$194,000	$—	$(280,000	)(1)	$291,000
2007	$291,000	$26,000	$—	$(82,000	)(1)	$235,000

ALLOWANCE FOR SALES RETURNS

June 30,
2005	$342,000	$2,112,000	$—	$(2,168,000	)(2)	$286,000
2006	$286,000	$573,000	$—	$(704,000	)(2)	$155,000
2007	$155,000	$581,000	$—	$(597,000	)(2)	$139,000

ALLOWANCE FOR SAMPLE GARMENT RETURNS

June 30,
2005	$332,000	$322,000	$—	$(626,000	)(2)	$28,000
2006	$28,000	$—	$—	$(28,000	)(2)	$—

ALLOWANCE FOR INVENTORY OBSOLESCENCE

June 30,
2005	$947,000	$1,403,000	$—	$(1,721,000	)(3)	$629,000
2006	$629,000	$313,000	$—	$(761,000	)(3)	$181,000
2007	$181,000	$312,000	$—	$(257,000	)(3)	$236,000

(1) Written-off uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2) Gross sales returns.

(3) Changes in allowance relating to sales and dispositions of inventories previously written down.