Form 10-Q
period 2007-09-30
SPORT HALEY INC
filed 2007-11-14
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File No. 0-51715

SPORT-HALEY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	84-1111669
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4600 E. 48th Avenue, Denver, Colorado  80216-3215

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

Large accelerated filer   ☐                                            Accelerated filer   ☐                                            Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐   No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.
TABLE OF CONTENTS

PART 1 –FINANCIAL INFORMATION (UNAUDITED)

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 1A	RISK FACTORS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

EXHIBITS

31.1	CERTIFICATION OF DONALD W. JEWELL

31.2	CERTIFICATION OF PATRICK W. HURLEY

31.1	CERTIFICATIONS OF DONALD W. JEWELL AND PATRICK W. HURLEY

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)	(***)
ASSETS

Current assets:
Cash and cash equivalents	$3,137,000	$4,464,000
Accounts receivable, net of allowances of $387,000 and $374,000, respectively	2,517,000	3,066,000
Inventories	6,729,000	5,814,000
Prepaid expenses and other	355,000	203,000
Total current assets	12,738,000	13,547,000

Property and equipment, net	345,000	399,000
Other assets	3,000	3,000

	$13,086,000	$13,949,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$400,000	$—
Accounts payable	1,134,000	1,566,000
Accrued royalties payable	126,000	181,000
Accrued commissions payable	144,000	214,000
Accrued payroll	167,000	249,000
Other	182,000	179,000
Total current liabilities	2,153,000	2,389,000

Commitments and Contingencies:
Minimum royalties payable	178,000	178,000
Total contingent liabilities	178,000	178,000

Total Liabilities	2,331,000	2,567,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	653,000	1,280,000
Total shareholders’ equity	10,755,000	11,382,000

	$13,086,000	$13,949,000

***  Taken from the audited balance sheet at that date

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$3,528,000	$4,673,000

Cost of goods sold	2,191,000	3,122,000
Impairments	154,000	49,000
Total cost of goods sold	2,345,000	3,171,000

Gross profit	1,183,000	1,502,000

Other Operating Costs:
Selling, general and administrative expenses	1,725,000	1,721,000
Royalty expense	126,000	210,000
Total other operating costs	1,851,000	1,931,000

Loss from operations	(668,000)	(429,000)

Other income, net	48,000	78,000

Loss before minority interest in subsidiary net income and benefit from income taxes	(620,000)	(351,000)

Minority interest in subsidiary net income	—	(46,000)

Provision for income taxes	7,000	—

Net loss	$(627,000)	$(397,000)

Basic and diluted loss per common share	$(0.27)	$(0.14)

Basic and diluted weighted average shares outstanding	2,284,000	2,770,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(627,000)	$(397,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	54,000	76,000
Impairments and write-downs	154,000	49,000
Allowance for doubtful accounts	30,000	30,000
Minority interest	—	49,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	519,000	907,000
Inventory	(1,069,000)	(630,000)
Other assets	(152,000)	(16,000)
Accounts payable	(432,000)	(1,008,000)
Accrued commissions and other expenses	(204,000)	(281,000)
Net cash used by operating activities	(1,727,000)	(1,221,000)

Cash flows from investing activities:
Purchase of fixed assets	—	(1,000)
Purchase of minority interest	—	(375,000)
Net cash used by investing activities	—	(376,000)

Cash flows from financing activities:
Borrowings under line of credit	700,000	—
Repayments under line of credit	(300,000)	—
Net cash provided by financing activities	400,000	—

Net decrease in cash and cash equivalents	(1,327,000)	(1,597,000)

Cash and cash equivalents, beginning	4,464,000	8,492,000

Cash and cash equivalents, ending	$3,137,000	$6,895,000

Supplemental disclosure of cash flow information:
Cash received during the period for:
Income taxes	$—	$—
Cash paid during the period for:
Income taxes	$7,000	$—

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

Reserve Apparel, formed in November 2005, designs, purchases or contracts for the manufacture of, markets and distributes branded golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box, high sales volume retail stores. Since September 2006 Reserve Apparel has been a wholly-owned subsidiary of Sport Haley.

Condensed Consolidated Financial Statements - Our condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2007, included in the Company’s filing on Form 10-K.

Reclassification – Certain prior period amounts have been reclassified to conform to the September 30, 2007, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

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

At September 30, 2007, there were outstanding options to purchase 593,500 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between November 2007 and January 2013. No options were exercised during the three months ended September 30, 2007, and no options expired.

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

Prior to July1, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations and elected to apply the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

The Plan expired by its terms in February 2003. Accordingly, no options were granted since then. The expected life was determined based upon the Plan’s vesting period and exercise behavior of the employees.

Upon our adoption of the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, we recorded $31,000 in stock-based compensation expense using the fair value method. We have not been required to recognize any additional stock-based compensation expense, because, upon recording the $31,000 at July 1, 2005, the fair value of all employee-related options had been fully amortized. Therefore, we have omitted the comparison of pro forma amounts of net income (loss) and net income (loss) per share applicable to common stock.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in an income tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized upon adoption of FIN 48. Our adoption of FIN 48, effective July 1, 2007, had no impact on our financial condition and the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2                                      INVENTORIES

	September 30,	June 30,
	2007	2007
Inventories consisted of the following:
Component	$350,000	$283,000
Finished goods	6,379,000	5,531,000

	$6,729,000	$5,814,000

Included in finished goods inventories balances are allowances for inventory write-downs of $390,000 and $236,000 for September 30, 2007, and June 30, 2007, respectively.

NOTE 3                                      LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by certificates of deposit totaling

$3,000,000 held at the commercial bank. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. The certificates of deposit earn market rates of interest. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Balances due on the line of credit totaled $400,000 and $0 at September 30, 2007, and June 30, 2007, respectively.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2007, and June 30, 2007, we had outstanding letters of credit of $119,000 and $2,173,000, respectively, issued for purchase obligations under outstanding purchase orders.

NOTE 4                                      COMMITMENTS AND CONTINGENCIES

The licensing agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel and Top-Flite® branded apparel. We record royalties as other operating costs in the periods when such sales were recognized. Certain terms of the licensing agreement provide for minimum royalties on a calendar year basis. While we expect that royalties generated on sales of Ben Hogan® fashion apparel will exceed the contractual minimum royalty requirement for calendar 2007, we anticipate that sales of Top-Flite® branded apparel will be insufficient to meet the contractual minimum royalty requirement of $188,000 for calendar 2007 with respect to Top-Flite®. At June 30, 2007, we accrued a contingent liability of $178,000 with regard to the Top-Flite® minimum royalty due to Callaway for calendar 2007. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirements under the Callaway license for calendar 2006.

NOTE 5                                      EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended September 30, 2007
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share
Basic loss per share	$(627,000)	2,284,000	$(0.27)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(627,000)	2,284,000	$(0.27)

	Three Months ended September 30, 2006
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share
Basic loss per share	$(397,000)	2,770,000	$(0.14)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(397,000)	2,770,000	$(0.14)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6                                      SEGMENT INFORMATION

The consolidated Company has two operating segments which consist of designing, purchasing or contracting for the manufacture of and wholesale sales of women’s and men’s (1) fashion golf apparel and outerwear and (2) branded golf apparel. Our SPORT HALEY® and Ben Hogan® fashion golf apparel and outerwear collections are marketed by Sport Haley in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and on a limited basis by certain distributors within international markets. Our Top-Flite® men’s branded apparel is marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores. Ben Hogan® fashion apparel and Top-Flite® branded apparel are distributed pursuant to a licensing agreement with Callaway.

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, to date we have only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts over the last year have failed to generate orders from a major customer, we are currently evaluating how much longer we will continue to market Top-Flite® branded apparel.

At June 30, 2007, we recorded a contingent liability of $178,000 with regard to minimum royalties due in accordance with our license agreement for Top-Flite® branded apparel, which requires minimum royalties of $188,000 for such apparel in calendar year 2007. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar 2006.

Condensed consolidated balance sheets information and condensed consolidated statements of operations information for each of our segments are presented in the tables below.

Condensed Consolidated Balance Sheets Segment Information as of September 30, 2007, and June 30, 2007:

	September 30, 2007		June 30, 2007
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Cash and cash equivalents	$3,084,000	$53,000	$4,354,000	$110,000
Accounts receivable, net of allowances	$2,045,000	$472,000	$2,713,000	$353,000
Inventories	$6,664,000	$65,000	$5,814,000	$—
Total assets	$12,496,000	$590,000	$13,482,000	$467,000
Total liabilities	$1,901,000	$430,000	$2,152,000	$237,000

Condensed Consolidated Statements of Operations Segment Information for the Three Months Ended September 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$3,408,000	$120,000	$3,488,000	$1,185,000
Cost of goods sold	$2,096,000	$95,000	$2,237,000	$885,000
Impairments	$154,000	$—	$49,000	$—
Gross profit	$1,158,000	$25,000	$1,201,000	$301,000
Selling, general and administrative expenses	$1,624,000	$101,000	$1,582,000	$139,000
Royalty expense	$119,000	$7,000	$146,000	$64,000
Income (loss) from operations	$(585,000)	$(83,000)	$(527,000)	$98,000

NOTE 7                                      LEGAL PROCEEDINGS

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with the trend of an increasing relative percentage of sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; establishing markets for our Top-Flite® apparel which provide the annual sales amount required by Callaway to satisfy the minimum royalty payments due in accordance with the license agreement for Top-Flite® apparel; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity or significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers; unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person, responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2007. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statement. The reader should not place undue reliance on any forward-looking statement. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future event or development, except as required by securities laws.

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

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel includes a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair, our Vice President – Merchandising and Design, has provided direction for the SPORT HALEY® brand for over 14 years. Ms. Blair is keenly aware of fashion trends within the women’s golf apparel market and has kept our SPORT HALEY® fashion apparel collections on the leading edge of the market by including moisture wicking technical performance fabrics, such as Aerocool® and Dry-Tech® 18, and several leading edge, younger looking, athletic style garments, while maintaining the time-honored elegance of the SPORT HALEY® brand. Certain of our premium priced SPORT HALEY® garments are trimmed with Swarovski® Austrian cut crystals, the unique and patented cutting process which produces ultimate brilliance, and come with a “Made with Crystallized Swarovski® Elements” hangtag for authenticity. The technical performance fabrics, athletic style garments and Swarovski® trims have all been well received by our customers.

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been widely recognized within the golf apparel industry for several years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores. We distribute Ben Hogan® apparel pursuant to our licensing agreement with Callaway.

Top-Flite® branded golf apparel is designed for distribution to large retail stores in the low-price markets. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel may be designed for four or more shorter selling periods each year. Many of our Top-Flite® garments are designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our new Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, to date we have only received one order for Top-Flite®

apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts over the last year have failed to generate orders from a major customer, we are currently evaluating how much longer we will continue to market Top-Flite® branded apparel, which we distribute pursuant to our licensing agreement with Callaway.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in our Report on Form 10-K for the fiscal year ended June 30, 2007. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

We recorded impairments of $154,000 and $49,000 with regard to fashion apparel inventories for the three-month periods ended September 30, 2007 and 2006, respectively.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at September 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding additional markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At September 30, 2007, our allowance for doubtful accounts totaled $248,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At September 30, 2007, our allowance for sales returns was $139,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and our balance sheet amounts at September 30, 2007, may be more meaningful when compared with the corresponding balance sheet amounts at September 30, 2006, rather than with the corresponding balance sheet amounts at June 30, 2007.

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

Our net accounts receivable decreased by $549,000, or 18%, to $2,517,000 at September 30, 2007, from $3,066,000 at June 30, 2007. When compared with the September 30, 2006, balance of $3,013,000, our net accounts receivable balance at September 30, 2007, decreased by $496,000, or 16%. Historically, net sales of our fashion apparel are weakest during our first fiscal quarter, and our net accounts receivable balance relating to fashion apparel generally declines during our first fiscal quarter when compared with the balance at the previous fiscal year end. While a large portion of our fourth fiscal quarter fashion apparel sales are shipped in the month of June each year, fashion apparel sales are generally shipped more evenly throughout our first fiscal quarter. Because a large portion of our fashion apparel sales are shipped with “Net 30” payment terms, our accounts receivable collections are generally greater than our fashion apparel sales during our first fiscal quarter, because a significant portion of our fashion apparel sales from the previous fiscal quarter are generally collected by September 30 each year. Our net accounts receivable balance relating to fashion apparel was $2,045,000 at September 30, 2007, a decrease of $399,000, or 16%, from the balance of $2,428,000 at September 30, 2006. Our net accounts receivable balance relating to branded apparel was $472,000 at September 30, 2007, a decrease of $113,000, or 19%, from the balance of $585,000 at September 30, 2006. Changes in our accounts receivable balances provided operating cash of $549,000 and $937,000 for the fiscal quarters ended September 30, 2007 and 2006, respectively.

Inventories have increased by $915,000, or 16%, to $6,729,000 at September 30, 2007, from $5,814,000 at June 30, 2007. When compared with the balance at September 30, 2006, our inventories increased by $1,373,000, or 26%, from $5,356,000. The comparative increase in our inventories from September 30, 2006, to September 30, 2007, was primarily due to the timing of receipts of fashion apparel inventories with regard to our Spring 2008 selling season as compared with receipts for our Spring 2007 selling season in the prior fiscal year. At September 30, 2007, the vast majority of our initial orders for Spring 2008 fashion apparel inventories had been received into our warehouse. Historically, the majority of our fashion apparel inventories for the following spring selling season have been received during October each year. Branded apparel inventories were $65,000 at September 30, 2007. We had no branded apparel inventories at September 30, 2006. Changes in our inventory balances used operating cash of $915,000 and $581,000 for the quarters ended September 30, 2007 and 2006, respectively.

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

Accounts payable and accrued expenses decreased by $636,000, or 27%, to $2,153,000 at September 30, 2007, from $2,389,000 at June 30, 2007. Accounts payable and accrued expenses increased by $86,000, or 5%, from $1,667,000 at September 30, 2006. The $86,000 increase was comprised of an increase of $306,000 in trade accounts payable, a decrease of $84,000 in accrued royalties payable, a decrease of $35,000 in sales commissions payable, a decrease of $142,000 in accrued payroll and an increase of $41,000 in other payables. The comparative increases in trade accounts and other payables relate to differences in the timing of payments for expenses which were accrued at September 30, 2007, versus

September 30, 2006. The decreases in accrued royalties payable and sales commissions payable relate to a corresponding decrease in net sales. The decrease in accrued payroll expenses consisted primarily of a decrease in the amount of severance and other compensation payable to our former chief executive officer. Our balance of accrued severance and other compensation decreased by $164,000, to $80,000 at September 30, 2007, from $244,000 at September 30, 2006, respectively.

Due to the combination of the factors discussed above, and others, our operating activities used cash of $1,727,000 for the three months ended September 30, 2007. Comparatively, for the quarter ended September 30, 2006, our operating activities used cash of $1,221,000.

For the three months ended September 30, 2007 and 2006, investing activities used cash of $0 and $376,000, respectively. In September 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. During the three months ended September 30, 2007 and 2006, we expended $0 and $1,000, respectively, for the purchase of property and equipment, and $54,000 and $76,000 in depreciation and amortization was charged to current operations, respectively.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2007, provides for a maximum loan amount of $3,000,000, collateralized by certificates of deposit totaling $3,000,000 held at the commercial bank. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. The certificates of deposit earn market rates of interest. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Balances due on the line of credit totaled $400,000 and $0 at September 30, 2007, and June 30, 2007, respectively. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2007 and June 30, 2007, we had outstanding letters of credit of $119,000 and $2,173,000, respectively, issued for purchase obligations under outstanding purchase orders.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2008. While we also have alternative sources of financing, including the factoring of customer accounts receivable, we do not anticipate using alternative sources of financing during the remainder of fiscal 2008. However, our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, and potential cash requirements related to the operations of Reserve Apparel and various other factors.

RESULTS OF OPERATIONS

Fashion apparel

Our fashion apparel business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales of fashion apparel for the three months ended September 30, 2007, were $3,408,000, a decrease of $80,000, or 2%, from net fashion apparel sales of $3,488,000 for the comparable three-month period in the prior fiscal year. The decrease in sales of fashion apparel for the comparative three-month periods was primarily comprised of an increase in sales of SPORT HALEY® fashion apparel combined with a decrease in sales of Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $1,580,000 and $1,306,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of $274,000, or 21%. Net sales of our Ben Hogan® fashion apparel collections were $1,702,000 and $2,048,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $346,000, or 17%. The remainder of our fashion apparel net sales were comprised of embroidery and shipping revenues. We expect the market acceptance for our SPORT HALEY® women’s fashion apparel to continue to improve, because we have continued to experience increases in advance orders we have received for our women’s collections. We attribute the decrease in Ben Hogan® fashion apparel sales primarily to changes in the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not broadly distributed within other retail markets. However, with the introduction and broad market acceptance of moisture-wicking and other performance garments within golf apparel markets, country clubs and resorts have begun to carry apparel brands such as Nike and Adidas, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts. We believe that the penetration of Nike and Adidas into golf apparel markets has diluted the value associated with the exclusivity of brands such as our Ben Hogan® fashion apparel brand, at least on a temporary basis. In order to bolster future sales of our Ben Hogan® fashion apparel, we have focused our marketing efforts on increasing our market presence in upscale retail stores and on penetrating further into corporate markets. We expect that our efforts will at a minimum generate sales of Ben Hogan® fashion apparel to two or three new upscale retail stores in fiscal 2008. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers in accordance with various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the three months ended September 30, 2007, we did not record net sales with regard to the disposition of excess fashion apparel inventories. Comparatively, for the three months ended September 30, 2006, we recorded net sales of $182,000 and gross profit of ($25,000) with respect to sales of excess fashion apparel inventories. For the three months ended September 30, 2007 and 2006, we recorded impairments of $154,000 and $49,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our fashion apparel, was 34% and 34% for the three months ended September 30, 2007 and 2006, respectively.

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

Selling, general and administrative expenses with regard to fashion apparel increased by $42,000, or 3%, to $1,624,000 for the three months ended September 30, 2007, from $1,582,000 for the comparable three-month period in the prior fiscal year. The comparative increase was generally comprised of increases in advertising, tradeshow and personnel expenses combined with decreases in accounting, depreciation and various other expenses. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 48% and 45% for the three-month periods ended September 30, 2007 and 2006, respectively.

We recorded royalty expense of $119,000 and $146,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in royalty expense directly correlates with our decrease in sales of Ben Hogan® fashion apparel for the same three-month periods. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label.

Income (loss) from operations with regard to fashion apparel for the three months ended September 30, 2007, was ($585,000), a difference of ($58,000), or 11%, from ($527,000) for the comparable three-month period in the prior fiscal year. Our sales are historically weakest for the three months ending September 30, our first fiscal quarter each year, than for any of our other fiscal quarterly periods, and, historically, we have not generated income from fashion apparel operations during the thee months ended September 30 in any given fiscal year.

Branded apparel

We previously considered Top-Flite® branded apparel, which we market pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel of $120,000 for the three months ended September 30, 2007, were comprised of the initial shipments to a retailer for a test in 50 of its stores. Net sales of Top-Flite® branded apparel of $1,185,000 for the three months ended September 30, 2006, were comprised of sales to Wal-Mart of $1,000,000 and sales of $185,000 to other markets for the disposition of our remaining branded apparel inventories. We shipped Top-Flite® branded apparel to Wal-Mart from March 2006 through August 2006. As previously reported, in late September 2006, we were notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel from us. We redesigned Top-Flite® apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed the new branded apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts woud result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, to date we have only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts over the last year have failed to generate orders from a major customer, we are currently evaluating how much longer we will continue to market Top-Flite® branded apparel.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generates gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally sold at much lower prices than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net sales, gross margins with respect to net sales of branded apparel were 21% and 25% for the three months ended September 30, 2007 and 2006, respectively.

Selling, general and administrative expenses were $101,000 with regard to branded apparel for the three months ended September 30, 2007, a decrease of $38,000, or 27%, from $139,000 for the three months ended September 30, 2006. The decrease was primarily due to differences between between the comparable three-month periods in allocated management costs, which totaled $0 in the three months ended September 30, 2007 versus $54,000 in the three months ended September 30, 2006. The decrease in allocated management costs related to changes in the ownership of Reserve Apparel and the loss of the Wal-Mart account. Prior to our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006, allocated management costs included a portion of Sport Haley’s costs with regard to managing Reserve Apparel and certain reimbursable expenses incurred by Explorer Gear on behalf of Reserve Apparel. Because Wal-Mart ceased purchasing Top-Flite® branded apparel from us shortly after we purchased the minority interest, the business operations of Reserve Apparel were significantly reduced and we discontinued our allocation of Sport Haley management costs to Reserve Apparel. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 84% and 12% for the three months ended September 30, 2007 and 2006, respectively.

We recorded royalty expense of $7,000 and $64,000 for the three months ended September 30, 2007 and 2006, with respect to net sales of branded apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label.

Income (loss) from operations with regard to branded apparel for the three months ended September 30, 2007, was ($83,000), a difference of ($181,000), or 185%, from $98,000 for the comparable three-month period in the prior fiscal year.

Other income

Other income, net, was $48,000 for the three months ended September 30, 2007, a decrease of $30,000, or 38%, from $78,000 for the comparable three-month period in the prior fiscal year. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The decrease was generally attributable to our lower balance of cash and cash equivalents during the respective periods.

Net income (loss)

Net loss for the three months ended September 30, 2007, was ($627,000), a difference of ($230,000), or 58%, as compared with the net loss of ($397,000) for the comparable three-month period in the prior fiscal year. We had federal and state net operating loss carry forwards of $7,451,000 and $9,642,000 at September 30, 2007, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at September 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding alternative markets for our Top-Flite® branded apparel, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month period ended September 30, 2007.

Earnings (loss) per share

Basic and diluted earnings (loss) per common share were ($0.27) and ($0.14) for the three-month periods ended September 30, 2007 and 2006, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.71 at September 30, 2007, $4.98 at June 30, 2007 and $5.28 at September 30, 2006.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from June 30, 2007.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank. The agreement provides for a maximum loan amount of $3,000,000 collateralized by certificate of deposits held at the commercial bank totaling $3,000,000, which earn market rates of interest. Borrowings under the line of credit agreement accrue interest at the bank’s prime rate. Increases in the bank’s prime rate could increase the interest expense with respect to borrowings under the line of credit. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. Outstanding borrowings under the line of credit totaled $400,000 at September 30, 2007. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit of $119,000 at September 30, 2007. We do not use derivative financial instruments to manage interest rate risk.

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

(b)  Changes in Internal Controls Over Financial Reporting

During our first quarter of fiscal 2008, we did not implement any significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A              RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2007.

ITEM 5                       OTHER INFORMATION

(a)          On October 31, 2007, we entered into an amended executive employment agreement with Catherine B. Blair that is effective July 1, 2007. The amended executive employment agreement requires that Ms. Blair continue to devote her full business time as our Vice President – Merchandising and Design, at an annual salary of $160,000 for our 2008 fiscal year, and $175,000 per year thereafter, and such bonuses as awarded by the Compensation Committee of our Board of Directors. The amended agreement has an initial two-year term, subject to automatic one-year extensions after each successive year. If we elect to terminate the amended agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, Ms. Blair is entitled to receive severance compensation equal to fifteen months’ salary plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Mr. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change in control, Ms. Blair is entitled to receive lump sum severance compensation equal to two times her annual salary and bonus payments during the preceding 12 months. The amended agreement contains a non-competition provision for twelve months following termination, provided Ms. Blair could be released from the non-competition clause if she were terminated without cause and if she elected to forego any severance pay. If Ms. Blair becomes “totally disabled” (as defined in the agreement) during the term of the agreement, her full salary will be continued for one year from the date of total disability.

                        On November 8, 2007, we notified Barry L. Hyman, our Eastern Regional Sales Manager, and Michael D. Doris, our Western Regional Sales Manager, that their respective positions were being eliminated and, therefore, they were being terminated without cause, as defined in their respective employment agreements, effective November 9, 2007. Each of the employment agreements require a 90 day period for notice of termination by the Company without cause. In addition, following the 90 day notice periods, Mr. Hyman is entitled to six months and Mr. Doris is entitled to three months in severance compensation based upon their respective base salaries. We are currently reassigning the duties previously performed by Mr. Hyman and Mr. Doris between various of the Company’s executive management and other personnel and do not plan to hire a replacement for either Mr. Hyman or Mr. Doris in the near future.

(b)         During the first quarter of fiscal 2008, we made no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

SPORT-HALEY, INC.
(Registrant)

Date:	November 14, 2007	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)