Form 10-Q
period 2007-12-31
SPORT HALEY INC
filed 2008-02-11
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

        Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2008
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)	(***)

ASSETS
Current assets:
Cash and cash equivalents	$2,678,000	$4,464,000
Accounts receivable, net of allowances of $401,000 and $374,000, respectively	2,633,000	3,066,000
Inventories	6,685,000	5,814,000
Prepaid expenses and other	364,000	203,000
Total current assets	12,360,000	13,547,000

Property and equipment, net	296,000	399,000
Other assets	3,000	3,000

Total Assets	$12,659,000	$13,949,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$895,000	$1,566,000
Accrued royalties payable	139,000	181,000
Accrued commissions payable	198,000	214,000
Accrued payroll	280,000	249,000
Other	186,000	179,000
Total current liabilities	1,698,000	2,389,000

Commitments and Contingencies:
Minimum royalties payable	182,000	178,000
Total contingent liabilities	182,000	178,000

Total Liabilities	1,880,000	2,567,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 and 2,770,252 issued and outstanding, respectively	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	677,000	1,280,000
Total shareholders’ equity	10,779,000	11,382,000
Total Liabilities and Shareholders’ Equity	$12,659,000	$13,949,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,411,000	$4,190,000	$7,939,000	$8,863,000

Cost of goods sold	2,611,000	2,562,000	4,802,000	5,684,000
Impairments	20,000	73,000	174,000	122,000
Total cost of goods sold	2,631,000	2,635,000	4,976,000	5,806,000

Gross profit	1,780,000	1,555,000	2,963,000	3,057,000

Other Operating Costs:
Selling, general and administrative expenses	1,646,000	1,691,000	3,371,000	3,412,000
Royalty expense	142,000	152,000	268,000	362,000
Total other operating costs	1,788,000	1,843,000	3,639,000	3,774,000

Loss from operations	(8,000)	(288,000)	(676,000)	(717,000)

Other income, net	32,000	84,000	80,000	162,000

Income (loss) before minority interest in subsidiary net income and provision for income taxes	24,000	(204,000)	(596,000)	(555,000)

Minority interest in subsidiary net income	—	—	—	(46,000)

Provision for income taxes	—	(17,000)	(7,000)	(17,000)

Net income (loss)	$24,000	$(221,000)	$(603,000)	$(618,000)

Basic earnings (loss) per common share	$0.01	$(0.08)	$(0.26)	$(0.22)
Basic weighted average shares outstanding	2,284,000	2,770,000	2,284,000	2,770,000

Diluted earnings (loss) per common share	$0.01	$(0.08)	$(0.26)	$(0.22)
Diluted weighted average shares outstanding	2,284,000	2,770,000	2,284,000	2,770,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(603,000)	$(618,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	106,000	147,000
Impairments and write-downs	174,000	122,000
Allowance for doubtful accounts	60,000	60,000
Minority interest	—	49,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	373,000	1,231,000
Inventories	(1,045,000)	(384,000)
Other assets	(161,000)	(120,000)
Accounts payable	(671,000)	(929,000)
Accrued commissions and other expenses	(16,000)	(295,000)
Net cash used by operating activities	(1,783,000)	(737,000)

Cash flows from investing activities:
Purchase of fixed assets	(3,000)	(19,000)
Purchase of minority interest	—	(375,000)
Net cash used by investing activities	(3,000)	(394,000)

Cash flows from financing activities:
Borrowings under line of credit	1,000,000	—
Repayments under line of credit	(1,000,000)	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,786,000)	(1,131,000)

Cash and cash equivalents, beginning	4,464,000	8,492,000

Cash and cash equivalents, ending	$2,678,000	$7,361,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,000	$17,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                        SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation Our condensed consolidated financial statements include the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company,” “we,” “us” or “our.” All significant inter-company transactions between Sport Haley and Reserve Apparel have been eliminated.

Nature of Operations Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States and by certain distributors within various international markets. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

Reserve Apparel, formed in November 2005, has designed, purchased or contracted for the manufacture of, marketed and distributed branded golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box, high sales volume retail stores. Since September 2006 Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Top-Flite® branded golf apparel was distributed per the terms of a license agreement with Callaway. We discontinued marketing Top-Flite® Branded apparel in November 2007.

Condensed Consolidated Financial Statements Our condensed consolidated balance sheets and interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair representation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

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

Reclassification Certain prior period amounts have been reclassified to conform to the December 31, 2007, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

Stock-Based Compensation Our Stock Option Plan (the “Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At December 31, 2007, there were outstanding options to purchase 586,000 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between August 2008 and January 2013. All outstanding options are fully vested. No options were exercised during the three months ended December 31, 2007, and 7,500 options expired. The Plan expired by its terms in February 2003, after which no options were granted. The expected life was determined based upon the Plan’s vesting period and exercise behavior of the employees.

In January 2008, we adopted a new stock option plan, entitled the Sport-Haley 2008 Stock Option Plan (the “2008 Plan”), which will be considered for approval by our shareholders at our annual meeting on February 21, 2008. No options or other awards may be granted under the 2008 Plan until shareholder approval has been obtained.

Recent Pronouncements In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value; and (e) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Our adoption of SFAS 160 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141R”), “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) determines what information to disclose to enable users of the

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an acquiring entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies to all business entities, including mutual entities that previously used the pooling of interests method to account for some business combinations. SFAS 141R does not apply to: (a) the formation of a joint venture; (b) the acquisition of an asset or group of assets that does not constitute a business; (c) a combination between entities or businesses under common control; and, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. The effective date of SFAS 141R is the same as that of the related SFAS 160. Our adoption of SFAS 141R upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value as of specific election dates. The fair value option: (i) may generally be applied instrument by instrument; (ii) is irrevocable unless a new election date occurs; and, (iii) must be applied to the entire instrument and not to only a portion of the instrument. Most of the provisions of SFAS 159 are elective. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own securities that are classified as trading or available for sale. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted if the entity: (i) chooses early adoption within the first 120 days of its fiscal year; (ii) has not yet issued financial statements for any interim period of such fiscal year; and (iii) elects to apply the provisions of FASB No. 157, “Fair Value Measurements.” We did not elect early adoption, and we have not evaluated the impact, if any, on our financial condition or the results of our operations that would have been caused by early adoption of SFAS 159.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2                                        INVENTORIES

	December 31,	June 30,
	2007	2007

Inventories consisted of the following:
Component	$480,000	$283,000
Finished goods	6,205,000	5,531,000

	$6,685,000	$5,814,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in finished goods inventories are allowances for inventory write-downs of $173,000 and $236,000 as of December 31, 2007, and June 30, 2007, respectively.

NOTE 3                                        LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2008, provides for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. At December 31, 2007, and June 30, 2007, respectively, we did not have any balances due on the line of credit.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At December 31, 2007, and June 30, 2007, we had outstanding letters of credit totaling $0 and $2,173,000, respectively.

NOTE 4                                        COMMITMENTS AND CONTINGENCIES

Our license agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel and Top-Flite® branded apparel. We record royalties as other operating costs in the periods when such sales are recognized. Certain terms of the license agreement provide for minimum royalties on a calendar year basis. Sales of Top-Flite® branded apparel were insufficient to meet the contractual minimum royalty requirement of $188,000 for calendar 2007, with respect to Top-Flite®. At June 30, 2007, we accrued a contingent liability of $178,000, and at December 31, 2007, we accrued an additional contingent liability of $4,000, with regard to the Top-Flite® minimum royalty due to Callaway for calendar 2007. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirements under the Callaway license for calendar 2006.

NOTE 5                                        EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.” SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended December 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic earnings per share	$24,000	2,284,000	$0.01

Effect of dilutive securities options	—	—	—

Diluted earnings per share	$24,000	2,284,000	$0.01

	Six Months ended December 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share	$(603,000)	2,284,000	$(0.26)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(603,000)	2,284,000	$(0.26)

	Three Months ended December 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share	$(221,000)	2,770,000	$(0.08)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(221,000)	2,770,000	$(0.08)

	Six Months ended December 31, 2006
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share	$(618,000)	2,770,000	$(0.22)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(618,000)	2,770,000	$(0.22)

[A] All securities options were anti-dilutive and therefore excluded from the loss per share calculations due to the loss for the period presented.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                                        SEGMENT INFORMATION:

The consolidated Company has two operating segments which consist of designing, purchasing or contracting for the manufacture of and wholesale sales of women’s and men’s (1) fashion golf apparel and outerwear and (2) branded golf apparel. Our SPORT HALEY® and Ben Hogan® fashion golf apparel and outerwear collections are marketed by Sport Haley in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States and on a limited basis by certain distributors within international markets. Our Top-Flite® men’s branded apparel has been marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores. Ben Hogan® fashion apparel and Top-Flite® branded apparel are distributed pursuant to a license agreement with Callaway.

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed our Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, to date we have only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts over the last year have failed to generate orders from a major customer, we have discontinued marketing apparel bearing the Top-Flite® label.

At June 30, 2007, we recorded a contingent liability of $178,000, and at December 31, 2007, we recorded an additional contingent liability of $4,000, with regard to minimum royalties due in accordance with our license agreement for Top-Flite® branded apparel, which requires minimum royalties of $188,000 for such apparel in calendar year 2007. We recorded royalty expense of $9,000, including related marketing fees, for calendar year 2007 on sales of Top-Flite® branded apparel. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar year 2006. We discontinued marketing Top-Flite® branded apparel in November 2007.

Condensed consolidated balance sheets information and condensed consolidated statements of operations information for each of our segments are presented in the tables below.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets Segment Information as of December 31, 2007, and June 30, 2007:

	December 31, 2007		June 30, 2007
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Cash and cash equivalents	$2,648,000	$30,000	$4,354,000	$110,000
Accounts receivable, net of allowances	$2,135,000	$498,000	$2,713,000	$353,000
Inventories	$6,666,000	$19,000	$5,814,000	$—
Total assets	$12,111,000	$548,000	$13,482,000	$467,000
Total liabilities	$1,463,000	$417,000	$2,330,000	$237,000

Condensed Consolidated Statements of Operations Segment Information for the Three Months Ended December 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$4,385,000	$26,000	$4,190,000	$—
Cost of goods sold	$2,585,000	$26,000	$2,562,000	$—
Impairments	$—	$20,000	$73,000	$—
Gross profit	$1,800,000	$(20,000)	$1,555,000	$—
Selling, general and administrative expenses	$1,619,000	$27,000	$1,624,000	$67,000
Royalty expense	$138,000	$4,000	$152,000	$—
Income (loss) from operations	$43,000	$(51,000)	$(221,000)	$(67,000)

Condensed Consolidated Statements of Operations Segment Information for the Six Months Ended December 31, 2007 and 2006:

	Six Months Ended		Six Months Ended
	December 31, 2007		December 31, 2006
	Fashion	Branded	Fashion	Branded
	Apparel	Apparel	Apparel	Apparel

Net sales	$7,793,000	$146,000	$7,678,000	$1,185,000
Cost of goods sold	$4,681,000	$121,000	$4,799,000	$885,000
Impairments	$154,000	$20,000	$122,000	$—
Gross profit	$2,958,000	$5,000	$2,757,000	$300,000
Selling, general and administrative expenses	$3,243,000	$128,000	$3,206,000	$206,000
Royalty expense	$257,000	$11,000	$298,000	$64,000
Income (loss) from operations	$(542,000)	$(134,000)	$(747,000)	$30,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7                                        LITIGATION:

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief. The case has been scheduled for trial in May 2008. Based upon information that is currently available, we cannot determine whether the decision or settlement of this lawsuit will materially affect our financial position or the results of our operations.

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with a high relative percentage of sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers; unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2007. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statement. The reader should not place undue reliance on any forward-looking statement. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future event or development, except as required by securities laws.

All references to fiscal years are references to Sport Haley’s fiscal year, which ends on June 30.

OVERVIEW

Sport-Haley, Inc. designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. We are represented by a network of independent wholesale sales representatives, most of whom solicit sales of both SPORT HALEY® and Ben Hogan® fashion apparel collections on our behalf.

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

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been widely recognized within the golf apparel industry for several years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk and cashmere, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores. We distribute Ben Hogan® apparel pursuant to our license agreement with Callaway.

Top-Flite® branded golf apparel was designed for distribution to large retail stores in the low-price markets pursuant to our license agreement with Callaway. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel may be designed for four or more shorter selling periods each year. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we have aggressively marketed our new Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, to date we have only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007.

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

We recorded impairments of $0 and $174,000 with regard to fashion apparel inventories for the three-month and six-month periods ended December 31, 2007, respectively. Comparatively, we recorded impairments of $73,000 and $122,000 with regard to fashion apparel inventories for the three-month and six-month periods ended December 31, 2006, respectively. We recorded impairments of $20,000 and $20,000 with regard to branded apparel for the three months and six months ended December 31, 2007, respectively, due to a customer’s cancellation of a replenishment order. Comparatively, we did not record an impairment with regard to branded apparel inventories during the three months or six months ended December 31, 2006.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at December 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to sustained profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At December 31, 2007, our allowance for doubtful accounts totaled $262,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At December 31, 2007, our allowance for sales returns was $139,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and the balance sheet amounts as of December 31, 2007, may be more meaningful when compared with the amounts as of December 31, 2006, rather than with the amounts at June 30, 2007.

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

Our net accounts receivable decreased by $433,000, or 14%, to $2,633,000 at December 31, 2007, from $3,066,000 at June 30, 2007. When compared with the December 31, 2006, balance, our net accounts receivable balance at December 31, 2007, decreased by $26,000, or 1%, from $2,659,000. Historically, a significant number of our customers close their businesses for the winter months, beginning in October or November of each year. Because many of those business owners prefer to settle their outstanding account balances prior to closing for the winter, our net accounts receivable balance generally declines during our second fiscal quarter. Changes in our accounts receivable balances and related allowances provided operating cash of $433,000 and $1,291,000 for the six-month periods ended December 31, 2007 and 2006, respectively.

Our fashion apparel inventories increased by $852,000, or 15%, from $5,814,000 at June 30, 2007, to $6,666,000 at December 31, 2007. However, our inventory requirements are highly cyclical in nature. When compared with the balance of $5,037,000 at December 31, 2006, our inventories at December 31, 2007, increased by $1,629,000, or 32%, primarily due to increases in advance orders for our SPORT HALEY® women’s fashion apparel between the respective spring selling seasons and the implementation of our on call program for our Ben Hogan® men’s and SPORT HALEY® women’s fashion apparel, which assures our customers in-stock availability for a variety of items within our basic collections. Our branded apparel inventories increased by $19,000, or 100%, from $0 at June 30, 2007, to $19,000 at December 31, 2007. Branded apparel inventories were $0 at December 31, 2006. Branded apparel inventories remained on hand at December 31, 2007, due to the cancellation by a retailer of a replenishment order for Top-Flite® apparel. Our finished goods inventories also may fluctuate from period to period due to the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished goods at December 31, 2007, June 30, 2007, and December 31, 2006, totaled approximately $388,000, $1,255,000 and $658,000 respectively. Changes in our inventory balances used operating cash of $871,000 and $262,000 for the six-month periods ended December 31, 2007 and 2006, respectively.

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

Total current liabilities decreased by $691,000, or 29%, at December 31, 2007, to $1,698,000 from $2,389,000 at June 30, 2007. Total current liabilities decreased by $34,000, or 2%, from $1,732,000 at December 31, 2006. The decrease of $34,000 when comparing the balance at December 31, 2007, with the balance at December 31, 2006, was comprised of changes in various liability categories. Our total current liabilities with regard to fashion apparel were $1,463,000 at December 31, 2007, a decrease of $12,000, or 1%, when compared with total current liabilities of $1,475,000 at December 31, 2006. The $12,000 decrease was attributable to a $9,000 decrease in trade accounts payable, a $55,000 decrease in accrued payroll expenses, a $24,000 increase in accrued sales commissions, a $13,000 decrease in accrued royalties payable and a $41,000 increase in other accrued expenses. Included in accrued payroll expenses at December 31, 2006, was the balance of $203,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at December 31, 2007, accrued payroll expenses included the balance of $40,000 in severance and other compensation payable to our former

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

chief executive officer and the balance of $80,000 in severance and other compensation payable to our former regional sales managers.

Due to the combination of the factors discussed above, and others, during the six months ended December 31, 2007, our operating activities used cash of $1,783,000. Comparatively, during the six months ended December 31, 2006, our operating activities used cash of $737,000.

For the six months ended December 31, 2007, investing activities used cash of $3,000. Comparatively, for the six months ended December 31, 2006, investing activities used cash of $394,000. As previously reported, on September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. During the six months ended December 31, 2007 and 2006, we expended $3,000 and $19,000, respectively, for the purchase of property and equipment, and $106,000 and $147,000, respectively, in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2008, provides for an amended maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. . We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Borrowings under the amended line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. Prior to its most recent amendment, the revolving line of credit agreement provided for a maximum loan amount of $3,000,000 and interest accrued on borrowings at the bank’s prime rate. No balances were due on the line of credit at either December 31, 2007 or 2006. However, during the six months ended December 31, 2007, we borrowed $1,000,000 under the letter of credit agreement to fund temporary working capital needs, and our repayments during the six-month period totaled $1,000,000. At December 31, 2007 and 2006, we had $0 and $2,356,000, respectively, in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under the bank line of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2008. While we also have alternative sources of financing, including the factoring of customer accounts receivable, we do not anticipate using alternative sources of financing during the remainder of fiscal 2008. However, our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, timely collections of trade accounts receivable and various other factors.

RESULTS OF OPERATIONS

Fashion apparel

Our fashion apparel business is seasonal in nature, and sales occurring from January through June, which comprise our third and fourth quarters of each fiscal year, are generally disproportionately higher than sales occurring from July through December.

Net sales of fashion apparel for the three months ended December 31, 2007, were $4,385,000, an increase of $195,000, or 5%, from net fashion apparel sales of $4,190,000 for the comparable three-month

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period in the prior fiscal year. Net sales of fashion apparel for the six months ended December 31, 2007, were $7,793,000, an increase of $115,000, or 1%, from net fashion apparel sales of $7,678,000 for the comparable six-month period in the prior fiscal year. The increases in sales of fashion apparel for the three and six-month periods were primarily comprised of increases in sales of SPORT HALEY® fashion apparel combined with offsetting decreases in sales of Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $2,169,000 and $3,749,000 for the three and six months ended December 31, 2007, respectively, increases of $297,000, or 16%, and $571,000, or 18%, from net sales of $1,872,000 and $3,178,000 for the three and six months ended December 31, 2006, respectively. Net sales of our Ben Hogan® fashion apparel collections were $2,086,000 and $3,788,000 for the three and six months ended December 31, 2007, respectively, decreases of $89,000, or 4%, and $435,000, or 10%, from net sales of $2,175,000 and $4,223,000 for the three and six months ended December 31, 2006, respectively. The remainder of our fashion apparel net sales was comprised of embroidery and shipping revenues. We expect the market acceptance for our SPORT HALEY® women’s fashion apparel to continue to improve, because we have continued to experience double digit percentage increases in advance orders we have received for our women’s collections for our spring 2008 selling season. We attribute the decrease in Ben Hogan® fashion apparel sales primarily to changes in the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not broadly distributed within other retail markets. However, with the introduction and broad market acceptance of moisture-wicking and other performance garments within golf apparel markets, country clubs and resorts have begun to carry apparel brands such as Nike and Adidas, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts. We believe that the broad penetration of Nike and Adidas into golf apparel markets has diluted the value associated with the exclusivity of brands such as our Ben Hogan® fashion apparel brand, at least on a temporary basis. In order to bolster future sales of our Ben Hogan® fashion apparel, we have focused our marketing efforts on increasing our market presence in upscale retail stores and on penetrating further into corporate markets. We expect that our efforts will at a minimum generate sales of Ben Hogan® fashion apparel to another two or three new upscale retail stores in fiscal 2008. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers in accordance with various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess fashion apparel inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the three months and six months ended December 31, 2007, we recorded net sales of $295,000 and gross profit of $0 with regard to the disposition of excess fashion apparel inventories. Comparatively, for the six months ended December 31, 2006, we recorded net sales of $366,000 and loss of $143,000 with respect to sales of excess fashion apparel inventories, which included net sales $184,000 and loss of $118,000 during the three months ended December 31, 2006, with regard to the disposition of incomplete size runs from our fall 2006 selling season inventories for Ben Hogan® apparel collections. For the three months and six months ended December 31, 2007, we recorded impairments of $0 and $154,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. Comparatively, for the three months and six months ended December 31, 2006, we recorded impairments of $73,000 and $122,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our fashion

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

apparel, was 41% and 38% for the three months and six months ended December 31, 2007, and was 37% and 34% for the three months and six months ended December 31, 2006, respectively.

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

Selling, general and administrative expenses with regard to fashion apparel decreased by $5,000, or 0%, to $1,619,000 for the three months ended December 31, 2007, from $1,624,000 for the comparable three-month period in the prior fiscal year. Selling, general and administrative expenses with regard to fashion apparel increased by $37,000, or 1%, to $3,243,000 for the six months ended December 31, 2007, from $3,206,000 for the comparable six-month period in the prior fiscal year. The comparative increase for the six-month period was in general due to our accrual of $80,000 in severance and other compensation due to our former regional sales managers. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 37% and 42%, and 39% and 42%, for the three months and six months ended December 31, 2007 and 2006, respectively.

We recorded royalty expense of $138,000 and $257,000, and $152,000 and $298,000, for the three months and six months ended December 31, 2007 and 2006, respectively. The decrease in royalty expense directly correlates with our decrease in sales of Ben Hogan® fashion apparel for the comparative periods. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label.

Income (loss) from operations with regard to fashion apparel for the three months ended December 31, 2007, was $43,000, a difference of $264,000, or 119%, from ($221,000) for the comparable three-month period in the prior fiscal year. Income (loss) from operations with regard to fashion apparel for the six months ended December 31, 2007, was ($542,000), a difference of $205,000, or 27%, from ($747,000) for the comparable six-month period in the prior fiscal year.

Branded apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel of $26,000 and $146,000 for the three months and six months ended December 31, 2007, respectively, were comprised of shipments to a retailer for a test in 50 of its stores. Net sales of Top-Flite® branded apparel of $1,185,000 for the six months ended December 31, 2006, were comprised of sales to Wal-Mart of $1,000,000 and sales of $185,000 to other markets. We shipped Top-Flite® branded apparel to Wal-Mart from March 2006 through August 2006. As previously reported, in late September 2006, we were notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing our Top-Flite® branded apparel from us. We redesigned Top-Flite® apparel to include garments primarily comprised of a variety of performance fabrics and aggressively marketed the Top-Flite® branded apparel line to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, our

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

intensive efforts yielded only one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we began shipping in September 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing Top-Flite® branded apparel in November 2007.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally sold at much lower prices than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. Gross profit with regard to our branded apparel has generally not been affected by dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market, because we generally purchased quantities of branded apparel in amounts equal to quantities ordered by specific customers. However, since we generally purchase quantities sufficient to fulfill initial and anticipated replenishment orders, we may be left with excess branded apparel inventories if a customer cancels a replenishment order. A disposition of excess branded apparel inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. For the three months and six months ended December 31, 2007, we recorded impairments of $20,000 and $20,000, respectively, with regard to the valuation of excess branded apparel inventories to the lower of cost or market. Comparatively, for the three months and six months ended December 31, 2006, we did not record any impairments with regard to the valuation of excess branded apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our branded apparel, was (77%) and 3%, and 0% and 25%, for the three months and six months ended December 31, 2007 and 2006, respectively.

Selling, general and administrative expenses were $27,000 and $128,000 with regard to branded apparel for the three months and six months ended December 31, 2007, decreases of $40,000, or 60%, and $78,000, or 38%, from $67,000 and $206,000 for the three months and six months ended December 31, 2006, respectively. The decrease was primarily due to differences between the comparable periods in allocated management and personnel costs, which totaled $20,000 in the three months ended December 31, 2007 versus $56,000 in the three months ended December 31, 2006, and $77,000 in the six months ended December 31, 2007, versus $192,000 in the six months ended December 31, 2006. The decrease in allocated management costs related to changes in the ownership of Reserve Apparel and the loss of the Wal-Mart account. Prior to our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006, allocated management costs included a portion of Sport Haley’s costs with regard to managing Reserve Apparel and certain reimbursable expenses incurred by Explorer Gear on behalf of Reserve Apparel. Because Wal-Mart ceased purchasing Top-Flite® branded apparel from us shortly after we purchased the minority interest, the business operations of Reserve Apparel were significantly reduced and we discontinued our allocation of Sport Haley management costs to Reserve Apparel, effective October 1, 2006. From October 1, 2006, through October 31, 2007, personnel costs allocated to our branded apparel operations consisted of salaries and benefits paid to an executive Sport Haley hired in November 2006 primarily to market Top-Flite® apparel on behalf of Reserve Apparel. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 88% and 17% for the six months ended December 31, 2007 and 2006, respectively.

We recorded royalty expense of $4,000 and $11,000, and $0 and $64,000, for the three months and six months ended December 31, 2007 and 2006, with respect to net sales of branded apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. For the three months ended December 31, 2007, we

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased our accrual of minimum royalties due to Callaway for calendar year 2007 by $4,000. Previously, at June 30, 2007, we accrued $178,000 of minimum royalties due for calendar year 2007.

Income (loss) from operations with regard to branded apparel were ($51,000) and ($134,000) for the three months and six months ended December 31, 2007, differences of $16,000, or 24%, and ($164,000), or 547%, from ($67,000) and $30,000 for the three months and six months ended December 31, 2006, respectively.

Other income

Other income, net, was $32,000 for the three months ended December 31, 2007, a decrease of $52,000, or 62%, from $84,000 for the comparable three-month period in the prior fiscal year. Other income, net, was $80,000 for the six months ended December 31, 2007, a decrease of $82,000, or 51%, from $162,000 for the comparable six-month period in the prior fiscal year. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The decrease was generally attributable to our lower balance of cash and cash equivalents over the comparative periods.

Net income (loss)

Net income for the three months ended December 31, 2007, was $24,000, a difference of $245,000, or 111%, as compared with the net loss of ($221,000) for the comparable three-month period in the prior fiscal year. Net loss for the six months ended December 31, 2007, was ($603,000), a difference of $15,000, or 2%, as compared with the net loss of ($618,000) for the comparable six-month period in the prior fiscal year. We had federal and state net operating loss carry forwards of approxiamately $7.4 million and $9.6 million at December 31, 2007, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at December 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding additional markets for our SPORT HALEY® and Ben Hogan® fashion apparel brands, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective six-month period ended December 31, 2007.

Earnings (loss) per share

Basic and diluted earnings (loss) per common share were $0.01 and ($0.08) for the three-month periods ended December 31, 2007 and 2006, respectively. Basic and diluted earnings (loss) per common share were ($0.26) and ($0.22) for the six-month periods ended December 31, 2007 and 2006, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.72 at December 31, 2007, $4.98 at June 30, 2007 and $5.20 at December 31, 2006.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from September 30, 2007.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $2,000,000 collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. We did not have any outstanding borrowings under the line of credit at December 31, 2007. Increases in the one-month LIBOR rate could, however, increase the interest expense with respect to future borrowings, including borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had no outstanding letters of credit at December 31, 2007. We do not use derivative financial instruments to manage interest rate risk.

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

(b)                      Changes in Internal Controls Over Financial Reporting

During our second quarter of fiscal 2008, we did not institute any significant changes in internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1                          LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief. The case has been scheduled for trial in May 2008. Based upon information that is currently available, we cannot determine whether the decision or settlement of this lawsuit will materially affect our financial position or the results of our operations.

ITEM 1A                 RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2007.

ITEM 5                          OTHER INFORMATION

(a)          As previously reported, on October 31, 2007, we entered into an amended executive employment agreement with Catherine B. Blair that is effective July 1, 2007. The amended executive employment agreement requires that Ms. Blair continue to devote her full business time as our Vice President — Merchandising and Design, at an annual salary of $160,000 for our 2008 fiscal year, and $175,000 per year thereafter, and such bonuses as awarded by the Compensation Committee of our Board of Directors. The amended agreement has an initial two-year term, subject to automatic one-year extensions after each successive year. If we elect to terminate the amended agreement without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, Ms. Blair is entitled to receive severance compensation equal to fifteen months’ salary plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change in control, Ms. Blair is entitled to receive lump sum severance compensation equal to two times her annual salary and bonus payments during the preceding 12 months. The amended agreement contains a non-competition provision for twelve months following termination, provided Ms. Blair could be released from the non-competition clause if she were terminated without cause and if she elected to forego any severance pay. If Ms.

Blair becomes “totally disabled” (as defined in the agreement) during the term of the agreement, her full salary will be continued for one year from the date of total disability

As previously reported, on November 8, 2007, we notified Barry L. Hyman, our Eastern Regional Sales Manager, and Michael D. Doris, our Western Regional Sales Manager, that their respective positions were being eliminated and, therefore, they were being terminated without cause, as defined in their respective employment agreements, as of November 9, 2007. Each of the employment agreements require a 90 day period for notice of termination (the “notice period”) by the Company without cause. Therefore, the notice periods continued through, and the effective date of their terminations was, February 9, 2008, during which time we continued to compensate them in accordance with the terms of their respective employment agreements. In addition, following the 90 day notice periods, Mr. Hyman is entitled to six months in severance compensation based upon his respective base salary and Mr. Doris is entitled to three months in severance compensation, subject to non-competition provisions. Mr. Doris accepted a position with one of our competitors in December 2007, and thus is no longer entitled to severance compensation following the notice period. At December 31, 2007, notice period and severance compensation payable to Mr. Hyman and Mr. Doris totaled $80,000.

On October 4, 2007, James H. Everest submitted a letter, dated October 3, 2007, to the Company, whereby he requested that he be allowed to resign from our Board of Directors due to health issues. The Board of Directors accepted Mr. Everest’s resignation, effective October 3, 2007, and opted not to fill the seat vacated by Mr. Everest.

On November 15, 2007, we reported that on November 13, 2007, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us of Nasdaq’s position that for the previous 30 consecutive days our common stock had not maintained a minimum market value of publicly held shares of $5,000,000, as required for continued inclusion in The Nasdaq Global Market (“Global Market”), pursuant to Nasdaq Marketplace rule 4450(a)(2). Publicly held shares exclude those held by officers, directors and persons holding over 10% of our common stock. Nasdaq advised that, pursuant to Rule 4450(e)(1), we would be provided 90 calendar days, or until February 11, 2008, to regain compliance. Nasdaq further suggested that we consider preparing an application to transfer our securities to The Nasdaq Capital Market (“Capital Market”). To transfer, we must satisfy the continued inclusion requirements for the Capital Market, which are generally less restrictive than the continued inclusion requirements for the Global Market. If compliance with the Global Market inclusion requirements could not be demonstrated and Nasdaq did not receive our application to transfer our securities to the Capital Market by February 11, 2008, Nasdaq advised that their staff would provide notification to us that our securities would be delisted. Nasdaq’s letter stated that if we submited a Capital Market transfer application and we paid the applicable listing fees by February 11, 2008, the initiation of delisting proceedings would be stayed pending Nasdaq staff’s review our the transfer application. On January 10, 2008, we submitted a Capital Market transfer application, and on or about January 22, 2008, we had paid the applicable listing fees in full.

On February 1, 2008, we reported that on January 31, 2008, we received a letter from Nasdaq notifying us that Nasdaq’s staff approved our application to transfer our securities to the Capital Market. Nasdaq further advised in an email that the effective date of the transfer was February 4, 2008.

(b)         During the second quarter of fiscal 2008, we made no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

SPORT-HALEY, INC.
(Registrant)

Date: February 11, 2008	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)