Form 10-Q
period 2008-03-31
SPORT HALEY INC
filed 2008-05-15
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(***)
ASSETS
Current assets:
Cash and cash equivalents	$2,526,000	$4,464,000
Accounts receivable, net of allowances of $355,000 and $374,000, respectively	2,877,000	3,066,000
Inventories	6,796,000	5,814,000
Prepaid expenses and other	192,000	203,000
Total current assets	12,391,000	13,547,000

Property and equipment, net	249,000	399,000
Other assets	3,000	3,000

Total Assets	$12,643,000	$13,949,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$500,000	$—
Accounts payable	769,000	1,566,000
Accrued royalties payable	141,000	181,000
Accrued commissions payable	199,000	214,000
Accrued payroll	113,000	249,000
Other	184,000	179,000
Total current liabilities	1,906,000	2,389,000

Commitments and Contingencies:
Minimum royalties payable	38,000	178,000
Total contingent liabilities	38,000	178,000

Total Liabilities	1,944,000	2,567,000

Shareholders’ equity:
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding, respectively	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	597,000	1,280,000
Total shareholders’ equity	10,699,000	11,382,000

Total Liabilities and Shareholders’ Equity	$12,643,000	$13,949,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,751,000	$5,273,000	$12,690,000	$14,136,000

Cost of goods sold	2,940,000	3,404,000	7,742,000	9,088,000
Impairments	5,000	4,000	179,000	126,000
Total cost of goods sold	2,945,000	3,408,000	7,921,000	9,214,000

Gross profit	1,806,000	1,865,000	4,769,000	4,922,000

Other Operating Costs:
Selling, general and administrative expenses	1,901,000	1,947,000	5,272,000	5,359,000
Royalty expense	179,000	196,000	447,000	558,000
Total other operating costs	2,080,000	2,143,000	5,719,000	5,917,000

Loss from operations	(274,000)	(278,000)	(950,000)	(995,000)

Other income, net	196,000	71,000	276,000	233,000

Loss before minority interest in subsidiary net income and provision for income taxes	(78,000)	(207,000)	(674,000)	(762,000)

Minority interest in subsidiary net income	—	—	—	(46,000)

Provision for income taxes	(2,000)	(11,000)	(9,000)	(28,000)

Net loss	$(80,000)	$(218,000)	$(683,000)	$(836,000)

Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.30)	$(0.31)

Basic and diluted weighted average shares outstanding	2,284,000	2,490,000	2,284,000	2,678,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(683,000)	$(836,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	157,000	202,000
Impairments and write-downs	179,000	126,000
Allowance for doubtful accounts	28,000	(27,000)
Minority interest	—	49,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	161,000	139,000
Inventories	(1,161,000)	(751,000)
Other assets	11,000	27,000
Accounts payable	(797,000)	(818,000)
Accrued commissions and other expenses	(326,000)	(324,000)
Net cash used by operating activities	(2,431,000)	(2,213,000)

Cash flows from investing activities:
Purchase of fixed assets	(7,000)	(39,000)
Purchase of minority interest	—	(375,000)
Net cash used by investing activities	(7,000)	(414,000)

Cash flows from financing activities:
Borrowings under line of credit	1,850,000	—
Repayments under line of credit	(1,350,000)	—
Repurchase common stock	—	(2,332,000)
Net cash provided (used) by financing activities	500,000	(2,332,000)

Net decrease in cash and cash equivalents	(1,938,000)	(4,959,000)

Cash and cash equivalents, beginning	4,464,000	8,492,000

Cash and cash equivalents, ending	$2,526,000	$3,533,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,000	$28,000

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

Nature of Operations Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores within the United States. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

Reserve Apparel, formed in November 2005, designed, purchased or contracted for the manufacture of, marketed and distributed branded golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box, high sales volume retail stores. Since September 2006 Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Top-Flite® branded golf apparel was distributed per the terms of a license agreement with Callaway. We discontinued marketing Top-Flite® Branded apparel in November 2007, and in March 2008 the license agreement was amended to remove the Top-Flite® brand, effective January 1, 2008.

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

Reclassification Certain prior period amounts have been reclassified to conform to the March 31, 2008, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

Stock-Based Compensation In January 2008, we adopted a new stock option plan, entitled the Sport-Haley 2008 Stock Option Plan (the “2008 Plan”), which was approved by our shareholders at our annual meeting that was held on February 21, 2008, and continued on

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 25, 2008. Under the 2008 Plan, the Compensation Committee of the Company’s Board of Directors is authorized to grant up to 50,000 non-qualified stock options and up to 150,000 incentive stock options. No options or other awards have been granted under the 2008 Plan.

Our former Stock Option Plan (the “Former Plan”) expired by its terms on February 28, 2003. Option agreements that were issued in accordance with the Former Plan prior to February 28, 2003, generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At March 31, 2008, there were outstanding options to purchase 586,000 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between August 2008 and January 2013. All outstanding options are fully vested. No options were exercised during the three months ended March 31, 2008, and no options expired. During the nine months ended March 31, 2008, no options were exercised and 7,500 options expired.

Recent Pronouncements  In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FASB Statement No. 133 (“SFAS 131”), “Accounting for Derivative Instruments and Hedging Activities,” establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 131 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and, (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption encouraged. SFAS 161 further encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not anticipate early adoption, and our adoption of SFAS 161 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2             INVENTORIES

	March 31,	June 30,
	2008	2007
Inventories consisted of the following:
Component	$281,000	$283,000
Finished goods	6,515,000	5,531,000

	$6,796,000	$5,814,000

Included in finished goods inventories are allowances for write-downs of $178,000 and $236,000 as of March 31, 2008, and June 30, 2007, respectively.

NOTE 3             LINE OF CREDIT AGREEMENT

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2008, provides for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. At March 31, 2008, and June 30, 2007, respectively, balances due on the line of credit were $500,000 and $0, respectively.

Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At March 31, 2008, and June 30, 2007, we had outstanding letters of credit totaling $312,000 and $2,173,000, respectively.

NOTE 4             COMMITMENTS AND CONTINGENCIES

Our license agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel and previously also required us to pay royalties based upon sales of Top-Flite® branded apparel. We record royalties as other operating costs in the periods when such sales are recognized. Terms of the license agreement provide for minimum royalties on a calendar year basis. Royalties are payable to Callaway on a quarterly basis.

Because sales of Top-Flite® branded apparel were insufficient to meet the contractual minimum royalty requirement for calendar 2007, we accrued a contingent liability of $178,000 at June 30, 2007, and we accrued an additional contingent liability of $2,000 at December 31, 2007. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. Therefore, in March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties and recorded miscellaneous income of $178,000.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales of Ben Hogan® fashion apparel for the three months ended March 31, 2008, were insufficient to satisfy one-fourth of the 2008 calendar year minimum royalties due under the license agreement. Thus, at March 31, 2008, we recorded a contingent liability of $38,000 with regard to minimum royalties due for Ben Hogan® fashion apparel.

NOTE 5             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2008
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(80,000)	2,284,000	$(0.04)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(80,000)	2,284,000	$(0.04)

	Three Months ended March 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(218,000)	2,490,000	$(0.09)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(218,000)	2,490,000	$(0.09)

	Nine Months ended March 31, 2008
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(683,000)	2,284,000	$(0.30)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(683,000)	2,284,000	$(0.30)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months ended March 31, 2007
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share
Loss Per Common Share

Basic loss per share	$(836,000)	2,678,000	$(0.31)
Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(836,000)	2,678,000	$(0.31)

[A] Due to the Company’s net losses, all options were anti-dilutive and therefore excluded from the loss per share calculations.

NOTE 6             SEGMENT INFORMATION

The consolidated Company has two operating segments which consist of designing, purchasing or contracting for the manufacture of and wholesale sales of women’s and men’s (1) fashion golf apparel and outerwear and (2) branded golf apparel, which we discontinued marketing as of November 2007. SPORT HALEY® and Ben Hogan® fashion golf apparel and outerwear collections are primarily marketed by Sport Haley in the premium and mid-priced markets through a network of independent wholesale sales representatives and distributors to golf professional shops, country clubs, resorts and exclusive department stores within the United States. Top-Flite® men’s branded apparel was marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores within the United States. Ben Hogan® fashion apparel and Top-Flite® branded apparel have been distributed pursuant to a license agreement with Callaway.

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed Top-Flite® apparel to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007.

At June 30, 2007, we recorded a contingent liability of $178,000, and at December 31, 2007, we recorded an additional contingent liability of $2,000, with regard to minimum royalties due for calendar year 2007 in accordance with our license agreement for Top-Flite® branded apparel. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flite® apparel were extinguished and forgiven. Therefore, in March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties and recorded miscellaneous income of $178,000.

Condensed consolidated balance sheets information and condensed consolidated statements of operations information for each of our segments are presented in the tables below.

Condensed Consolidated Balance Sheets Segment Information as of March 31, 2008, and June 30, 2007:

	March 31, 2008
	Fashion	Branded
	Apparel	Apparel	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Assets:
Cash and cash equivalents	$2,488,000	$38,000	$2,526,000
Accounts receivable, net of allowances	2,481,000	396,000	2,877,000
Inventories	6,793,000	3,000	6,796,000
Prepaid expenses and other	192,000	—	192,000
Property and equipment, net	249,000	—	249,000
Other assets	3,000	—	3,000
Total Assets	$12,206,000	$437,000	$12,643,000
Liabilities:
Notes payable	$500,000	—	$500,000
Accounts payable	532,000	237,000	769,000
Accrued royalties payable	141,000	—	141,000
Accrued commissions payable	199,000	—	199,000
Accrued payroll	113,000	—	113,000
Other	184,000	—	184,000
Minimum royalties payable	38,000	—	38,000
Total Liabilities	1,707,000	237,000	1,944,000
Total Equity	10,499,000	200,000	10,699,000
Total Liabilities and Equity	$12,206,000	$437,000	$12,643,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2007
	Fashion	Branded
	Apparel	Apparel	Total
Assets:
Cash and cash equivalents	$4,354,000	$110,000	$4,464,000
Accounts receivable, net of allowances	2,716,000	353,000	3,066,000
Inventories	5,814,000	—	5,814,000
Prepaid expenses and other	198,000	4,000	203,000
Property and equipment, net	399,000	—	399,000
Other assets	3,000	—	3,000
Total Assets	$13,482,000	$467,000	$13,949,000
Liabilities:
Accounts payable	$1,329,000	$237,000	$1,566,000
Accrued royalties payable	181,000	—	181,000
Accrued commissions payable	214,000	—	214,000
Accrued payroll	249,000	—	249,000
Other	179,000	—	179,000
Minimum royalties payable	—	178,000	178,000
Total Liabilities	2,152,000	415,000	2,567,000
Total Equity	11,330,000	52,000	11,382,000
Total Liabilities and Equity	$13,482,000	$467,000	$13,949,000

Condensed Consolidated Statements of Operation Segment Information for the Three Months Ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Fashion	Branded
	Apparel	Apparel	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,740,000	$11,000	$4,751,000
Cost of goods sold	2,923,000	17,000	2,940,000
Impairments	5,000	—	5,000
Total cost of goods sold	2,928,000	17,000	2,945,000
Gross profit	1,812,000	(6,000)	1,806,000
Selling, general and administrative expenses	1,897,000	4,000	1,901,000
Royalty expense	181,000	(2,000)	179,000
Total other operating costs	2,078,000	2,000	2,080,000
Loss from operations	(266,000)	(8,000)	(274,000)
Other income, net	18,000	178,000	196,000
Provision for income taxes	(2,000)	—	(2,000)
Net income (loss)	$(250,000)	$170,000	$(80,000)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2007
	Fashion	Branded
	Apparel	Apparel	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,273,000	$—	$5,273,000
Cost of goods sold	3,404,000	—	3,404,000
Impairments	4,000	—	4,000
Total cost of goods sold	3,408,000	—	3,408,000
Gross profit	1,865,000	—	1,865,000
Selling, general and administrative expenses	1,852,000	95,000	1,947,000
Royalty expense	196,000	—	196,000
Total other operating costs	2,048,000	95,000	2,143,000
Loss from operations	(183,000)	(95,000)	(278,000)
Other income, net	65,000	6,000	71,000
Provision for income taxes	(4,000)	(7,000)	(11,000)
Net loss	$(122,000)	$(96,000)	$(218,000)

Condensed Consolidated Statements of Operation Segment Information for the Nine Months Ended March 31, 2008 and 2007:

	Nine Months Ended March 31, 2008
	Fashion	Branded
	Apparel	Apparel	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$12,532,000	$158,000	$12,690,000
Cost of goods sold	7,604,000	138,000	7,742,000
Impairments	159,000	20,000	179,000
Total cost of goods sold	7,863,000	158,000	7,921,000
Gross profit	4,769,000	—	4,769,000
Selling, general and administrative expenses	5,140,000	132,000	5,272,000
Royalty expense	438,000	9,000	447,000
Total other operating costs	5,578,000	141,000	5,719,000
Loss from operations	(809,000)	(141,000)	(950,000)
Other income, net	96,000	180,000	276,000
Provision for income taxes	(2,000)	(7,000)	(9,000)
Net income (loss)	$(705,000)	$32,000	$(683,000)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31, 2007
	Fashion	Branded
	Apparel	Apparel	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$12,951,000	$1,185,000	$14,136,000
Cost of goods sold	8,203,000	885,000	9,088,000
Impairments	126,000	—	126,000
Total cost of goods sold	8,329,000	885,000	9,214,000
Gross profit	4,622,000	300,000	4,922,000
Selling, general and administrative expenses	5,058,000	301,000	5,359,000
Royalty expense	494,000	64,000	558,000
Total other operating costs	5,552,000	365,000	5,917,000
Loss from operations	(930,000)	(65,000)	(995,000)
Other income, net	185,000	48,000	233,000
Minority interest in subsidiary net income	—	(46,000)	(46,000)
Provision for income taxes	(21,000)	(7,000)	(28,000)
Net loss	$(766,000)	$(70,000)	$(836,000)

Financial information about geographic areas Currently, our revenues, from either operating segment derived from sales to customers outside the United States are immaterial.

NOTE 7             LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief. The Court approved the Defendants’ motion to continue the trial date, originally scheduled for May 2008, and rescheduled the trial to commence on September 23, 2008. Based upon information that is currently available, we cannot determine whether the decision or settlement of this lawsuit will materially affect our financial position or the results of our operations.

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

Top-Flite® branded golf apparel was designed for distribution to large retail stores in the low-price markets pursuant to our license agreement with Callaway. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-priced markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel may be designed for four or more shorter selling periods each year. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006. However, in late September 2006, Reserve Apparel was notified that Wal-Mart had chosen to develop a line of golf apparel under a private label rather than to continue purchasing Top-Flite® branded apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed the Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. While we expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

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

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Excess fashion apparel inventories, consisting of discontinued or aging merchandise, are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market excess fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of excess inventories. We perform analyses on a quarterly basis to identify unsold excess inventories and adjust our reserves for inventory obsolescence to reduce the carrying value of excess inventories to their estimated net realizable value, which is estimated based on management’s disposition plans and historical experiences. Because branded apparel is generally produced in quantities to fulfill specific customer orders, branded apparel inventories are generally not prone to impairment unless a customer cancels an order after production has begun and an alternative customer cannot be located to purchase the merchandise at a price in excess of its cost.

We recorded impairments of $5,000 and $159,000 with regard to fashion apparel inventories for the three-month and nine-month periods ended March 31, 2008, respectively. Comparatively, we recorded impairments of $4,000 and $126,000 with regard to fashion apparel inventories for the three-month and nine-month periods ended March 31, 2007, respectively. We recorded impairments of $0 and $20,000 with regard to branded apparel for the three months and nine months ended March 31, 2008, respectively, due to a customer’s cancellation of a replenishment order. Comparatively, we did not record an impairment with regard to branded apparel inventories during the three months or nine months ended March 31, 2007.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at March 31, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to sustained profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At March 31, 2008, our allowance for doubtful accounts totaled $216,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At March 31, 2008, our allowance for sales returns was $139,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and the balance sheet amounts as of March 31, 2008, may be more meaningful when compared with the amounts as of March 31, 2007, rather than with the amounts at June 30, 2007.

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

Our net accounts receivable decreased by $189,000, or 6%, to $2,877,000 at March 31, 2008, from $3,066,000 at June 30, 2007. When compared with the March 31, 2007, balance, our net accounts receivable balance at March 31, 2008, decreased by $961,000, or 25%, from $3,838,000, while net sales for the comparable periods decreased by 10%, from $5,273,000 for the three months ended March 31, 2007, to $4,751,000 for the three months ended March 31, 2008. We attribute the balance of the decrease between the March 31 balances to our concerted efforts to further shorten our accounts receivable collection cycles. For the nine-month periods ended March 31, 2008 and 2007, changes in our accounts receivable balances and related allowances provided operating cash of $189,000 and $112,000, respectively.

Our fashion apparel inventories increased by $979,000, or 17%, from $5,814,000 at June 30, 2007, to $6,793,000 at March 31, 2007. Our fashion apparel inventories generally increase during our fiscal quarter ended March 31 each year when compared with the June 30 balance in the prior fiscal year. We generally receive a substantial amount of fashion apparel inventories at or near the end of our March 31 fiscal quarter each year in order to fulfill customer orders for the fall/holiday season that we begin shipping in early May each year. When compared with the balance of $5,400,000 at March 31, 2007, our inventories at March 31, 2008, increased by $1,396,000, or 26%, primarily due to increases in advance orders for our SPORT HALEY® women’s fashion apparel between the respective spring selling seasons and lower than expected orders for our Ben Hogan® men’s fashion apparel for the spring 2008 and fall 2007 selling seasons. We expect to sell a large portion of our excess fall 2007 Ben Hogan® fashion apparel inventories at a warehouse sale that we are conducting during the month of May 2008 at our distribution facility. We anticipate that we will sell our excess Ben Hogan® inventories at prices at least equal to cost at either our warehouse sale or to alternative markets and have valued those inventories accordingly at March 31, 2008. Our branded apparel inventories increased by $3,000, or 100%, from $0 at June 30, 2007, to $3,000 at March 31, 2008. Branded apparel inventories were $0 at March 31, 2007. Our finished goods inventories also may fluctuate from period to period due to the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished goods at March 31, 2008, June 30, 2007, and March 31, 2007, totaled approximately $692,000, $1,255,000 and $1,168,000 respectively. Changes in our inventory balances used operating cash of $982,000 and $625,000 for the nine-month periods ended March 31, 2008 and 2007, respectively.

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

Accounts payable and accrued liabilities decreased by $983,000, or 41%, at March 31, 2008, to $1,406,000 from $2,389,000 at June 30, 2007. Accounts payable and accrued liabilities decreased by $408,000, or 22%, from $1,814,000 at March 31, 2007. The decrease of $408,000 when comparing the balance at March 31, 2008, with the balance at March 31, 2007, was comprised of changes in various liability categories. Our accounts payable with regard to fashion apparel were $532,000 at March 31,

2008, a decrease of $246,000, or 32%, when compared with accounts payable of $778,000 at March 31, 2007. The $246,000 decrease was primarily attributable to the decrease in pending ocean deliveries of finished goods discussed above. Our accrued payroll expenses were $113,000 at March 31, 2008, a decrease of $140,000, or 55%, from accrued payroll expenses of $253,000 at March 31, 2007. Included in accrued payroll expenses at March 31, 2007, was the balance of $162,000 in severance and other compensation payable to our former chief executive officer. Comparatively, at March 31, 2008, accrued payroll expenses included the balance of $0 in severance and other compensation payable to our former chief executive officer and the balance of $46,000 in severance and other compensation payable to one of our former regional sales managers.

Commitments and contingencies decreased by $140,000, or 79%, at March 31, 2008, to $38,000 from $178,000 at June 31, 2007. We had no commitments and contingencies recorded at March 31, 2007. At June 30, 2007, we recorded a contingent liability of $178,000, and at December 31, 2007, we recorded an additional contingent liability of $2,000, with regard to minimum royalties due for calendar year 2007 in accordance with our license agreement for Top-Flite® branded apparel. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. In March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties and recorded miscellaneous income of $178,000 and we recorded a contingent liability of $38,000 with regard to calendar year 2008 minimum royalties due as of March 31, 2008, in accordance with our license agreement for Ben Hogan® fashion apparel.

Due to the combination of the factors discussed above, and others, during the nine-month period ended March 31, 2008, our operating activities used cash of $2,431,000. Comparatively, during the nine months ended March 31, 2007, our operating activities used cash of $2,213,000.

For the nine months ended March 31, 2008, investing activities used cash of $7,000. Comparatively, for the nine months ended March 31, 2007, investing activities used cash of $414,000. As previously reported, on September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% ownership interest in Reserve Apparel for a lump sum cash payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. During the nine months ended March 31, 2008 and 2007, we expended $7,000 and $39,000, respectively, for the purchase of property and equipment, and $157,000 and $202,000, respectively, in depreciation and amortization was charged to current operations.

We maintain a revolving line of credit agreement with a commercial bank. The revolving line of credit agreement, renewed by amendment through December 5, 2008, provides for an amended maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Borrowings under the amended line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. Prior to its most recent amendment, the revolving line of credit agreement provided for a maximum loan amount of $3,000,000 and interest accrued on borrowings at the bank’s prime rate. Balances due on the line of credit were $500,000 and $0 at March 31, 2008 or 2007, respectively. During the nine months ended March 31, 2008, we borrowed $1,850,000 under the letter of credit agreement to fund temporary working capital needs, and our repayments during the nine-month period totaled $1,350,000. We had no borrowings or repayments under the line of credit during the nine months ended March 31, 2007. At March 31, 2008 and 2007, we had $312,000 and $810,000, respectively, in outstanding letters of credit that were issued to foreign suppliers in accordance with finished goods inventory purchase commitments. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement.

For the nine months ended March 31, 2008, financing activities provided cash of $500,000. Comparatively, for the nine months ended March 31, 2007, financing activities used cash of $2,332,000. As previously reported, we commenced a modified “Dutch Auction” tender offer to purchase shares of our common stock on January 3, 2007. On February 8, 2007, we transferred $2,332,000 to fund the purchase of 485,762 shares of our common stock at a price of $4.80 per share. Since the completion of the tender offer, we have had 2,284,490 shares of common stock outstanding.

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

Net sales of fashion apparel for the three months ended March 31, 2008, were $4,740,000, a decrease of $533,000, or 10%, from net fashion apparel sales of $5,273,000 for the comparable three-month period in the prior fiscal year. Net sales of fashion apparel for the nine months ended March 31, 2008, were $12,532,000, a decrease of $419,000, or 3%, from net fashion apparel sales of $12,951,000 for the comparable nine-month period in the prior fiscal year. The decreases in sales of fashion apparel for the three and nine-month periods were primarily comprised of increases in sales of SPORT HALEY® fashion apparel that were more than offset with decreases in sales of Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $2,196,000 and $5,945,000 for the three and nine months ended March 31, 2008, respectively, increases of $350,000, or 19%, and $920,000, or 18%, from net sales of $1,846,000 and $5,025,000 for the three and nine months ended March 31, 2007, respectively. Net sales of our Ben Hogan® fashion apparel collections were $2,397,000 and $6,185,000 for the three and nine months ended March 31, 2008, respectively, decreases of $872,000, or 27%, and $1,307,000, or 17%, from net sales of $3,269,000 and $7,492,000 for the three and nine months ended March 31, 2007, respectively. The remainder of our fashion apparel net sales was comprised of embroidery and shipping revenues. Markets for women’s fashion golf apparel appear to have somewhat flattened out, because we are now experiencing slight percentage decreases in advance orders for the SPORT HALEY® women’s collections with respect to our fall 2008 selling season. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business. We attribute the decrease in Ben Hogan® fashion apparel sales primarily to dramatic changes in the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not broadly distributed within other retail markets. However, with the introduction and favorable market acceptance of moisture-

wicking and other performance garments within golf apparel markets, country clubs and resorts have begun to carry apparel brands such as Nike and Adidas, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts. We believe that the broad penetration of Nike and Adidas into golf apparel markets has diluted the value associated with the exclusivity of brands such as our Ben Hogan® fashion apparel, at least on a temporary basis. In order to bolster future sales of Ben Hogan® fashion apparel, we have focused our marketing efforts on increasing our market presence in upscale retail stores and on penetrating further into corporate markets. However, we expect that our efforts will not generate sales within the other markets for our Ben Hogan® fashion apparel which are sufficient to offset the sales we have lost within the country club and resort market, at least over the near term, and that decreases in sales of Ben Hogan® fashion apparel will continue throughout our fall 2008 selling season.

The valuation of inventories, when the market price for such inventories is lower than cost, negatively impacts our gross profit percentage, because a reduction of inventory value causes an increase in our cost of goods sold, thereby reducing our gross profit. Our fashion apparel inventories on hand at March 31, 2008, were predominantly comprised of spring 2008 and fall 2008 SPORT HALEY® collections and fall 2007, spring 2008 and fall 2008 Ben Hogan® collections. We anticipate that we will begin shipping our fall 2008 fashion apparel inventories in May 2008. Comparatively, our fashion apparel inventories on hand at March 31, 2007, were predominantly comprised of spring 2007 and fall 2007 SPORT HALEY® and Ben Hogan® collections. We expect to sell a large portion of our excess fall 2007 Ben Hogan® fashion apparel inventories at a warehouse sale that we are conducting during the month of May 2008 at our distribution facility. We anticipate that we will sell our excess Ben Hogan® inventories at prices at least equal to cost at either our warehouse sale or to alternative markets and have valued those inventories accordingly at March 31, 2008. Gross profit with regard to our fashion apparel was negatively impacted by $5,000 and $159,000 for the three and nine months ended March 31, 2008, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. Comparatively, gross profit with regard to our fashion apparel was negatively impacted by $4,000 and $126,000 for the three and nine months ended March 31, 2007, by similar lower of cost or market adjustments.

Gross profit with regard to our fashion apparel is also affected by sales discounts offered to customers on various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. Within the past six months, we have begun selling excess Ben Hogan® fashion apparel inventories to alternative markets at higher prices than are offered in the markets we have previously utilized in order to minimize the negative impact on gross profit associated with the valuation of excess inventories. For the nine months ended March 31, 2008, we recorded net sales of $530,000 and profit of $9,000, which included net sales $143,000 and profit of $7,000 during the three months ended March 31, 2008, with regard to sales of excess inventories for SPORT HALEY® and Ben Hogan® fashion apparel collections for our fall 2007 selling season. Comparatively, for the nine months ended March 31, 2007, we recorded net sales of $543,000 and loss of $176,000, which included net sales $177,000 and loss of $33,000 during the three months ended March 31, 2007, with regard to sales of excess inventories for SPORT HALEY® and Ben Hogan® fashion apparel collections for our fall 2006 selling season.

As a percentage of net sales, gross margin of our fashion apparel, was 38% for the three months ended March 31, 2008, and 35% for the same three-month period in the prior fiscal year. Gross margin of our fashion apparel, as a percentage of net sales, was 38% for the nine-month period ended March 31, 2008, and 36% for the comparable nine-month period in the prior fiscal year. Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes our production costs plus a portion of our distribution costs, such as receiving and inspection costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Selling, general and administrative expenses with regard to fashion apparel increased by $45,000, or 2%, to $1,897,000 for the three months ended March 31, 2008, from $1,852,000 for the comparable three-month period in the prior fiscal year. Selling, general and administrative expenses with regard to fashion apparel increased by $82,000, or 2%, to $5,140,000 for the nine months ended March 31, 2008, from $5,058,000 for the comparable nine-month period in the prior fiscal year. The comparative increase for the nine-month period was in general due to our accrual of $55,000 in severance compensation due to one of our former regional sales managers. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 40% and 41%, and 35% and 39%, for the three months and nine months ended March 31, 2008 and 2007, respectively.

We recorded royalty expense of $181,000 and $196,000 for the three months ended March 31, 2008 and 2007, and $438,000 and $494,000 for the nine months ended March 31, 2008 and 2007, with regard to net sales of fashion apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. In accordance with the license agreement for Ben Hogan® fashion apparel, our royalty expense for the three months ended March 31, 2008, included an accrual of $38,000 with regard to minimum quarterly royalties due to Callaway for calendar year 2008.

Income (loss) from operations with regard to fashion apparel for the three months ended March 31, 2008, was ($266,000), a difference of ($83,000), or (45%), from ($183,000) for the comparable three-month period in the prior fiscal year. Primarily because of significant expenses associated with our annual participation in the PGA tradeshow, which is generally held at or near the end of January each year, historically, we have not generated income from fashion apparel operations during the three months ended March 31 in any given fiscal year. Income (loss) from operations with regard to fashion apparel for the nine months ended March 31, 2008, was ($809,000), an improvement of $121,000 or 13%, from ($930,000) for the comparable nine-month period in the prior fiscal year.

Branded apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel of $11,000 and $158,000 for the three months and nine months ended December 31, 2007, respectively, were comprised of shipments to a retailer for a test in 50 of its stores and the disposition of inventories related to the cancellation by that retailer of a portion of its original purchase order. Net sales of Top-Flite® branded apparel of $1,185,000 for the nine months ended March 31, 2007, were comprised of sales to Wal-Mart of $1,000,000 and sales of $185,000 to other markets with regard to the disposition of inventories related to cancellations of purchase orders by Wal-Mart. We shipped Top-Flite® branded apparel to Wal-Mart from March 2006 through August 2006, after which we were notified that Wal-Mart had chosen to develop its own private label for golf apparel and discontinue selling Top-Flite® apparel. We redesigned Top-Flite® branded apparel to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed Top-Flite® apparel to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement was amended to remove the Top-Flite® brand, effective January 1, 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally sold at much lower prices than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. Gross profit with regard to our branded apparel has generally not been affected by dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market, because we generally purchased quantities of branded apparel in amounts equal to quantities ordered by specific customers. However, since we generally purchased quantities sufficient to fulfill initial and anticipated replenishment orders, in certain instances we were left with excess branded apparel inventories when a customer canceled a replenishment order. A disposition of excess branded apparel inventories negatively impacted our gross profit percentage even when such inventories were properly valued to the lower of cost or market, because such valuation caused sales to be recorded with gross profit at or near zero. For the three months and nine months ended March 31, 2008, we recorded impairments of $0 and $20,000, respectively, with regard to the valuation of excess branded apparel inventories to the lower of cost or market. Comparatively, for the three months and nine months ended March 31, 2007, we did not record any impairments with regard to the valuation of excess branded apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our branded apparel, was (55%) and 0%, and 0% and 25%, for the three months and nine months ended March 31, 2008 and 2007, respectively.

Selling, general and administrative expenses were $4,000 and $132,000 with regard to branded apparel for the three months and nine months ended March 31, 2008, decreases of $91,000, or 96%, and $169,000, or 56%, from $95,000 and $301,000 for the three months and nine months ended March 31, 2007, respectively. The decreases primarily related to differences between the comparable periods in allocated management and personnel costs, which totaled $0 in the three months ended March 31, 2008 versus $65,000 in the three months ended March 31, 2007, and $77,000 in the nine-month period ended March 31, 2008, versus $257,000 in the nine-month period ended March 31, 2007. The decrease in allocated management costs related to changes in the ownership of Reserve Apparel and the loss of the Wal-Mart account. Prior to our purchase of the minority interest in Reserve Apparel from Explorer Gear in September 2006, allocated management costs included a portion of Sport Haley’s costs with regard to managing Reserve Apparel and certain reimbursable expenses incurred by Explorer Gear on behalf of Reserve Apparel. Because Wal-Mart ceased purchasing Top-Flite® branded apparel from us shortly after we purchased the minority interest, the business operations of Reserve Apparel were significantly reduced and we discontinued our allocation of Sport Haley management costs to Reserve Apparel, effective October 1, 2006. From October 1, 2006, through October 31, 2007, personnel costs allocated to our branded apparel operations consisted of salaries and benefits paid to an executive Sport Haley hired in November 2006 primarily to market Top-Flite® apparel on behalf of Reserve Apparel. We stopped allocating personnel costs to Reserve Apparel in November 2007, when we discontinued marketing Top-Flite® branded apparel altogether. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 84% and 25% for the nine months ended March 31, 2008 and 2007, respectively.

We recorded royalty expense of ($2,000) and $0 for the three months ended March 31, 2008 and 2007, and $9,000 and $64,000 for the nine months ended March 31, 2008 and 2007, with respect to net sales of branded apparel, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. At June 30, 2007, we recorded a contingent liability of $178,000, and at December 31, 2007, we recorded an additional contingent liability of $2,000, with regard to minimum royalties due for calendar year 2007 in accordance with our license agreement for Top-Flite® branded apparel. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. Therefore, in March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties and recorded miscellaneous income of $178,000.

Income (loss) from operations with regard to branded apparel for the three months ended March 31, 2008, was ($8,000), an improvement of $87,000, or 92%, from ($95,000) for the comparable three-month period in the prior fiscal year. Income (loss) from operations with regard to branded apparel for the nine months ended March 31, 2008, was ($141,000), a difference of ($76,000) or (117%), from ($65,000) for the comparable nine-month period in the prior fiscal year.

Other income

Other income, net, was $196,000 for the three months ended March 31, 2008, an increase of $125,000, or 176%, from $71,000 for the comparable three-month period in the prior fiscal year. Other income, net, was $276,000 for the nine months ended March 31, 2008, an increase of $43,000, or 36%, from $233,000 for the comparable nine-month period in the prior fiscal year. Other income, net for the three months and nine months ended March 31, 2008, primarily consisted of miscellaneous income of $178,000 with regard to the extinguishment and forgiveness of minimum royalties related to the removal of the Top-Flite® brand from our license agreement with Callaway and from interest earned on cash and cash equivalent balances held at various financial institutions. The increases were partially offset by lower rates of interest earned on lower balances of cash and cash equivalents during the respective periods. In February 2007, we expended $2,332,000 to repurchase shares of our common stock, thereby substantially reducing our cash and cash equivalents.

Net income (loss)

Net loss for the three months ended March 31, 2008, was ($80,000), an improvement of $138,000, or 63%, as compared with the net loss of ($218,000) for the comparable three-month period in the prior fiscal year. Net loss for the nine months ended March 31, 2008, was ($683,000), an improvement of $153,000, or 18%, as compared with the net loss of ($836,000) for the comparable nine-month period in the prior fiscal year. We had federal and state net operating loss carry forwards of approximately $7.5 million and $9.7 million at March 31, 2008, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at March 31, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including finding additional markets for our SPORT HALEY® and Ben Hogan® fashion apparel brands, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective nine-month period ended March 31, 2008.

Earnings (loss) per share

Basic and diluted earnings (loss) per common share were ($0.09) and ($0.07) for the three-month periods ended March 31, 2008 and 2007, respectively. Basic and diluted earnings (loss) per common share were ($0.31) and ($0.23) for the nine-month periods ended March 31, 2008 and 2007, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.68 at March 31, 2008, $4.98 at June 30, 2007 and $5.19 at March 31, 2007.

SPORT-HALEY, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with regard to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities. Our market risk has not changed significantly from December 31, 2007.

Interest Rate Risk

We maintain a revolving line of credit agreement with a commercial bank that provides for interest at the bank’s prime rate. The agreement provides for a maximum loan amount of $2,000,000 collateralized by a certificate of deposit held at the commercial bank in the amount of $2,000,000, which earns a market rate of interest. Borrowings under the line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. We generally maintain the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers, and, if necessary, to fund any temporary working capital needs. We had $500,000 outstanding in net borrowings under the line of credit at March 31, 2008. Increases in the one-month LIBOR rate could increase the interest expense with respect to borrowings under the line of credit. Outstanding letters of credit reduce the amount available for borrowing under the line of credit. We had outstanding letters of credit totaling $312,000 at March 31, 2008. We do not use derivative financial instruments to manage interest rate risk.

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

(b)   Changes in Internal Controls

During our third quarter of fiscal 2008, we did not institute any significant changes in internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

In March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,000 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $177,000 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment. Plaintiffs seek repayment of the $291,000 and $177,000 amounts and other relief. The Court approved the Defendants’ motion to continue the trial date, originally scheduled for May 2008, and rescheduled the trial to commence on September 23, 2008.

ITEM 1A    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2007.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport Haley held its annual meeting of shareholders on February 21, 2008. The meeting was continued on February 25, 2008. The following matters were considered and approved by the shareholders:

(a)   To elect five directors to hold office for one-year terms or until their successors are elected and qualified:

		Votes
	Votes	Against	Total
	For	or Withheld	Voted

Ronald J. Norick	1,429,278	766,035	2,195,313
James R. TenBrook	1,429,278	766,035	2,195,313
Mark J. Stevenson	1,429,278	766,035	2,195,313
William O. Johnstone	1,435,178	760,135	2,195,313
Donald W. Jewell	1,435,178	760,135	2,195,313

(b)   To ratify appointment of Gordon Hughes & Banks LLP as the independent registered public accountants for Sport Haley:

Votes For	2,165,392
Votes Against	24,049
Votes Abstaining	5,872
Total Voted	2,195,313

(d)   To approve the Sport-Haley, Inc. 2008 Stock Option Plan:

Votes For	966,035
Votes Against	499,896
Votes Abstaining	500
Non-Voted	728,882

(d)   To authorize to vote upon such other business as may properly come before the meeting or any adjournment or postponement thereof:

Votes For	442,622
Votes Against	474,964
Votes Abstaining	548,845
Non-Voted	728,882

ITEM 5       OTHER INFORMATION

(a)   On February 21, 2008, our Board of Directors approved an amendment to our 2008 Stock Option Plan (the “2008 Plan”), amending the number of options to purchase common stock authorized under the 2008 Plan as follows: 50,000 non-qualified options and 150,000 incentive options. A copy of the 2008 Plan, as amended, is attached as Exhibit 10.1.

(b)   We have made no material changes to the procedures by which our common shareholders may recommend nominees to the Nominating Committee of our Board of Directors.

ITEM 6       EXHIBITS

Exhibit 10.1	Sport-Haley, Inc. 2008 Stock Option Plan

Exhibit 31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)

Exhibit 31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)

Exhibit 32.1	Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SPORT-HALEY, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	May 15, 2008	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)