Form 10-K
period 2008-06-30
SPORT HALEY INC
filed 2008-10-14
CIK 892653

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number:  0-51715

SPORT-HALEY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1111669
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4600 East 48th Avenue
Denver, Colorado	80216-3215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 320-8800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	NASDAQ Capital MarketSM

Securities registered pursuant to section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

As of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 1,896,373 shares of Common Stock (the Registrant’s only common equity) held by non-affiliates was $3,963,000 based on the closing sale price of the Registrant’s Common Stock on the NASDAQ Global MarketSM on such date. For purposes of the foregoing calculation only, each of the Registrant’s officers and directors is deemed to be an affiliate. This determination of affiliate status is not a conclusive determination for other purposes.

There were 2,284,490 shares of the Registrant’s Common Stock outstanding at the close of business on October 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1.  BUSINESS

General

Sport-Haley, Inc. (“Sport Haley”) consolidates the operations of Sport-Haley with Reserve Apparel Group LLC (“Reserve Apparel”) for financial reporting purposes. Collectively throughout this report, Sport Haley and Reserve Apparel may be referred to as the “Company,” “we,” “us” or “our.”

Sport Haley designs, purchases, contracts for the manufacture of, markets and distributes men’s and women’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-price markets, through a network of independent sales representatives and distributors, to golf professional shops, country clubs, resorts and exclusive department stores throughout the United States. Sport Haley distributes Ben Hogan® apparel pursuant to a license agreement with Callaway Golf Company (“Callaway”). We have focused on expanding brand recognition and appeal for our SPORT HALEY® and Ben Hogan® fashion apparel labels by continually improving the styling, sourcing and fabrications of the garments in order to continue to offer our customers high-quality garments at competitive prices. Other services that we offer include optional custom embroidering of our fashion apparel with a personalized club, resort or corporate logo. Sport Haley was incorporated in Colorado in January 1991. The principal executive offices are located at 4600 East 48th Avenue, Denver, Colorado 80216-3215, and the main telephone number is (303) 320-8800.

Reserve Apparel, formed in November 2005, designed, purchased, contracted for the manufacture of, marketed and distributed branded golf apparel and outerwear under the Top-Flite® label. Since September 21, 2006, Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Prior to September 21, 2006, Sport Haley owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. Reserve Apparel distributed Top-Flite® apparel pursuant to a license agreement with Callaway, which was amended in March 2008 to remove the Top-Flite® brand from the agreement, effective January 1, 2008.

Products and Product Design

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® fashion apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel is manufactured using a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® brand has been highly recognized within the premium and mid-priced fashion golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair has provided direction for the SPORT HALEY® brand for over 16 years. Ms. Blair is keenly aware of fashion trends within the women’s golf apparel market and has maintained appeal for our SPORT HALEY® fashion apparel collections by including moisture wicking technical performance fabrics, such as Aerocool® and Dry-Tech® 18, and several leading edge, younger looking, athletic style garments, while maintaining the time-honored elegance of the SPORT HALEY® brand. Certain of our premium priced SPORT HALEY® garments are trimmed with Swarovski® Austrian cut crystals, the unique and patented cutting process which produces ultimate brilliance, and come with a “Made with Crystallized Swarovski® Elements” hangtag for authenticity. The technical performance fabrics, athletic style garments and Swarovski® trims have all been well received by our customers.

The following table presents the suggested retail price ranges for various SPORT HALEY® fashion apparel items:

SPORT HALEY®	Suggested Retail
Women’s Apparel	Price Range
Tops	$ 36 – $ 84
Shorts, skirts and skorts	$ 58 – $ 84
Pants	$ 52 – $ 84
Sweaters	$ 84 – $ 172
Outerwear	$ 84 – $ 148
Accessories	$ 9 – $ 52

Ben Hogan® men’s fashion apparel is designed utilizing elegant time-honored classic styles intended to garner nearly instantaneous brand recognition. The Ben Hogan® label has been highly recognized within the golf apparel industry for the past seven years for continually providing elegant men’s fashion golf apparel of impeccable quality in keeping with the image of Mr. Hogan. Since its introduction in 2002, Ben Hogan® fashion apparel has been designed and sourced by Donald W. Jewell, who also serves as our Chief Executive Officer and President. While each product in the Ben Hogan® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. Ben Hogan® apparel is manufactured using a variety of fabrics, including wool, silk, cashmere and moisture wicking cotton, and weave patterns, including pique, jersey and twill, and most pieces feature a unique trim, a special fabric finish or extra needlework. Ben Hogan® men’s apparel is marketed in the premium-price markets to elite golf professional shops, upscale resorts and exclusive department stores.

The following table presents the suggested retail price ranges for various Ben Hogan® fashion apparel items:

Ben Hogan®	Suggested Retail
Men’s Apparel	Price Range
Shirts	$ 70 – $ 98
Shorts	$ 72 – $ 98
Pants	$ 94 – $ 134
Sweaters	$ 78 – $ 238
Outerwear	$ 80 – $ 374
Accessories	$ 28

We closely coordinate the designing functions with our sales and production operations. The process for our design function for each collection of garments is a continual cycle of selecting fabric and weave patterns, coloring, styling, and sewing techniques, which includes supervising the production of prototype garments. We primarily utilize in-house designers to develop our apparel collections. Our design staff is responsible for negotiating prices and minimum quantities with suppliers, arranging for pattern and sample manufacturing, and coordinating finished goods delivery schedules with production personnel. The design staff also supervises the quality controls for inspection of fabric samples, as well as the testing of fabric samples for die lots, shrinkage and colorfastness. Key persons within our design and production staffs periodically visit the international factories of certain of our suppliers that produce SPORT HALEY® and Ben Hogan® fashion apparel in order to maintain the close business relationships that have been established over several years and to assure that quality expectation standards and production schedules are met or exceeded.

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

Top-Flite® branded golf apparel was designed for distribution to large retail stores in the low-price markets.

Branded apparel is usually produced in mass quantities and utilizes much simpler designs and is of much lesser quality than our fashion apparel garments, which are sold in the premium and mid-priced markets. While fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel is generally designed for four or more shorter selling periods each year. Most of our Top-Flite® garments were designed utilizing basic performance fabrics made from polyester or other man-made materials or from blends of natural and man-made materials. We discontinued marketing Top-Flite® branded apparel in November 2007.

License Agreement

In May 2001, we entered into a license agreement with Spalding Sports Worldwide, Inc. (“Spalding”) that granted us the right to market men’s premium golf apparel under the Ben Hogan® brand name. In July 2002, the license agreement was amended to expand the applicable territory covered by the agreement to include the United Kingdom, Sweden, Mexico and various Caribbean countries. The original license agreement had previously granted us the right to market Ben Hogan® apparel within the United States. In May 2003, Spalding changed its corporate name to The Top-Flite Golf Company, Inc. (“Top-Flite Golf”). In June 2003, the license agreement was amended to reflect Spalding’s name change to Top-Flite Golf and to grant us an additional license to market a full line of golf apparel bearing the Top-Flite® brand name in the United States and its territories, Mexico, Aruba, the Cayman Islands, Jamaica, the Dominican Republic, the Bahamas and the British Virgin Islands. In September 2003, Callaway purchased substantially all of the assets of Top-Flite Golf including the Ben Hogan® and Top-Flite® brand names licensed to us. Our license agreement with Callaway requires us to pay royalties on sales of Ben Hogan® fashion apparel and Top-Flite® branded apparel and to meet certain minimum annual sales and royalties on a calendar year basis. Our sales of Top-Flite® branded apparel were insufficient to meet either the minimum sales or royalty requirements for calendar year 2007 under the license agreement. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby the unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. In May 2008, we entered into a new agreement with Callaway, whereby we continue to be licensed to market and sell golf apparel bearing the Ben Hogan® label. The new license agreement expanded the applicable territory to include Canada and the European Union and extended the term until December 2013. Our sales of Ben Hogan® fashion apparel will be insufficient to meet either the minimum sales or royalty requirements for calendar year 2008 under the new license agreement. While we believe that we maintain a satisfactory relationship with Callaway, we have not reached an understanding with Callaway and can currently give no assurance that Callaway will not take the position that the new license agreement is subject to termination, due to our expected inability to meet the minimum sales and royalty requirements for calendar year 2008 with respect to Ben Hogan® fashion apparel.

Sales and Marketing

Company Sales Overview

In fiscal 2008, 48% of our net sales were comprised of Ben Hogan® fashion apparel, SPORT HALEY® fashion apparel garments and accessories accounted for 48% of our net sales and 1% of our net sales were comprised of Top-Flite® branded apparel. Embroidery and shipping revenues comprised 3% of our net sales in fiscal 2008. No single customer accounted for 5% or more of our fiscal 2008 net sales, except that sales to a major retail discount store, comprised of discontinued Ben Hogan® and SPORT HALEY® apparel from prior seasons, accounted for 6% of our net sales.

For more information about our reportable segments, see Note 13 to our Financial Statements that is filed under Part IV, Item 15(a)(1) of this report.

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

Domestic sales of SPORT HALEY® and Ben Hogan® fashion golf apparel are solicited primarily through a network of approximately 30 independent wholesale sales representatives who sell the apparel in all 50 of the United States, on a commission basis, mainly to golf professional shops at country clubs and resorts. Most of our independent sales representatives market both our SPORT HALEY® and Ben Hogan® fashion apparel lines. The independent representatives, many of whom may also market other golf-related items for other companies, are responsible for generating new business and serving customers within specific geographic territories. We maintain buying programs with various entities whereby the participating golf professional shop operators may purchase apparel directly from us in accordance with specific group programs. The group programs accounted for about 29% of our gross sales in fiscal 2008. Historically, the vast majority of our sales have been to domestic customers. International sales represented less than 1% of our net sales in fiscal 2008.

Our executives support the sales activities of our independent sales representatives and distributors by supporting their participation in regional tradeshows, assigning specific customer service personnel to assist them within respective geographic regions, advancing the distribution of sample garments, providing detailed catalogs that present pricing, sizing and style options for each collection of garments, and providing access to a private electronic network designed to expedite sales order processing. Via personal computers, each sales representative has access to current and future inventory availability and may create and transmit orders from remote locations. Remote computer access enhances the representatives’ order processing speed and accuracy and reduces the risk of placing customer orders that cannot be timely delivered. The electronic network also interfaces with our comprehensive management information system that provides key sales order data to assist management with planning, production scheduling, sales trends and cost controls.

Our marketing efforts include searching for additional distribution channels to enhance the sales of SPORT HALEY® and Ben Hogan® fashion apparel within corporate and retail markets. Our Managing Director of Sales — Retail Division is responsible for identifying, opening and developing new accounts for our Ben Hogan® fashion apparel within department and specialty retail store markets. We are also searching for ways to increase our Ben Hogan® fashion apparel among the certain international territories specified within the license agreement by seeking to establish distribution agreements with individual distributors in the respective territories. However, the actual growth we have achieved within international markets has been minimal.

Information regarding our SPORT HALEY® and Ben Hogan® brands, as well as general corporate information, may be found on our respective websites. The websites were designed to individually portray the design images inherent in our SPORT HALEY® and Ben Hogan® brands. The SPORT HALEY® site, located at www.sporthaley.com, utilizes a distinctive contemporary and feminine approach. The Ben Hogan® site, located at www.benhoganapparel.com, generates a masculine sense through the use of dark rich colors. The corporate site, located at www.sporthaleyinc.com, includes a basic corporate overview and links to pertinent investor relations information. Each of the websites contains active links to one another. The SPORT HALEY® and Ben Hogan® websites each include a glimpse of current and future collection offerings, design philosophies and locator systems that can direct retail customers to establishments that sell our apparel and wholesale customers to our independent sales representative in their respective geographic area. While we have not been able to quantify the effectiveness of the locator systems, we believe that they enhance our marketing efforts by enabling the end consumer to find our product lines in their area, thereby creating “pull through” sales for our current retailers and affording new customers easy access to contact information for our independent sales representative in their respective geographic region. Near the end of fiscal 2008, we enhanced our SPORT HALEY® and Ben Hogan® websites to include online retail stores that offer limited selections of our fashion apparel to the general public at suggested retail prices. The online retail stores accounted for less that 1% of our total sales for fiscal 2008.

We introduce our distinctive SPORT HALEY® and Ben Hogan® golf apparel collections for the fall selling season at a major golf industry tradeshow that is generally held near the end of January of each year in Orlando, Florida. Because many buyers for golf resorts and professional shops attend this particular tradeshow, we usually book a number of customer orders at or immediately following the show. Retailers attending the tradeshow also provide us with direct feedback regarding apparel designs, fabrics, styles, fashion trends and other information necessary to assist management with the preparation of sales forecasts and production schedules.

In order to enhance the visibility of our SPORT HALEY® and Ben Hogan® apparel, we may from time to time establish endorsement agreements with a limited number of PGA and LPGA professionals. In accordance with an endorsement agreement, we may compensate the respective professional with apparel allowances, cash and/or other compensation. We did not have endorsement agreements with any PGA or LPGA professionals during fiscal 2008.

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

Top-Flite®

Our Top-Flite® branded apparel was marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores from November 2005 to November 2007. Product development and markets for branded apparel such as Top-Flite® garments follow production and sales cycles that differ from cycles for our SPORT HALEY® and Ben Hogan® fashion apparel brands. Branded apparel is generally developed for delivery within at least four separate periods within any given year, while SPORT HALEY® and Ben Hogan® fashion apparel collections are developed for two separate periods each year. We marketed Top-Flite® apparel pursuant to a license agreement with Callaway, which was amended in March 2008 to remove the Top-Flite® brand from the agreement, effective January 1, 2008.

Competition

The fashion golf apparel market, both domestically and internationally, is highly fragmented, and as new competitors enter the market others exit the market every year. We currently consider Ashworth, Cutter & Buck, Polo, Fairway & Greene and EP Pro as our most significant competitors in the fashion golf apparel market. Many of these same fashion golf apparel and sportswear companies are also competitors in the upscale retail and corporate markets. The intense competition throughout both the fashion golf, upscale retail and corporate apparel markets is defined primarily by brand recognition and loyalty, quality, price, styling and design, service and availability of shelf space in the fashion golf apparel and leisure wear markets. In addition to competing with fashion golf apparel manufacturers, our fashion apparel also competes with manufacturers of high quality men’s and women’s sportswear and general leisure wear such as Nike, Adidas and Under Armour, each of which has become more prominent within the fashion golf apparel market in recent years. The formidable presence of Nike, Adidas and Under Armour in the fashion golf apparel market has negatively affected sales of our Ben Hogan® fashion apparel over the last couple of years. Previously, the fashion apparel market, primarily comprised of golf professional shops, country clubs and resorts, preferred to sell quality apparel that was not broadly distributed in other retail markets. Fashion apparel brands, such as Ben Hogan®, appear to have been adversely affected by the penetration of Nike, Adidas and Under Armour, which are widely recognized brands in many other markets for sports and recreation equipment and apparel, into country club and resort markets. Furthermore, many of our fashion apparel competitors have longer operating histories, better name recognition and greater financial, marketing and other resources. Because of the intense competition in the golf apparel and leisure wear markets, we cannot be assured of obtaining additional market share or maintaining the current market share of our fashion apparel collections; and, market and general economic conditions may dictate reductions in selling prices that could result in reduced margins that may adversely impact our financial condition and the results of our operations.

The branded apparel market is also highly fragmented, and many of our competitors within the fashion apparel market also operate within the branded apparel market. It is our understanding that branded apparel may account for as much as 90% of the total golf apparel market, and our efforts to penetrate that market with the Top-Flite® brand were not successful.

Finished Goods Sourcing – Fashion Apparel

Our production personnel assist our design department with the sourcing of SPORT HALEY® and Ben Hogan® finished goods apparel, negotiating costs consistent with desired profit margins and the inspection of sample fabrics and garments prior to the commencement of actual production. Production personnel are also responsible for ensuring timely receipt of finished goods. We do not maintain any formal contractual arrangements with our suppliers, but we issue purchase orders as apparel purchases are initiated.

We contract with several outside suppliers which produce garments in accordance with our specifications regarding quality, fabrication and custom styling. Almost all of our purchases are denominated in United States dollars. We do not own or operate any domestic or foreign manufacturing facilities. While we do not maintain formal contracts with any of our suppliers, we highly value the long-term relationships that we have established with several separate suppliers. We place orders with our suppliers as needed for delivery of specific quantities within particular date ranges by utilizing relationships we have established with certain foreign agents and foreign or domestic factories. In fiscal 2008, we purchased substantially all of our SPORT HALEY® and Ben Hogan® apparel from a variety of foreign suppliers, and we purchased 60%, 11%, and 6% of our finished apparel from three separate suppliers, respectively. We maintain a close working relationship with a certain foreign person who is responsible for maintaining relationships with and monitoring the performance of certain of our foreign suppliers, including the two most significant of our foreign suppliers. If we were to lose or terminate the services of this individual or any of these significant suppliers, our short-term ability to fulfill customers’ orders of fashion apparel on a timely basis could be substantially impaired, thereby negatively affecting our financial position and the results of our operations.

We receive sales orders for our SPORT HALEY® and Ben Hogan® spring and fall collections over a period commencing when samples are first shown to customers and continuing through the respective selling seasons.

Because the apparel industry has long lead times, we must begin to schedule purchases and production of apparel collections in advance of sales order placements. Due to the time-sensitive nature of the receiving and delivery of apparel collections, management devotes considerable time and effort to the revision of sales projections, item by item within our apparel collections. Our computerized information systems provide management with key data that facilitates sales forecasting, product tracking and standard cost controls as well as providing perpetual inventory records and inventory availability.

Finished Goods Sourcing – Branded Apparel

We contracted with foreign suppliers to produce our Top-Flite® branded apparel. Branded apparel is generally sold in large quantities, and factories generally require larger minimum orders for branded apparel than the minimum orders we are able to negotiate with suppliers for our fashion apparel.

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

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. We maintain a significant amount of fashion apparel finished goods inventories to meet customers’ delivery expectations. Because of such factors as the long lead time between ordering and receiving packaged apparel from foreign vendors, receiving advance orders from and delivery of finished apparel to customers, and the considerable number of individual items that comprise fashion apparel collections within a single selling season, an excess of finished goods inventories remaining at the end of a selling season is common within the golf apparel industry. Excess and previous seasons’ fashion apparel finished goods inventory items usually must be marketed at reduced selling prices, which negatively affects gross margins. We utilize our computer systems to assist management with controlling fashion apparel inventories by providing information with regard to sales forecasting, initial and reorders of finished apparel and warehouse management. The computer system was designed to increase operating efficiencies by providing better information with regard to sales forecasting, purchasing and inventory management. In fiscal 2005, we developed a system to better estimate our anticipated future sales in order to better forecast fashion apparel inventories expected to remain at the end of a current or future distribution period. Having better information available to forecast quantities and mix of unsold inventories allows us to better estimate valuations of excess inventories expected to be on hand in a future period. Having such information also allows us to better plan marketing strategies for the sales of such inventories through existing marketing channels and to better estimate the overall recoverability of our finished goods inventories. In fiscal 2008, we developed alternative channels of distribution at higher selling prices than we had previously been able to obtain for our excess inventories. However, due to the adverse market conditions during the three most recent selling seasons, especially with respect to our Ben Hogan® fashion apparel, we had a greater amount of excess inventories on hand at June 30, 2008, as compared with such inventories at June 30, 2007. We believe that the methods we use to evaluate our fashion apparel inventories produce fair valuations of our excess inventories, but, if actual market conditions are less favorable than those we have projected, additional allowances may be required or losses on dispositions may be recorded, thereby adversely affecting our financial position and the results of our operations.

Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities equal to specific customer orders, and under normal circumstances no branded apparel inventories remain upon shipment to the customer. We had no significant branded apparel inventories on hand at June 30, 2008.

Order Placement and Backlog

Advance sales orders for the fall fashion apparel selling season are typically received by the beginning of May each year. Similarly, advance sales orders for the spring fashion apparel selling season are typically received by the beginning of November each year. Generally, we ship partial orders if they are at least 90% complete. We usually allow advance orders to be changed or canceled up to 30 days prior to the scheduled shipping date of the merchandise. Generally, we do not sell our apparel on consignment and generally do not accept returns of purchased apparel, other than apparel that is defective or damaged or which was shipped to the customer after their specified delivery date. Our operations software affords us the ability to fulfill the vast majority of customer orders within customer-specified delivery dates, thereby reducing sales returns due to refused shipments for late delivery. As a percentage of net sales, sales returns were approximately 3% in fiscals 2008, 2007 and 2006.

Historically, the backlog of orders has not materially impacted our sales with respect to cancellations and rejections of back orders. Back orders are common occurrences within the apparel industry in general. The amount of back orders outstanding at any particular time may be affected by a number of factors, including the timely receipt of first-quality products from suppliers, which can impact an apparel distributor’s ability to ship garments on time, and the timing of orders placed by customers. Accordingly, a comparison of our backlog of orders from period to period is not necessarily meaningful and may not be indicative of actual shipments during any specific period. Our backlog of unfilled customer orders was less than $100,000 at June 30, 2008, and the majority of those orders were shipped within the first month of fiscal 2009.

Payment Terms

Generally, fashion apparel sales to customers are collectible within 30 days of the sale. However, on a limited basis, we may offer discounted or extended payment terms of up to 90 days. On rare occasions, payment terms may be extended on specific sales to as much as 180 days.

Payment terms were negotiated with branded apparel customers when the order was obtained. Historically, branded apparel sales to customers were collectible within 30 to 60 days of the sale.

Trademarks

We market women’s and a limited amount of men’s fashion golf apparel under the SPORT HALEY® label. We have registered our current SPORT HALEY® trademarks with the United States Patent and Trademark Office. Certain of our former United States trademarks, which we had previously registered in a select number of international jurisdictions and were no longer being utilized, expired during 2008.

We also market men’s fashion golf apparel under the Ben Hogan® label. Callaway has registered the Ben Hogan® trademark and the distinctive signature of Mr. Hogan with the United States Patent and Trademark Office. Callaway also has the right to use the Ben Hogan® trademark outside of the United States. We are licensed by

Callaway to use the Ben Hogan® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway.

Callaway has registered the Top-Flite® trademark with the United States Patent and Trademark Office. We were licensed by Callaway to use the Top-Flite® trademark in the United States and certain other countries, subject to the terms of our license agreement with Callaway, as amended, through December 31, 2007.

Employees

At June 30, 2008, we had 64 full-time employees and two part-time employees, including 25 full-time executive and administrative employees, three full-time marketing and sales management employees, and 33 full-time and three part-time personnel in inspection, packaging, embroidering and distribution operations. The majority of our sales representatives are independent agents. None of our employees is a member of a trade union, and we consider our relations with our employees and agents to be satisfactory.

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

License Agreement

•      A substantial portion of our net sales are governed by the license agreement we maintain with Callaway. While we have historically exceeded the minimum sales requirements of the license agreement with regard to Ben Hogan® fashion apparel, we expect that sales of Ben Hogan® fashion apparel for calendar year 2008 will be insufficient to meet either the minimum sales or royalty requirements per the license agreement. While we believe that we maintain a satisfactory relationship with Callaway, we have not reached an understanding with Callaway and can currently give no assurance that Callaway will not take the position that the new license agreement is subject to termination, due to our expected inability to meet the minimum sales and royalty requirements for calendar year 2008 with respect to Ben Hogan® fashion apparel. An early termination of the license agreement, with regard to Ben Hogan® fashion apparel, would negatively impact our financial position and results of our operations.

•      A significant component of our business strategies and a large percentage of our revenues are reliant upon licensed sales of apparel pursuant to our agreement with Callaway. Of our apparel lines, only our SPORT HALEY® women’s fashion apparel line is not a licensed brand. Our significant reliance upon sales of licensed apparel indicates a lack of diversification which could negatively impact our business should our efforts to market and sell Ben Hogan® men’s fashion apparel be unsuccessful. Should our license agreement with Callaway be terminated, or not extended upon its scheduled expiration in December 2013, our business would suffer materially.

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

Access to Capital

•      Our significant reliance on foreign suppliers requires that we maintain satisfactory relationships with a commercial banking institution in order to have adequate access to capital to finance inventory purchases from foreign suppliers via import letters of credit. While we believe that we could obtain access to capital from other sources, if the commercial banking institution were to terminate or not renew the line of credit agreement that we maintain with the institution, or should we have insufficient funds to collateralize the issuances of import letters of credit, our ability to purchase finished goods inventories from foreign suppliers could be substantially impaired, thereby negatively affecting our financial position and the results of our operations and impairing our ability to operate.

•      We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. While the financial position and liquidity of the commercial bank has been exceedingly greater than our uninsured cash balances at any point in time, if the financial position and/or liquidity of the bank were to become impaired, our financial position and the results of our operations could be negatively affected to the extent of account balances held at the financial institution in excess of the federally insured limit.

•      Subsequent to our payment to US Customs and Border Protection of duties and interest thereon with regard to the Prior Disclosure we are planning to voluntarily submit in October 2008, we may need to obtain additional sources of capital to sustain the working capital needs of our operations or our financial position could be negatively affected and our ability to operate may be impaired.

Computer Information Systems

•      Businesses in general are increasingly dependent upon computer information systems. We must continually establish and sustain controls with regard to maintaining the integrity of our technology, information systems and electronic data in order to adequately manage business activities and control costs and expenses. We rely heavily upon our computer information systems to record sales and other transactions and to maintain historic data, all of which is stored on network file servers. While we regularly maintain backup systems for our file servers, if any of our file servers failed during a traumatic event or due to a power surge or other electronic failure, we could lose electronic data that is essential to our business operations.

Executive Officers and Key Employees

•      Because we operate within strict seasonal periods, our business operations are heavily dependent upon our current executive officers and our key employees within various areas of our operations including production and sales management. The loss of any of our executive officers or key employees, or the inability to attract and retain qualified personnel, could prevent us from successfully executing our business strategies, delay the development and introduction of new seasonal apparel collections, damage the image of our brands and/or harm our ability to sell our products.

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

ITEM 2.          PROPERTIES

Our executive offices and warehouse facilities are located in Denver, Colorado. We utilize the entire 82,500 square feet of office and warehouse space at the Denver location in accordance with an operating lease that extends through October 2011. The Denver facilities were leased at an annual base rent of $278,000 in fiscal 2008. We are obligated to pay the related taxes, insurance maintenance and repair expenses for the leased space.

ITEM 3.          LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,135 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $176,877 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment and negligence. The Plaintiffs originally sought repayment of the $291,135 and $176,877 amounts and other relief. At the commencement of the trial, which occurred on September 23, 2008, the Plaintiffs agreed to withdraw their claim for the $176,877 amount that they previously alleged was overpaid to the Defendants. At the conclusion of the trial, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135 with regard to the Plaintiff’s claims for conversion and unjust enrichment, and the Court dismissed all of the other claims.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock has been quoted under the trading symbol “SPOR” on the NASDAQ Capital MarketSM since February 2008. Prior to February 2008, our common stock was quoted on the NASDAQ Global MarketSM. The following table sets forth the range of high and low sale prices of our common stock, as reported by either The NASDAQ Capital MarketSM or The NASDAQ Global MarketSM, as applicable, from July 1, 2005 through June 30, 2008. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not be representative of actual transactions.

Fiscal Year 2008	High	Low
Fourth Quarter	$2.560	$1.980
Third Quarter	2.800	1.840
Second Quarter	3.310	1.900
First Quarter	4.470	3.470

Fiscal Year 2007
Fourth Quarter	$4.450	$4.030
Third Quarter	5.260	3.950
Second Quarter	5.060	3.840
First Quarter	5.190	4.300

Fiscal Year 2006
Fourth Quarter	$6.000	$4.520
Third Quarter	5.380	4.510
Second Quarter	5.007	4.030
First Quarter	5.450	3.140

As of August 21, 2008, there were approximately 99 holders of record of our common stock. We computed the number of record holders by adding to the number of actual record holders as shown on the securities holder list obtained from our transfer agent the number of individual participants or accounts held by the Depository Trust Company (“DTC”), according to securities position listings as defined in Rule 17Ad-8.  The vast majority of our common shares are held in trust by Cede & Co., as nominee for the DTC. We estimate that as of August 21, 2008, our common stock was owned beneficially by approximately 400 shareholders.

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors from time to time. No dividend was declared in fiscal 2008, and the Board of Directors does not anticipate that any dividends will be declared in the foreseeable future.

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

•      Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that results from changes in the accounting rules or their application, which could result in an impact on our earnings; and,

•      Various other factors discussed in this filing.

There may be other factors not mentioned above, or in Part I, Item 1A of this report, in the discussion below or included in our other SEC filings that may cause actual results to differ materially from any forward-looking statements. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future events or developments, except as required by applicable securities laws.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in this Report on Form 10-K for the fiscal year ended June 30, 2008. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

During fiscal 2008, we recorded fashion apparel inventory write-downs of $210,000, including a write-down of $51,000 during the fourth fiscal quarter. We recorded write-downs of $20,000 with regard to branded apparel during fiscal 2008. While management believes that our processes produce fair valuations of obsolete inventories, if actual market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce our deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at June 30, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including increasing our presence in retail markets for our SPORT HALEY® and Ben Hogan® fashion apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At June 30, 2008, our allowance for doubtful accounts totaled $218,000, including a specific reserve of $116,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. In September 2008, the Court awarded judgment in our favor and against the former inventory broker in the amount of $291,135. In order to collect from the former broker, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection is not assured, we maintained the $116,000 reserve for potential non-recovery at June 30, 2008. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At June 30, 2008, our allowance for sales returns was $80,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

Recent Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 are expected to improve the quality of information provided to users of financial statements. Our adoption of SFAS 163 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because: (i) it is directed to the auditor rather than the entity; (ii) it is complex; and, (iii) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities, because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Our adoption of SFAS 162 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FASB Statement No. 133 (“SFAS 131”), “Accounting for Derivative Instruments and Hedging Activities,” establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 131 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and, (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption encouraged. SFAS 161 further encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not anticipate early adoption, and our adoption of SFAS 161 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Results of Operations

In August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. This issue was brought to our attention by a third party and was not an intentional concealment or act on the part of the Company or any of its officers, directors or employees. For such imports, the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel. See Part II, Item 9B for a detailed explanation of this matter.

In order to correct the underpaid customs duties, in September 2008 we began voluntarily preparing a Prior Disclosure that we expect to submit to US Customs and Border Protection in October 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure will correct amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure is submitted to US Customs and Border Protection.

Using the guidance set forth in Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” and FASB Concepts Statement No. 2, “Qualitative Characteristics of Accounting Information,” we determined that the quantitative and qualitative effects with regard to correction of underpaid customs duties in prior years were immaterial in all cases. However, correction of the underpaid customs duties within fiscal 2008 for the combined amount due for fiscals 2007, 2006 and 2005 and the applicable portions of fiscal 2004 would cause our 2008 financial statements to be materially misstated. Therefore, in accordance with SAB 108, we have corrected our fiscal 2007 and 2006 financial statements included in this report for the aforementioned matter.

The following table sets forth the percentage of net sales represented by items included in or derived from our consolidated statements of income for fiscal years ended June 30, 2008, 2007 (as corrected) and 2006 (as corrected). The consolidated statements of operations data include the amounts of Sport Haley and Reserve Apparel.

Results of Operations Data	Fiscal Year Ended June 30,
(2007 and 2006 Corrected)	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Total cost of goods sold	62.9	65.3	67.6
Gross profit	37.1	34.7	32.4
Total other operating costs	43.1	43.8	38.2
Loss from operations	(6.0)	(9.1)	(5.8)
Other income and expenses, net	1.4	1.9	2.1
Loss from operations before minority interest in subsidiary loss and provision for income taxes	(4.6)	(7.2)	(3.7)
Minority interest in subsidiary income/loss	0.0	(0.2)	1.2
Provision for income taxes	(0.0)	(0.2)	(0.0)
Net loss	(4.6)%	(7.6)%	(2.5)%

Comparison of Fiscal Years Ended June 30, 2008 and 2007 (as corrected)

Total net sales for fiscal 2008 were $17,117,000, a decrease of $1,776,000, or 9%, as compared with sales of $18,893,000 for fiscal 2007. Net sales of fashion apparel for fiscal 2008 were $16,399,000, a decrease of $389,000, or 4%, as compared with fashion apparel sales of $17,088,000 for fiscal 2007. Net sales of branded apparel for fiscal 2008 were $160,000, a decrease of $1,025,000, or 86%, as compared with branded apparel sales of $1,185,000 for fiscal 2007. The remainder of our net sales for fiscal 2008 and 2007 were comprised of embroidery and shipping revenues.

Our consolidated gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead, freight out, embroidery costs and other charges in our cost of goods sold. Our overhead allocation includes our production costs plus a portion of our distribution costs, such as receiving and inspection costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expenses. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributed Top-Flite® branded apparel until November 2007 to the mass retail market at much lower price points and gross margins than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Other fashion apparel companies within the golf industry may or may not also operate within the lower price markets. We include royalty payments, relating to sales of licensed apparel, in selling, general and administrative expenses.

Fashion Apparel

For fiscal 2008, net sales of SPORT HALEY® women’s fashion apparel were $8,170,000, an increase of $1,257,000, or 18%, from net sales of $6,913,000 for fiscal 2007.  We attribute the increase to customer awareness of the SPORT HALEY® brand, our keen sense of observing fashion trends within the women’s golf apparel market and the cohesiveness of our women’s design staff, which has kept the SPORT HALEY® brand fresh and in pace with customer demand for technical fabrics and athletic styling. We believe our SPORT HALEY® women’s fashion apparel is well positioned to weather continued competition within golf apparel markets and is also well suited for certain retail markets, which we have begun to pursue.

For fiscal 2008, net sales of Ben Hogan® men’s fashion apparel were $8,229,000, a decrease of $1,946,000, or 19%, from net sales of $10,175,000 for fiscal 2007. We attribute the decrease primarily to further entrenchment of brands such as Nike, Adidas and Under Armour within the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not widely distributed in other retail markets. Broad market acceptance of the polyester moisture-wicking and other performance garments offered by apparel brands such as Nike, Adidas and Under Armour has continued to grow within the country club and resort markets. We believe that the penetration of Nike, Adidas and Under Armour into golf apparel markets has continued to dilute the value with regard to the exclusivity of fashion apparel brands such as Ben Hogan®. In order to bolster market acceptance of our Ben Hogan® fashion apparel, we’ve introduced moisture-wicking cotton and cotton-blend garments and have also infused some younger-looking, more athletic styled garments into our fashion collections. We have also continued to market Ben Hogan® fashion apparel to upscale retail stores and to corporate markets and expect that our efforts will achieve increased sales within those markets in fiscal 2009. Ben Hogan® men’s fashion apparel is marketed in accordance with a license agreement we maintain with Callaway, which we consider to be a key component of our overall business strategies.

As a percentage of sales, gross profit of our fashion apparel was 37% for fiscal 2008 and was 35% for fiscal 2007, as corrected. Gross profit of fashion apparel has increased somewhat since fiscal 2007 primarily because we located alternative markets for our excess fashion apparel inventories in fiscal 2008 that garnered higher sales prices for such apparel, and because negotiated prices for finished apparel purchased from foreign suppliers have remained relatively unchanged over the same period. Excess inventories are common within the fashion apparel industry. We market excess fashion apparel inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. The valuation of excess inventories, when the market price for such inventories is lower than cost, negatively impacts our gross profit percentage, because a reduction of inventory value causes a corresponding increase in our cost of goods sold, thereby reducing our gross profit. Gross profit with regard to our fashion apparel was negatively impacted by $230,000 and $312,000 for fiscal 2008 and 2007, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. The disposition of excess inventories also negatively impacts our gross profit percentage, even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. In fiscal 2008, we recorded net sales of $778,000 and loss of $1,000 with regard to the disposition of excess fashion apparel inventories. Comparatively, in fiscal 2007, we recorded net sales of $543,000 and loss of $176,000 with regard to the disposition of excess fashion apparel inventories.

Selling, general and administrative expenses with regard to fashion apparel were $6,624,000 for fiscal 2008, an increase of $81,000, or 1%, from $6,705,000 in fiscal 2007. During fiscal 2008, decreases in sales commissions, audit and tax preparation fees, directors’ fees, shareholder costs, travel expenses and depreciation expense were more than offset by increases in salaries and severance costs, computer expenses, shipping supplies and use taxes. The decrease in sales commissions correlates to our comparative decrease in sales in fiscal 2008 when compared with sales in fiscal 2007. Severance costs in fiscal 2008 consisted of $55,000 in compensation paid to our former eastern regional sales manager. We did not record any severance compensation cost in fiscal 2007. As a percentage of net fashion apparel sales, related selling, general and administrative expenses were 39% for fiscal 2008 as compared with 38% for fiscal 2007.

We recorded royalty expense of $569,000 for fiscal 2008, a decrease of $106,000, or 16%, as compared with royalty expense of $675,000 for fiscal 2007. The decrease in royalty expense generally corresponds to the decrease in sales of Ben Hogan® fashion apparel over the comparative period. Royalty expense with regard to fashion apparel is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. While our sales have historically generated royalties which have consistently exceeded the minimum annual royalties required by the license agreement with regard to Ben Hogan® fashion apparel, we expect that royalties generated on sales of Ben Hogan® fashion apparel will be insufficient to meet the contractual minimum royalty requirement for calendar 2008. Accordingly, we recorded a contingent liability of $80,000 with regard to calendar year 2008 minimum royalties due for Ben Hogan® fashion apparel as of June 30, 2008.

Primarily due to the factors discussed above, loss from operations with regard to fashion apparel was ($838,000) for fiscal 2008, an improvement of $563,000, or 40%, from ($1,401,000) for fiscal 2007, as corrected.

Branded Apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. We marketed Top-Flite® branded apparel to Wal-Mart and other mass retailers and big-box type high sales volume retail stores from November 2005 to November 2007. Net sales of Top-Flite® branded apparel for fiscal 2007 were $1,185,000, including sales to Wal-Mart of $1,000,000. Net sales of Top-Flite® branded apparel for fiscal 2007 were $160,000, primarily comprised of sales to a retailer for a test in 50 of its stores. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Wholesale prices are generally expected to be much lower for branded apparel than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net branded apparel sales, gross margins with respect to sales of branded apparel were 0% and 25% for fiscal 2008 and 2007, respectively.

Selling, general and administrative expenses were $178,000 with regard to branded apparel for fiscal 2008, a decrease of $204,000, or 53%, from $382,000 for fiscal 2007. The decrease in selling, general and administrative expenses was primarily due to the discontinuance of our marketing efforts with regard to Top-Flite® branded apparel in November 2007. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 111% for fiscal 2008 and were 32% for fiscal 2007.

We recorded royalty expense of $9,000 and $242,000 with regard to Top-Flite® branded apparel for fiscal 2008 and 2007, respectively. Royalty expense was due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. Because we anticipated that sales of Top-Flite® branded apparel would be insufficient to meet the contractual minimum royalty requirement for calendar 2007 for such apparel, we accrued a contingent liability and royalty expense of $178,000 at June 30, 2007. The remainder of our fiscal 2007 royalty expense with regard to branded apparel related to sales of Top-Flite® apparel that we recorded during the three months ended September 30, 2006. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby the unpaid minimum royalties due to Callaway for calendar 2007 with respect to Top-Flite® apparel were extinguished and forgiven.

Primarily due the factors listed above, loss from operations with regard to branded apparel for fiscal 2007 was ($188,000), an improvement of $136,000, or 42%, from ($324,000) for fiscal 2007.

Other income

Total other income, net, for fiscal 2008 was $247,000, a decrease of $113,000, or 31%, from $360,000 for fiscal 2007. Historically, our other income, net, has been comprised of interest earned on cash and cash equivalent balances held at various financial institutions. Interest earned on cash and cash equivalent balances decreased significantly between fiscal 2008 and 2007 due to the decrease in cash and cash equivalents from fiscal 2007 to fiscal 2008 and lower rates of interest earned on cash and cash equivalent balances in fiscal 2008 as compared with fiscal 2007. Interest income totaled $112,000 for fiscal 2008, a decrease of $162,000, or 59%, from $274,000 for fiscal 2007. Other income, net, for fiscal 2008 included $178,000 recovered in the agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby the unpaid minimum royalties due to Callaway for calendar 2007 with respect to Top-Flite® apparel were extinguished and forgiven. Other income, net, for fiscal 2008 also includes $44,000 in interest accrued on amounts due to US Customs and Border Protection with regard to our Prior Disclosure computations as of June 30, 2008.

Net Loss

Net loss for fiscal 2008 was ($794,000), an improvement of $646,000, or 45%, from ($1,440,000) for fiscal 2007, as corrected. Our cumulative federal and state net operating loss carry forwards totaled $7,754,000 and $9,690,000 as of June 30, 2008, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at June 30, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including expanding our SPORT HALEY® and Ben Hogan® fashion apparel distribution channels within retail and corporate markets, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our net operation loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for fiscal 2008 or 2007.

Earnings (loss) per share

Basic and diluted loss per common share were ($0.35) and ($0.56) for fiscal 2008 and 2007, as corrected, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.46 at June 30, 2008, and was $4.81 at June 30, 2007, as corrected.

Comparison of Fiscal Years Ended June 30, 2007 (as corrected) and 2006 (as corrected)

Total net sales for fiscal 2007 were $18,893,000, a decrease of $2,069,000, or 10%, as compared with sales of $20,962,000 for fiscal 2006. Net sales of fashion apparel for fiscal 2007 were $17,088,000, a decrease of $649,000, or 4%, as compared with fashion apparel sales of $17,737,000 for fiscal 2006. Net sales of branded apparel for fiscal 2007 were $1,185,000, a decrease of $1,288,000, or 52%, as compared with branded apparel sales of $2,473,000 for fiscal 2006. The remainder of our net sales for fiscal 2007 and 2006 were comprised of embroidery and shipping revenues.

Fashion Apparel

For fiscal 2007, net sales of SPORT HALEY® women’s fashion apparel were $6,913,000, an increase of $375,000, or 6%, from net sales of $6,538,000 for fiscal 2006.  We believed that the shrinking market for women’s fashion golf apparel bottomed out in 2006, as evidenced not only by our increase in net sales of women’s fashion apparel in fiscal 2007, but also because we continued to experience increases in advance orders for our women’s collections. We believed that the continued increase in advance orders indicated that the trend of increasing sales of women’s apparel would continue throughout fiscal 2008.

For fiscal 2007, net sales of Ben Hogan® men’s fashion apparel were $10,175,000, a decrease of $1,024,000, or 9%, from net sales of $11,199,000 for fiscal 2006. We attributed the decrease primarily to changes in the country club and resort markets in which we operate. Historically, the country club and resort markets preferred to sell high-quality apparel that was not broadly distributed in other retail markets. However, with the introduction and broad market acceptance of moisture-wicking and other performance garments within golf apparel markets, country clubs and resorts began to carry apparel brands such as Nike and Adidas, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts. We believed that the penetration of Nike and Adidas into golf apparel markets diluted the value with regard to the exclusivity of brands such as our Ben Hogan® fashion apparel brand, at least on a temporary basis. In order to bolster future sales of our Ben Hogan® fashion apparel, we concentrated our marketing efforts to upscale retail stores and to corporate markets. We expected that our efforts would at a minimum generate sales of Ben Hogan® fashion apparel to two or three new upscale retail stores in fiscal 2008.

As a percentage of sales, gross profit of our fashion apparel was 35% for fiscal 2007, as corrected, and was 36% for fiscal 2006, as corrected. Gross profit of fashion apparel remained relatively unchanged since fiscal 2006 primarily because we recorded comparatively similar write-downs of fashion apparel inventories in fiscal 2007 and 2006, and because negotiated prices for finished apparel purchased from foreign suppliers remained relatively constant over the same period. Gross profit with regard to our fashion apparel was negatively impacted by $312,000 and $313,000 for fiscal 2007 and 2006, respectively, by the adjustment of our finished goods inventories to the lower of cost or market. In fiscal 2007, we recorded net sales of $543,000 and loss of $176,000 with regard to the disposition of excess fashion apparel inventories. Comparatively, in fiscal 2006, we recorded net sales of $495,000 and loss of $80,000 with regard to the disposition of excess fashion apparel inventories.

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

We recorded royalty expense of $675,000 for fiscal 2007, a decrease of $93,000, or 12%, as compared with royalty expense of $768,000 for fiscal 2006. The decrease in royalty expense generally corresponded to the decrease in sales of Ben Hogan® fashion apparel over the comparative period.

As previously reported, in September 2006, we recorded goodwill of $270,000 with regard to our purchase of the minority interest in Reserve Apparel from Explorer Gear. At June 30, 2007, we determined that the goodwill was sufficiently impaired per the guidance offered by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to warrant impairing the entire balance, because after purchasing the minority interest we were unable to locate a significant customer for our Top-Flite® apparel.

Primarily due to the factors discussed above, income (loss) from operations with regard to fashion apparel was ($1,401,000) for fiscal 2007, as corrected, a difference of ($691,000), or 97%, from ($710,000) for fiscal 2006, as corrected.

Branded Apparel

We considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our overall business strategies, designed to return the Company to sustained profitability. Net sales of Top-Flite® branded apparel for fiscal 2007 were $1,185,000, including sales to Wal-Mart of $1,000,000. We began shipping Top-Flite® branded apparel exclusively to Wal-Mart in March 2006, and we recorded sales of $2,473,000 to Wal-Mart in fiscal 2006. As previously reported, in late September 2006, Wal-Mart discontinued purchasing Top-Flite® branded apparel from us, opting instead to develop a line of golf apparel under a private label. Throughout fiscal 2007, we redesigned our Top-Flite® apparel collection to include garments primarily comprised of a variety of performance fabrics, and we aggressively marketed the redesigned Top-Flite® branded apparel to a number of other mass retailers and certain big-box type high sales volume retail stores. As of September 2007, we received only one order for Top-Flite® apparel from one such retailer for a test in 50 of its stores, which we began to deliver in September 2007. We did not obtain any other significant customers for Top-Flite® branded apparel.

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

We recorded royalty expense of $242,000 and $159,000 with regard to Top-Flite® branded apparel for fiscal 2007 and 2006, respectively. Royalty expense is due to Callaway in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. Because we anticipated that sales of Top-Flite® branded apparel would be insufficient to meet the contractual minimum royalty requirement for calendar 2007 for such apparel, we accrued a contingent liability and royalty expense of $178,000 at June 30, 2007. The remainder of our fiscal 2007 royalty expense with regard to branded apparel related to sales of Top-Flite® apparel that we recorded during the three months ended September 30, 2006. Sales of Top-Flite® branded apparel were sufficient to meet the minimum royalty requirement under the license agreement for calendar 2006.

Primarily due the factors listed above, income (loss) from operations with regard to branded apparel for fiscal 2007 was ($324,000), an improvement of $191,000, or 37%, from ($514,000) for fiscal 2006.

Other income

Total other income, net, for fiscal 2007 was $360,000, a decrease of $78,000, or 18%, from $438,000 for fiscal 2006. Historically, our other income, net, was comprised of interest earned on cash and cash equivalent balances held at various financial institutions. Interest earned on cash and cash equivalent balances remained nearly constant between fiscal 2007 and 2006. Other income, net, for fiscal 2006 included $157,000 of the $173,000 recovered in the settlement we reached with our auditors from prior to fiscal 2000. We offset legal expenses for fiscal 2006 with the remainder of the settlement amount of $16,000.

Net income (loss)

Net loss for fiscal 2007, as corrected, was ($1,440,000), a difference of ($906,000), or (170%), from ($534,000) for fiscal 2006, as corrected. Our cumulative federal and state net operating loss carry forwards totaled $7,135,000 and $9,325,000 as of June 30, 2007, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at June 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. Because we were not certain that we would generate profits sufficient to offset the loss carry forwards prior to their expirations, we did not record benefits from income taxes associated with the corresponding losses for fiscal 2007 or 2006.

Earnings (loss) per share

Basic and diluted loss per common share were ($0.56) and ($0.19) for fiscal 2007, as corrected, and 2006, as corrected, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.81 at June 30, 2007, as corrected, and was $5.37 at June 30, 2006, as corrected.

Liquidity and Capital Resources

Our primary sources of liquidity are derived from our available cash and cash equivalents, cash flows from operations and a line of credit with a commercial bank, which is fully cash secured, for issuances of letters of credit to facilitate finished goods inventory purchases from offshore suppliers. We require cash for our general working capital purposes. Our working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year due to the purchases of fashion apparel inventories for the spring/summer and fall/holiday selling seasons, respectively. We do not anticipate requiring material amounts of cash for capital expenditures over the next 12 months.

Working capital was $9,984,000 and $10,576,000 at June 30, 2008 and 2007, as corrected, respectively. Cash and cash equivalents plus marketable securities totaled $ 3,030,000 and $4,464,000 at June 30, 2008 and 2007, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents, if they are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates. As of June 30, 2008, we had accrued $685,000 in import duties and interest thereon due to US Customs and Border Protection with regard to the Prior Disclosure we expect to voluntarily submit to them in October 2008, the payment of which will negatively impact our cash on hand significantly. Therefore, in fiscal 2009, we may need to obtain additional sources of capital to sustain the working capital needs of our operations.

Net cash provided by (used in) operating activities totaled ($1,427,000), ($1,277,000) and $1,139,000 for fiscal years 2008, 2007 and 2006, respectively. The primary components of adjustments to reconcile net loss to cash provided by (used in) operating activities were changes between fiscal years relating to impairments and write-downs, provisions for doubtful accounts and sales returns, accounts receivable, inventories, accounts payable, and accrued commissions and other expenses.

•      Adjustments for impairments and write-downs affected net cash provided by operating activities by $230,000 in fiscal 2008, $582,000 in fiscal 2007 and $408,000 in fiscal 2006. The effects on net cash provided by operating activities caused by impairments and write-downs represent the expense effects of recording impairments and write-downs in the respective fiscal years. Because of the seasonal nature of the fashion apparel business, excess inventories left over at the end of each selling season (“previous seasons’ inventories”) are common within the industry. Throughout each fiscal year, we market previous seasons’ inventories through our ordinary marketing channels. At or near the end of each fiscal quarter, we identify and revalue obsolete inventories, primarily consisting of previous seasons’ fashion apparel inventories, to estimated disposition values. In 2006, $95,000 of the $408,000 inventory write-down related to branded apparel inventories on hand at June 30, 2006. Generally, branded apparel inventories are not prone to impairment, because we usually order branded apparel in quantities sufficient to satisfy specific customer orders. In fiscal 2007, we sold all remaining branded apparel inventories on hand at June 30, 2006, without recording a significant gain or loss on the sale. In fiscal 2007, in accordance with SFAS 142, we impaired $270,000 in goodwill which had been recorded upon our September 2006 purchase of the minority interest in Reserve Apparel from Explorer Gear. At June 30, 2007, we determined that the goodwill was sufficiently impaired per the guidance offered by SFAS 142 to warrant impairing the entire balance, because after purchasing the minority interest we were not able to locate a significant customer for our Top-Flite® branded apparel.

•      The effects on net cash provided by operating activities caused by changes in provisions for doubtful accounts and sales returns primarily represent the net expense effects of the changes in allowances for doubtful accounts and sales returns between the respective years. As of June 30, our allowances for doubtful accounts were $196,000 in fiscal 2008, $235,000 in fiscal 2007 and $291,000 in fiscal 2006. The allowances for 2008, 2007 and 2006 each included a specific reserve of $116,000 with respect to certain customer accounts receivable. In September 2008, the Court awarded judgment in our favor and against a former inventory broker in the amount of $291,135. In order to collect from the former broker, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection is not assured, we maintained the $116,000 reserve for potential non-recovery at September 30, 2008. We believe that the trend which indicates a general decrease in the required allowance amount is primarily attributable to the changes in collection methods that we instituted in fiscal 2004. The changes in our collection methods helped us to shorten the collection process with regard to past due accounts, thereby minimizing potentially uncollectible amounts. Our allowances for customer sales returns at June 30 were $80,000 in fiscal 2008, $139,000 in fiscal 2007 and $155,000 in fiscal 2006. The percentage of sales returns decreased dramatically in fiscal 2006 and has remained relatively unchanged from fiscal 2006 through fiscal 2008. We attribute the relative stability in our percentage of sales returns to enhancements within our order reservation and shipping systems in late fiscal 2005 that generally ensure our customers that they will receive merchandise they have ordered in advance from us within a very few days from the specific receipt date they have requested. We believe that the system enhancements have significantly reduced the amount of our sales returns with respect to late and/or incomplete shipments. Provisions for doubtful accounts and sales returns affected net cash provided by (used in) operating activities by $73,000 in fiscal 2008, ($13,000) in fiscal 2007 and ($71,000) in fiscal 2006.

•      Accounts receivable, not including the effects of provisions for doubtful accounts and sales returns, provided operating cash of $202,000 in fiscal 2008, $897,000 in fiscal 2007 and $616,000 in fiscal 2006. Accounts receivable, net of allowances, decreased from $3,066,000 at June 30, 2007 to $2,791,000 at June 30, 2008. The decrease in fiscal 2008, as compared with the fiscal 2007 receivable balance, was primarily attributable to a corresponding decrease in net sales between fiscal 2008 and fiscal 2007.

•      Inventories, not including the effects of inventory impairments and write-downs, used operating cash of $291,000 in fiscal 2008, $1,373,000 in fiscal 2007, as corrected, and $1,052,000 in fiscal 2006, as corrected.

Our fashion apparel inventories increased by $61,000 at June 30, 2008, to $5,947,000, when compared with the balance of $5,886,000 at June 30, 2007, as corrected. We had no significant branded apparel inventories or deposits at June 30, 2008 or 2007.

•      Accounts payable used operating cash of $621,000 in fiscal 2008, used operating cash of $109,000 in fiscal 2007, as corrected, and provided operating cash of $1,396,000 in fiscal 2006, as corrected. Accounts payable decreased from $2,042,000 at June 30, 2007, as corrected, to $1,421,000 at June 30, 2008. Accounts payable included $476,000 in additional customs duties payable at June 30, 2007, as corrected, and $685,000 in additional customs duties and interest thereon at June 30, 2008, payable to US Customs and Border Protection with regard to the Prior Disclosure we are preparing. Changes in accounts payable also related to differences in the timing between the years in the recording and payments of expenditures for inventory purchases, ordinary business expenses and other.

•      Accrued royalties, commissions and other expenses used operating cash of $374,000 in fiscal 2008, $119,000 in fiscal 2007 and $49,000 in fiscal 2006. Accrued royalties, commissions and other expenses decreased from $1,001,000 at June 30, 2007, to $627,000 at June 30, 2008. The comparative decrease between the 2007 and 2006 fiscal years primarily relates to lower royalties and sales commissions due on correspondingly lower Ben Hogan® sales between the fourth quarters of fiscal 2008 versus 2007, a comparative decrease of $98,000 in minimum royalties payable and a comparative decrease of $102,000 in accrued severance compensation payable between June 30, 2008 and 2007. At June 30, 2007, we recorded a contingent liability and royalty expense of $178,000 with regard to minimum royalties due with regard to our license agreement for Top-Flite® branded apparel, because we anticipated that sales of Top-Flite® branded apparel would be insufficient to meet the contractual 2007 calendar year minimum requirement. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby the unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. Because our sales of Ben Hogan® fashion apparel were insufficient to meet either the minimum sales or royalty requirements for the first six months of calendar year 2008 under the new license agreement for such apparel, we recorded a contingent liability and royalty expense of $80,000 at June 30, 2008, with respect to Ben Hogan® fashion apparel. Minimum royalties for Ben Hogan® fashion apparel are payable in January for the preceding calendar year, per the new license agreement. The decrease in severance compensation payable primarily related to the decrease of $120,000 which was payable to our former chief executive officer as of June 30, 2007. The former officer received severance compensation through March 2008.

Net cash used in investing activities totaled $207,000, $419,000 and $28,000 for fiscal years 2008, 2007 and 2006, respectively. The primary components of net cash used in investing activities were purchase of minority interest, maturities (purchases) of marketable securities and purchases and disposals of fixed assets.

•      Purchase of minority interest used investing activities cash of $375,000 in fiscal 2007. In September 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley.

•      Purchase of marketable securities used investing activities cash of $200,000 in fiscal 2008. No marketable securities were purchased during fiscal 2007 or 2006. Marketable securities at June 30, 2008, consisted of a certificate of deposit held at US Bank National Association as collateral for our revolving line of credit with that financial institution. The certificate of deposit matures and the revolving line of credit expires in December 2008. Due to the nature of the investments, we did not recognize material unrealized gains or losses on marketable securities in fiscal 2008, 2007 or 2006. Therefore, the carrying values of marketable securities approximated their fair values at June 30, 2008, 2007 and 2006.

•      Purchases of fixed assets used investing activities cash of $7,000, $44,000 and $44,000, in fiscal 2008, 2007, and 2006, respectively. Property and equipment, at cost, decreased from $4,461,000 at June 30, 2007, to

$3,856,000 at June 30, 2008. As of June 30, 2008, a significant portion of the fixed assets used in our operations were fully depreciated. We do not anticipate making any significant fixed asset additions in the near future.

•      Dispositions of fixed assets provided investing activities cash of $0 in fiscal 2008, $0 in fiscal 2007 and $16,000 in fiscal 2006, respectively. We do not have a significant amount of unutilized fixed assets, and we do not anticipate any significant asset dispositions in the near future.

Net cash used in financing activities totaled $0, $2,332,000 and $340,000 for fiscal 2008, 2007, and 2006, respectively. The primary components of net cash used in financing activities were borrowings and repayments under our line of credit, repurchase of common stock, cash dividend on common shares and stock option exercises.

•      In fiscal 2008, we borrowed $1,850,000 and repaid $1,850,000 under a line of credit agreement to fund temporary working capital needs. In fiscal 2007, we borrowed $300,000 and repaid $300,000 under the line of credit agreement to fund temporary working capital needs.  We made no borrowings under a line of credit agreement in fiscal 2006. We had no outstanding borrowings under the line of credit at either June 30, 2008 or 2007.

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

•      In fiscal 2006, we declared and paid a cash dividend to common shareholders which used financing activities cash of $693,000. No dividends were declared or paid in either fiscal 2008 or 2007, and our Board of Directors does not anticipate that any dividends will be declared in the foreseeable future.

•      Historically, gross proceeds from the exercise of stock options have fluctuated significantly from year to year. We realized proceeds of $353,000 from the exercise of stock options in fiscal 2006. No stock options were exercised in fiscal 2008 or 2007.

•      We had no long-term debt at June 30, 2008 or 2007.

Substantially all of our purchases from offshore manufacturers and sales to foreign distributors are U.S. Dollar denominated and, consequently, we have no material currency exchange risk. We believe that inflation has not materially affected the results of our operations during the three most recent fiscal years.

Off-Balance Sheet Arrangements

During either fiscal 2008 or 2007, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on October 19, 2006, our independent registered accountants, Hein & Associates LLP (“Hein”), declined to stand for re-election after the completion of the audit for the year ended June 30, 2006, and the Audit Committee of our Board of Directors engaged the firm Gordon, Hughes & Banks, LLP to act as our independent registered public accountants beginning with the year ended June 30, 2007.

During the second most recent previous fiscal year, and any subsequent interim period preceding Hein’s declination to stand for re-election, we did not have any disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which if not resolved to the satisfaction of Hein would have caused them to make reference to the subject matter of such a disagreement in connection with the issuance of this report on Form 10-K. Further, there were no reportable events (as defined in Regulation S-K Item 301(a)(1)(v)) in connection with our second most recent prior fiscal year audit, or in any subsequent interim period preceding Hein’s declination, except that, as previously reported, upon implementation of our operations software in January 2004 and continuing through the fiscal quarter ended March 31, 2006, programming and human errors were discovered which caused us to report a material weakness in our internal controls over financial reporting with respect to inventory valuation.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. We designed our disclosure controls and procedures to provide reasonable assurance of achieving our desired disclosure control objectives. We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that: (a) all material information relating to the

Company, required to be disclosed in this report, was made known to management in a timely manner; and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)    Management’s Annual Report on Internal Control over Financial Reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and,

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During fiscal 2008, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we completed the design, documentation and implementation of our internal controls over financial reporting. We believe that we have purposely designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as of June 30, 2008, and management cannot state whether or not our internal controls over financial reporting are effective. We began testing our controls by utilizing the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO,” as a basis to evaluate the effectiveness of our internal controls over financial reporting, but did not complete the detailed testing of all our controls by June 30, 2008.

Further, in August 2008, we became aware that our controls were ineffective to prevent the underpayment of customs duties on certain of our imports of fashion apparel purchased from foreign suppliers. See Item 9B Other Information below for our detailed explanation of this matter. We discovered that we were underpaying import duties with regard to fashion apparel received from foreign suppliers for which fabric had been purchased from another foreign supplier, because the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel. We determined that the underpayment of customs duties revealed a significant deficiency in our internal controls over financial reporting, and in September 2008 our remediation procedures included designing and implementing specific internal controls to ensure that our customs broker receives complete and accurate information to compute the correct value to be declared for import customs valuations. We expect to complete the testing of all our controls by December 31, 2008.

(c)   Attestation Report of the Registered Public Accounting Firm. This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our independent registered public accounting firm issued an unqualified opinion on our financial statements for the year ended June 30, 2008, included in this report on Form 10-K.

(d)   Changes in Internal Control Over Financial Reporting. Except as noted above, there have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

In August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. This issue was brought to our attention by a third party and was not an intentional concealment or act on the part of the Company or any of its officers, directors or employees. For such imports, the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel.

In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we began voluntarily preparing a Prior Disclosure in September 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure will correct amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure is submitted to US Customs and Border Protection. We expect to submit our Prior Disclosure in October 2008. In September 2008, we retained an import duties consultant to assist us with the Prior Disclosure. The consultant has advised us that, upon our delivery of the Prior Disclosure and the payment of applicable amounts and interest thereon, it is highly unlikely that US Customs and Border Protection will assess further fines and/or penalties with regard to this matter. Therefore, we believe that upon delivery of our Prior Disclosure and the related payment, US Customs and Border Protection will consider this matter closed. We determined that additional customs duties owed for fiscal 2008 and the applicable periods within the prior four fiscal years totaled $641,000 and that interest due thereon totaled $44,000.

In order to assess materiality with regard to the underpaid customs duties, we applied the concepts set forth in Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” issued by the Securities and Exchange Commission and FASB Concepts Statement No. 2, “Qualitative Characteristics of Accounting Information.” We applied the iron curtain and rollover approaches proscribed by SAB 108 to quantify the effects on the current and prior fiscal years caused by the underpaid customs duties. Per SAB 108,

“The iron curtain approach quantifies a misstatement based upon the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatements year(s) of origination.” The rollover approach quantifies a misstatement based on the amount of the error originating in the income statement for the year in which the error occurred. Per FASB Concepts Statement No. 2, qualitative materiality determinations are based upon whether “it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.”

Our qualitative analysis and our quantitative analysis under the rollover approach each yielded results that indicate the correction of prior year financial statement amounts is immaterial in each case. Our quantitative analysis under the iron curtain approach yielded results that indicate application of the iron curtain method would cause our fiscal 2008 financial statements to be materially misstated. When analyzing materiality under the iron curtain and rollover approaches, SAB 108 directs, “[A] registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.” SAB 108 further instructs, “[A]fter all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements.” Accordingly, we have corrected our fiscal 2007 and fiscal 2006 financial statements and our retained earnings as of July 1, 2005, which are submitted herewith in Part IV, Item 15.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	# Years as Director

Donald W. Jewell	57	Chief Executive Officer,	1
		President and Director

Patrick W. Hurley	56	Chief Financial Officer	—
		Secretary and Treasurer

Catherine B. Blair	57	Vice President -	—
		Merchandising/Design

Ronald J. Norick (2)(3)(4)	66	Director and	14
		Chairman of the Board

James R. TenBrook (1)(2)(3)(4)	60	Director and Chairman of the Audit Committee	3

Mark J. Stevenson (1)(2)(3)(4)	69	Director and Chairman of the Compensation Committee	14

William O. Johnstone (1)(3)(4)	60	Director	1

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

Donald W. Jewell was appointed by our Board of Directors in October 2004 to serve as our Interim Chief Executive Officer. Mr. Jewell was appointed in April 2005 to serve as our President and has served as our Senior Vice President since February 2001. Mr. Jewell served as President for a term consistent with that of his service as our Interim Chief Executive Officer. In September 2006, Mr. Jewell agreed to serve as our Chief Executive Officer and President on a permanent basis, and he no longer serves as our Senior Vice President. In February 2007, Mr. Jewell was elected to serve as a Director. From 1996 until joining us, Mr. Jewell was the founder, president and director of Jewell Apparel Group, a Canadian distributor of premium and mid-priced men’s golf apparel. Mr. Jewell began designing, sourcing and marketing golf apparel in 1993 while serving as the president and chief executive officer of Jewell-Rung, positions that he held from 1980 to 1996.

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

Barry L. Hyman served as our Eastern Regional Sales Manager from February 2004 to November 2007 and served on an interim basis as our Western Regional Sales Manager from December 2005 to February 2006. Mr. Hyman was an independent wholesale sales representative for our Ben Hogan® apparel lines from 2001 until his appointment as Eastern Regional Sales Manager. From 1990 to 2001, Mr. Hyman was an independent sales representative for various companies in the golf apparel industry, including Jewell Apparel Group, Precept Golf, Greg Norman and the Ben Hogan® Company.

Michael D. Doris served as our Western Regional Sales Manager from February 2006 to November 2007. Prior to joining the Company, Mr. Doris was the western regional sales manager for Cutter & Buck, Inc. from 2002 to 2005 and a sales representative for Cutter & Buck, Inc. from 1997 to 2002. Mr. Doris served as head golf professional and manager of various golf courses from 1994 to 1997. From 1986 to 1994, Mr. Doris served as a sales representative for such companies as The Ben Hogan® Company and Slazenger Golf USA.

Independent Directors

Ronald J. Norick has been a Director since November 1993. In October 2004, subsequent to the death of Robert G. Tomlinson, Mr. Norick was appointed by the Board of Directors to fill a non-officer position of Chairman of the Board, created subsequent to Mr. Tomlinson’s death. Mr. Norick also serves on the Compensation and Nominating Committees of the Board and served on the Audit Committee of the Board until February 2007. From April 1987 until April 1998, Mr. Norick served as the elected Mayor of the City of Oklahoma City, Oklahoma. From 1960 to 1992, Mr. Norick served in various capacities, including serving as president from 1981 to 1992, of a closely-held printing company, which was acquired by Reynolds & Reynolds in June 1992. Mr. Norick serves on a number of civic, community, educational, corporate and public boards, commissions and committees and is a director of BancFirst Corporation, a publicly-held corporation based in Oklahoma City, Oklahoma. Mr. Norick also serves as controlling manager of Norick Investments Company LLC, a family-owned limited liability company, which is engaged in investments.

James R. TenBrook has been a Director since March 2004. Mr. TenBrook has served as the Chairman of the Audit Committee since March 2004 and also serves on the Nominating Committee. Mr. TenBrook is the president and a shareholder of Karsh Consulting, P.C. of Denver, Colorado, has been a certified public accountant since 1973, received his personal financial specialist certification in 1994 and is a certified valuation analyst. Mr. TenBrook’s practice consists primarily of litigation support, tax and estate planning. Mr. TenBrook is a member of the Colorado Society of Certified Public Accountants (“CSCPA”), served on the CSCPA’s board of directors from 1996-1999 and served on the CSCPA Personal Financial Planning Committee from 1991-1994 (serving as Chairman of the Committee in 1993 and 1994). Mr. TenBrook is also a member of the American Institute of Certified Public Accountants. We believe that Mr. TenBrook meets the definition of independence under both SEC and FINRA Rules.

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

James H. Everest served as a Director from November 1993 until his resignation in October 2007 due to health reasons. Mr. Everest served on the Compensation and Nominating Committees until October 2007 and served on the Audit Committee until March 2004. Mr. Everest has served as president of the Jean I. Everest Foundation, Oklahoma City, Oklahoma, since 1991. The Jean I. Everest Foundation was organized by Mr. Everest’s father to conduct charitable activities. Since 1984, Mr. Everest has been the managing partner of Everest Brothers, a general partnership active in oil and gas exploration and development and has also been engaged in managing his personal investments. Mr. Everest is a member of the Oklahoma Bar Association and the American Bar Association and serves in a number of capacities for various civic and community organizations.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their initial ownership of common stock and other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and to Sport-Haley, Inc. Specific due dates for these reports have been established and we are required to disclose in this annual report on Form 10-K any failure to file, or late filing, of such reports with respect to the period ended June 30, 2008. Based solely upon our review of the reports furnished to us and written representations that no other reports were required during fiscal 2008, we believe that our officers, directors and beneficial owners of more than ten percent of our common stock complied with all Section 16(a) requirements.

Board Committees

The Board of Directors has delegated certain of its authority to an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is comprised of Messrs. TenBrook, Stevenson and Johnstone. The Compensation Committee is comprised of Messrs. Stevenson, Norick and TenBrook. The Nominating Committee is comprised of Messrs. Norick, TenBrook, Stevenson and Johnstone. Mr. TenBrook serves as Chairman of the Audit Committee and Mr. Stevenson serves as Chairman of the Compensation Committee. No member of these three committees is a current or former officer or employee of Sport-Haley, Inc. or its current or former subsidiaries. We have determined that each member of the Audit Committee, Compensation Committee and Nominating Committee qualifies as an “independent” director under the applicable FINRA Rules.

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

Each NEO’s base salary is generally fixed at the time the executive is first hired or is promoted to the executive officer level. In setting the base salary, the Compensation Committee reviews job requirements and performance expectations, and conducts an informal market survey to determine the competitiveness of the base salary. The Compensation Committee reviews base salaries annually and adjustments are made as appropriate to recognize outstanding individual performance, expanded duties, or changes in the competitive marketplace. In 2008, we increased the base salary of Catherine B. Blair, our Vice President — Merchandising/Design, to $160,000, as she has been integral to the success of our SPORT HALEY® women’s fashion apparel. Ms. Blair has responsibility for designing and sourcing our SPORT HALEY® women’s fashion apparel. We did not adjust the base salary of any of our other NEOs in 2008.

The base salary for each of the named executive officers during 2008, according to their respective effective employment agreement, was as follows:

Donald W. Jewell	Chief Executive Officer and President	$325,000
Patrick W. Hurley	Chief Financial Officer, Secretary and Treasurer	$125,000
Catherine B. Blair	Vice President – Merchandising/Design	$160,000

Cash Bonuses. The employment agreements of each of our NEOs contain provisions allowing for annual incentive bonuses, at the discretion of the Compensation Committee, of up to 30% of the executive’s base salary, in accordance with our bonus plan. Each year, depending upon the Company’s annual financial performance and other objectives, a determination is made as to whether an annual bonus is a necessary part of the overall executive compensation package.  In those years where it is determined that an annual bonus is merited, a bonus serves as the short-term incentive compensation element of the executive compensation program and is intended to provide an incentive for an executive to achieve a high level of corporate and individual performance. The payout of annual bonuses to NEOs is subject to the approval of the Compensation Committee following its review of executives’ performances against the designated corporate and individual performance criteria. No bonuses were awarded to our NEOs in 2008 or 2007, since key revenue and profit objectives were not achieved. During 2006, we awarded a cash bonus to Mr. Jewell of $50,000 and transferred title in a Company automobile to him (with an estimated fair value of $14,000); we awarded Mr. Hurley a cash bonus of $12,000; and, we awarded Ms. Blair a cash bonus of $3,000.

Long Term Incentives – Stock Options. The Compensation Committee believes that option grants provide significant performance incentives and that long-term equity-based compensation is an important element of our overall compensation program because it helps focus our executives on our long-term financial goals and operational performance and also aligns the interests of our executives with those of our shareholders. The potential financial value offered through such options, along with the typical vesting period, is also an important retention tool.

Historically, we have granted common stock options to our executive officers and directors as a form of long-term incentives. In January 2008, we adopted a new stock option plan, entitled the Sport-Haley 2008 Stock Option Plan (the “2008 Plan”). Under the 2008 Plan, the Compensation Committee is authorized to grant up to 50,000 non-qualified stock options and up to 150,000 incentive stock options. No options or other awards have been granted under the 2008 Plan.

We formerly adopted an Amended and Restated Stock Option Plan in 1993 (the “Former Plan”). The Former Plan provided for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and stock appreciation rights (“SARs”). The Former Plan expired by its terms in February 2003. Options granted under the Former Plan typically vested over three years, which provided the recipient some incentive to remain with the Company.

The 2008 Plan and Former Plan are administered by the Compensation Committee. Upon termination of a participant’s employment or consulting relationship with Sport-Haley, all unvested options terminate and are no longer exercisable. Vested options remain exercisable for a specified period of time following the termination date. The length of such an extended exercise period generally ranges from 30 days to one year, depending on the nature and circumstances of the termination.

Each of our NEOs has previously been granted options under the Former Plan, all of which are currently vested and exercisable. The options granted to our NEOs under the Former Plan will expire, based upon the date of their issuance, from January 2010 through February 2012. The Compensation Committee did not utilize a specific formula as the basis for granting awards under our Former Plan. No options could be granted under the Former Plan subsequent to February 28, 2003, when the Option Plan expired by its terms.

Options granted pursuant to the Former Plan prior to its expiration remain exercisable according to the terms of their issuance. All of the options previously granted under the Former Plan are now fully vested. The exercise price of each incentive option granted under the Former Plan must have been at least equal to the fair market value of the common stock of Sport-Haley on the date of grant. In the case of an optionee who owned stock possessing more than ten percent of the total combined voting power of all classes of stock of Sport Haley, the exercise price of incentive options could not be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Option Plan was determined by the Compensation Committee, but could not be less than 85% of the fair market value of the Common Stock.

As of June 30, 2008, a total of 586,000 non-qualified options were outstanding, with exercise prices ranging from $2.71 to $9.78 per share and a weighted average exercise price per share of $3.15. During the quarter ended June 30, 2008, no options were exercised and no options expired.

Perquisites and Other Benefits. Perquisites and other benefits provided to the NEOs include basic group health care coverage (the Company pays 80% of the NEO’s prorated premium for group medical insurance exclusive of spousal and dependent coverage), life insurance (the Company pays the premium for $50,000 of term life insurance per salaried employee in a group plan), paid vacations and 401(k) plan employer contributions (the Company matches employee contributions up to 3% of their annual compensation plus 50% of their contributions from 3 to 5% of their annual compensation, within applicable federal limits). The Compensation Committee believes that those benefits, which are detailed in the Summary Compensation Table under the heading “All Other Compensation,” are reasonable, competitive and consistent with our overall executive compensation program. In addition, with regard to our Chief Executive Officer, we also pay for certain automobile expenses and his golf club membership dues. We have also paid for a personal assistant to our Chief Executive Officer, who primarily provided non-business related personal services.

Termination and Severance Benefits

The Company has entered into an employment agreement with each of the NEOs. The Company’s executive employment contracts are generally based upon a standard form of agreement with various modifications, depending on the position. Each employment agreement generally requires the executive officer to devote his or her full productive time and best efforts to the Company and to hold in confidence all trade secrets and proprietary information he or she receives from the Company. The employment agreements set forth the base salary, incentive compensation, benefits and perquisites that the executive officer is entitled to as described above. The employment agreements also set forth the benefits and rights, as described below, to which the executive officers are entitled upon termination of employment and upon a change-in-control of the Company.

Donald W. Jewell. With respect to our Chief Executive Officer and President, Donald W. Jewell, if we elect to terminate his employment for other than “cause” (as defined in the employment agreement), or if Mr. Jewell were to terminate the agreement for cause, Mr. Jewell would be entitled to receive severance compensation equal to twelve months salary and 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Jewell is eligible to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Jewell terminate the agreement within sixty days of the change of control, then Mr. Jewell would be entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control, options previously granted to Mr. Jewell would become fully vested and exercisable on the date of termination. In the event of termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

Patrick W. Hurley. If we elect to terminate the executive employment agreement with Patrick W. Hurley, our Chief Financial Officer, Secretary and Treasurer, without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Mr. Hurley terminates the agreement with or without cause, he is entitled to receive severance compensation equal to six months’ salary, plus 50% of the last annual bonus paid to him. During the time he were to receive any such severance compensation, Mr. Hurley is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Mr. Hurley terminate the agreement within sixty days of the change of control, then Mr. Hurley is entitled to lump sum severance compensation equal to three times his annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Mr. Hurley would become fully vested and exercisable on the date of termination. In the event of termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

Catherine B. Blair. If we elect to terminate the executive employment agreement with Catherine B. Blair, our Vice President of Merchandising/Design, without “cause” (as defined in the agreement) or not to renew the agreement upon its expiration, or if Ms. Blair terminates the agreement with or without cause, she is entitled to receive severance compensation equal to fifteen months’ salary, plus 50% of the bonus, if any, paid to her in the preceding 12 months. During the time she were to receive any such severance compensation, Ms. Blair is entitled to participate in all employee benefit plans, at our expense. If there were to be a non-negotiated change in control of Sport-Haley, Inc., and either we or Ms. Blair terminate the agreement within sixty days of the change of control, then Ms. Blair is entitled to lump sum severance compensation equal to three times her annual salary and bonus payments during the preceding 12 months. In the event of termination due to a non-negotiated change in control of Sport-Haley, Inc., options previously granted to Ms. Blair would become fully vested and exercisable on the date of termination. In the event of termination by either party without cause, options previously granted would vest and become exercisable on a prorated basis from the date of grant to the date of termination.

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

Equity or other Security Ownership Requirements or Guidelines

We do not require our executive officers or directors to maintain ownership of any specified amounts of our common stock. None of our NEOs own shares of our common stock. One of our directors beneficially owns shares of our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Report of the Compensation Committee

The following statement made by the Compensation Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under either of these Acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which precedes this report (see “Item 11. Executive Compensation – Compensation Discussion and Analysis” above). Based on such review and discussion, the

Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

By the Compensation Committee of the Board of Directors of Sport-Haley, Inc.
Mark J. Stevenson, Chairman
Ronald J. Norick
James R. TenBrook

Compensation Committee Interlocks and Insider Participation

The following non-employee directors currently serve on the Compensation Committee of the Board of Directors: Mark J. Stevenson (Chairman), Ronald J. Norick and James R. TenBrook. There are no interlocks of executive officers or directors of the Company serving on the Compensation Committee or equivalent committee of another entity, which has any director or executive officer serving on the Compensation Committee, other committees or the Board of Directors of the Company.

Summary Compensation Table

The following table sets forth compensation information regarding our named executive officers for the last three fiscal years ended June 30, 2008.

Elements of compensation for our NEOs include salary, discretionary cash bonuses, options to purchase shares of our common stock under our former stock option plan and other perquisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. We also did not grant stock awards in fiscal years 2008, 2007 or 2006. As a result, columns related to these items have been omitted from the table above. See “Compensation Discussion and Analysis,” above.

Name And Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)

Donald W. Jewell (1)	2008	$325,000	$—		$27,000	(2)	$352,000
Chief Executive	2007	325,000	—		78,000	(2)	403,000
Officer and President	2006	200,000	64,000	(3)	32,000	(2)	296,000

Patrick W. Hurley	2008	125,000	—		8,000	(6)	133,000
Chief Financial	2007	121,000	—		3,000	(4)	124,000
Officer, Secretary and Treasurer	2006	110,000	12,000	(5)	2,000	(4)	124,000

Catherine B. Blair	2008	159,000	—		11,000	(4)	170,000
Vice President –	2007	125,000	—		7,000	(4)	132,000
Merchandising / Design	2006	111,000	3,000	(5)	2,000	(4)	116,000

(1)     Mr. Jewell served as our Senior Vice President since February 2001, our Interim Chief Executive Officer since November 2004 and our President since April 2005. In September 2006, we appointed Mr. Jewell as our permanent Chief Executive Officer and President, and after that time he no longer serves as our Senior Vice President.

(2)     Mr. Jewell’s Other Compensation for 2008 consisted of life insurance premiums paid by the Company, 401(k) plan contributions, medical insurance premiums, country club membership fees, automobile expenses and payments and benefits for a personal assistant ($6,000). Mr. Jewell’s Other Compensation for 2007 consisted of life insurance premiums paid by the Company, 401(k) plan contributions, medical insurance premiums, country club membership fees, automobile expenses, unreimbursed personal expenses and payments and benefits for a personal assistant ($53,000). Mr.

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

(6)     Comprised of contributions by the Company to the Named Officer’s 401(k) account plus term life insurance premiums paid by the Company and reimbursements for professional dues and seminars.

Executive Employment Agreements

We have entered into the following executive employment agreements with our NEOs:

Donald W. Jewell. Effective February 1, 2001, we entered into an employment agreement with Donald W. Jewell to serve as our Senior Vice President. In January 2006, we and Mr. Jewell entered into an agreement, effective November 1, 2005, whereby Mr. Jewell agreed, in addition to his duties, responsibilities and benefits under his existing employment agreement, to serve as our Interim Chief Executive Officer through June 30, 2005, subject to automatic monthly extensions. In April 2005, Mr. Jewell was appointed to serve as our President. The agreement, as amended, requires that Mr. Jewell devote his full business time as our Interim Chief Executive Officer, President and Senior Vice President, at an annual salary of $200,000 and such bonuses, as awarded by our Board of Directors, and extends for a two-year term, subject to automatic one-year extensions at the end of each year. In September 2006, we appointed Mr. Jewell as our permanent Chief Executive Officer for a salary of $325,000, retroactive to July 1, 2006, and he no longer serves as our Senior Vice President. Until such time as a new employment agreement is finalized, the terms of the February 2001 agreement, as amended, will generally remain in effect. In addition, we agreed with Mr. Jewell that we would provide for a personal assistant, with benefits, for his use and personal service and to pay the membership dues for a golf club that Mr. Jewell uses primarily for business purposes. The agreement contains a non-competition provision for twelve months following termination, provided that Mr. Jewell could be released from the non-competition clause if he were terminated without cause and if he had elected to forego any severance pay. If Mr. Jewell becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Patrick W. Hurley. Effective December 1, 2000, we entered into an employment agreement with Patrick W. Hurley. The agreement, as amended, requires that Mr. Hurley devote his full business time as our Chief Financial Officer, Secretary and Treasurer at an annual salary of $125,000 and such bonuses, as may be awarded by our Board of Directors, and extends for a one-year term, subject to automatic one-year extensions after each year. If Mr. Hurley becomes disabled during the term of the agreement, his full salary will be continued for one year from the date of disability.

Catherine B. Blair. Effective July 1, 2007, we entered into an amended employment agreement with Catherine B. Blair. The agreement requires that Ms. Blair devote her full business time as our Vice President of Merchandising/Design at an annual salary of $160,000 for the term from July 1, 2007, through June 30, 2008, and $175,000 for the term from July 1, 2008, through June 30, 2009, and thereafter, and such bonuses, as may be awarded by our Board of Directors, and extends for a two-year term, subject to automatic one-year extensions after each year. If Ms. Blair becomes disabled during the term of the agreement, her full salary will be continued for one year from the date of disability.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth information regarding the outstanding equity awards to our NEOs at June 30, 2007. We have not granted any stock awards to our NEOs during 2007 and, accordingly, we had no outstanding stock awards during 2007. Thus, the columns related to stock awards have been omitted from the following table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Donald W. Jewell	25,000	—	3.00	08/01/11
Chief Executive Officer and President	25,000	—	3.60	02/12/12

Patrick W. Hurley	15,000	—	3.00	01/05/10
Chief Financial Officer,	20,000	—	3.00	07/02/11
Secretary and Treasurer	15,000	—	3.60	02/12/12

Catherine B. Blair	15,000	—	3.00	01/05/10
VP – Merchandising and	15,000	—	3.00	07/02/11
Design	20,000	—	3.60	02/12/12

Director Compensation

The following table shows certain compensation information with respect to our non-employee directors for fiscal 2008. Our only director who is an employee of the Company, Donald W. Jewell, does not receive any additional compensation for serving as a director. Each of our non-employee directors receives an annual fee of $10,000 for serving as director. The Chairman of the Board, Chairman of the Audit Committee and Chairman of the Compensation Committee received additional fees of $30,000, $10,000 and $2,500 in 2008, respectively. Director fees are paid quarterly. We did not grant any stock awards or options to purchase our common stock our directors during 2008. Further, we do not have a non-equity incentive plan or pension plan for our directors, nor do our directors receive any perquisites or other benefits, other than reimbursement of travel expenses. Accordingly, columns related to these items were deleted from the following table.

Name	Fees earned or paid in cash ($)	Total ($)
Ronald J. Norick, Chairman of the Board (1)	$40,000	$40,000
James R. TenBrook, Audit Committee Chair (2)	20,000	20,000
Mark J. Stevenson, Compensation Committee Chair (3)	12,500	12,500
William O. Johnstone	10,000	10,000

(1)     Mr. Norick received $30,000 in compensation for serving as the Chairman of the Board in addition to the $10,000 per year fee paid to all non-employee directors.

(2)     Mr. TenBrook received an additional $10,000 in compensation for serving as Chairman of the Audit Committee in addition to the $10,000 per year fee paid to all non-employee directors.

(3)     Mr. Stevenson received an additional $2,500 in compensation for serving as Chairman of the Compensation Committee in addition to the $10,000 per year fee paid to all non-employee directors.

Two of our current non-employee directors received options to purchase our common stock prior to the expiration of our former Option Plan in February 2003. As of June 30, 2008, each non-employee director had the following number of fully-vested options to purchase our common stock:

Name	Options Outstanding at June 30, 2008
Ronald J. Norick	150,000
Mark J. Stevenson	75,000
James R. TenBrook	—
William O. Johnstone	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 15, 2008, by: (i) each person known by Sport-Haley, Inc. to own beneficially more than 5% of the outstanding common stock; (ii) each director or nominee; and, (iii) all executive officers and directors as a group. The information with respect to institutional investors is generally derived from statements filed with the Securities and Exchange Commission under §13(d) or §13(g) of the Securities Exchange Act. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

	Shareholdings on September 15, 2008
Name and Address (1)	Number of Shares (2)	Percent of Class (3)
Donald W. Jewell (4)	50,000	2.14%

Patrick W. Hurley (4)	50,000	2.14

Catherine B. Blair (4)	50,000	2.14

Ronald J. Norick (5)	375,617	15.43

James R. TenBrook	0	*

Mark J. Stevenson (4)	75,000	3.18

William O. Johnstone	0	*

Daniel Zeff, Zeff Holding Co., LLC,
Zeff Capital Partners ILP and
Spectrum Galaxy Fund Ltd. (6)
50 California Street, Suite 1500
San Francisco, CA 94111	539,663	23.62

MicroCapital, LLC, Ian P. Ellis
and MicroCapital Fund, LP (7)
623 Fifth Avenue, Suite 2502
New York, NY 10022	253,327	11.09

Dimensional Fund Advisors Inc. (8)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	205,995	9.02

Hillson Partners Limited Partnership (9)
6900 Wisconsin Avenue, Suite 501
Bethesda, MD 20815	159,415	6.98

All directors and officers as a group
(Seven persons in total) (10)	600,617	22.58

*	Less than 1%
(1)	Except as noted above, the address for all persons listed is 4600 E. 48th Avenue, Denver, Colorado 80216.
(2)	Ownership includes both outstanding common stock and shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after September 15, 2008.
(3)	All percentages are calculated based on the number of outstanding shares in addition to shares which a person or group has the right to acquire within 60 days of September 15, 2008.
(4)	Consists solely of shares subject to currently exercisable options which are fully vested .
(5)

Includes 150,000 shares subject to currently exercisable options or options which will become exercisable within 60 days after the date hereof and 225,617 shares owned of record by entities affiliated with Mr. Norick, of which shares Mr. Norick has shared voting and dispositive power.

(6)

Daniel Zeff is the sole manager and member of Zeff Holding Company, LLC, which serves as the general partner of Zeff Capital Partners I LP. Mr. Zeff provides discretionary investment management services to Zeff Capital Offshore Fund, a class of shares of Spectrum Galaxy Fund Ltd., a company incorporated in the British Virgin Islands. Mr. Zeff beneficially owns 539,663 shares of common stock, comprised of 198,312 shares held by Spectrum Galaxy Fund Ltd. and 341,351 shares held by Zeff Capital Partners I LP. Mr. Zeff and Zeff Holding Company, LLC each disclaim, for purposes of Section 16 of the Securities Exchange Act of 1934, beneficial ownership of such securities reported, except to the extent of his/its indirect pecuniary interest therein. Each of Zeff Holding Company, LLC and Zeff Capital Partners I LP disclaims beneficial ownership over all shares held by Spectrum Galaxy Fund Ltd.

(7)

MicroCapital LLC is a Delaware limited liability company and a registered investment adviser, whose managing member is Ian P. Ellis. MicroCapital LLC acts as investment advisor and general partner to MicroCapital Fund, LP. MicroCapital LLC and Mr. Ellis, the majority owner and managing member of MircroCapital Fund, LP, have the right or the power to direct the receipt of proceeds from the sale of common stock to MicroCapital Fund, LP’s investment advisory clients. MicroCapital Fund, LP and MicroCapital Ltd., a Cayman Islands company, are investment advisory clients of MicroCapital LLC that beneficially own shares of Sport-Haley’s common stock.

(8)

Dimensional Fund Advisors LP (“Dimensional”) is a registered investment advisor that beneficially owns 205,995 shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are collectively referred to as the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the 205,995 common shares described herein and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds, and Dimensional disclaims beneficial ownership of such securities.

(9)	Hillson Partners Limited Partnership has sole voting power and sole dispositive power of 159,415 shares.
(10)	Includes 375,000 shares of common stock subject to currently exercisable options or options which will become exercisable within 60 days after September 15, 2008.

Equity Compensation Plan Information

In January 2008, adopted a new stock option plan, entitled the Sport-Haley, Inc. 2008 Stock Option Plan (the “2008 Plan”), which was approved by our shareholders in February 2008. Under the 2008 Plan, the Compensation Committee is authorized to grant up to 50,000 non-qualified stock options and up to 150,000 incentive stock options.

We previously adopted our Amended and Restated 1993 Stock Option Plan (the “Former Plan”). The Former Plan was approved by our shareholders in 1993, was amended in 1997 and expired by its terms in February 2003.

The following table contains information regarding the equity compensation plan as of June 30, 2008.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	586,000	(1)	$3.15	(2)	200,000	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	586,000		$3.15		200,000

(1)

The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Sport-Haley, Inc. common stock granted pursuant to the Former Plan to directors, officers, employees, consultants and golf tour professionals. All options were fully vested as of June 30, 2008.

(2)	The outstanding options issued under the Former Plan range in exercise price from $2.71 to $9.78 per share.

(3)

The Former Plan, as amended, expired by its terms on February 28, 2003. Therefore, no further options to purchase Sport-Haley, Inc. common stock were granted under the Former Plan after that date. No options or other awards have been granted under the 2008 Plan.

ITEM 13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We adopted a policy that requires Board approval by a disinterested majority of the directors voting for any transaction in which one of our directors, nominees for director, executive officers or greater than five percent stockholders, or their immediate family members, have a material interest. All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, our Company. Our executive officers monitor our operations, giving consideration to the disclosed relationships, and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is, among other things, on terms no less favorable to us than those involving unrelated parties, in accordance with our policies and procedures, and that the transaction is properly disclosed in our reports to shareholders.

Other than the employment arrangements described elsewhere in this report and the transactions described below, since July 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP, our independent registered public accountants, during fiscal year 2008 for the audit of our annual financial statements, the reviews of our quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for the 2008 fiscal year totaled $60,000.

The aggregate fees billed by Hein & Associates LLP, our former independent registered public accountants, during fiscal year 2008 for the audit of our annual financial statements or the services that are normally provided by in connection with statutory and regulatory filings or engagements for the 2008 fiscal year totaled $5,000.

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

(2)   Audit-related Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $0 for fiscal year 2008.

The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $0 for fiscal year 2008.

The aggregate fees billed by Gordon, Hughes & Banks, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $3,000 for fiscal year 2007.

The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not included in the “Audit Fees” described above totaled $3,000 for fiscal year 2007.

(3)   Tax Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP in fiscal years 2008 and 2007 for professional services rendered for tax compliance, tax advice and tax planning totaled $7,000 and $4,000, respectively, and consisted primarily of services with respect the preparation of federal and state income tax returns.

The aggregate fees billed by Hein & Associates LLP in fiscal years 2007 for professional services rendered for tax compliance totaled $5,000 and consisted primarily of services with respect the preparation of federal and state income tax returns.

(4)   All Other Fees. The aggregate fees billed by Gordon, Hughes & Banks, LLP in fiscal years 2008 and 2007, other than for the services reported in “Audit Fees,” “Audit Related Fees” or “Tax Fees” described above, totaled $0 and $0, respectively.

(5)   Audit Committee Approval Procedures. Our independent registered public accountants report to, and are engaged at the direction of, the Audit Committee, with annual approval by the shareholders. Since May 2003, the Audit Committee has maintained procedures for the pre-approval of audit and non-audit services performed by independent registered public accountants. The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by independent registered public accountants and acts to assure that independent registered public accountants are not engaged to perform specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits, Financial Statements and Financial Statement Schedules

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

(1)   Financial Statements

Index to financial statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(3)   Exhibits

Exhibit No.		Document
#*	3.1	Amended and Restated By-laws of Sport-Haley, Inc., as adopted February 21, 2007.

*/	3.1.2	Amended and Restated Articles of Incorporation of Sport-Haley, Inc. as filed on March 7, 1994 with the Secretary of State for the State of Colorado.

*/	4.1	Form of Specimen Certificate for Common Stock of Sport-Haley, Inc.

#	10.1.3	1993 Stock Option Plan, effective March 1993, as amended.

~+	10.1.4	Sport-Haley, Inc. 2008 Stock Option Plan

x	10.2.1	Employment Agreement, dated January 1, 1997, by and between Robert G. Tomlinson and Sport-Haley, Inc.

III	10.2.4	Employment Agreement, dated December 1, 1999, by and between Kevin Tomlinson and Sport-Haley, Inc.

xx	10.2.4.1	Employment Agreement, dated March 18, 2002, by and between Kevin M. Tomlinson and Sport-Haley, Inc.

x	10.2.6	Employment Agreement, dated January 1, 1997, by and between Robert W. Haley and Sport-Haley, Inc.

##	10.2.7	Employment Agreement, dated February 1, 2001, by and between Donald W. Jewell and Sport-Haley, Inc.

&	10.2.7.1	Letter agreement effective November 1, 2004, amending Employment Agreement of Donald W. Jewell and Sport-Haley, Inc.

##	10.2.8	Employment Agreement, dated December 1, 2000, by and between Patrick W. Hurley and Sport-Haley, Inc.

&	10.2.8.1	Amendment to Employment Agreement, effective December 1, 2004, by and between Patrick W. Hurley and Sport-Haley, Inc.

&	10.2.10	Employment Agreement, effective December 20, 2004, by and between George E. Tomlinson and Sport-Haley, Inc.

&	10.2.11	Employment Agreement, effective December 20, 2004, by and between Barry L. Hyman and Sport-Haley, Inc.

+*	10.2.12	Employment Agreement, effective February 7, 2006, by and between Michael D. Doris and Sport-Haley, Inc.

x	10.2.13	Form of standard Endorsement Agreement by and between various golf professionals and Sport-Haley.

+~	10.2.14	Employment Agreement, dated July 1, 2007, by and between Catherine B. Blair and Sport-Haley, Inc.

II	10.3.2	Business Loan Agreement, dated November 5, 1998, by and between U.S. Bank National Association and Sport-Haley, Inc.

#~	10.3.8	License Agreement, dated May 27, 2008, between Callaway Golf Company. and Sport-Haley, Inc. [*]

++	10.4.1	Lease Agreement, dated July 29, 1994, by and among Thomas J. Hilb, individually, Thomas J. Hilb, as Trustee of the Connie Hilb Trust, and Sport-Haley, Inc.

x*	10.4.2	Second Amendment to Lease Agreement, dated September 28, 2001, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley.

~*	10.4.3	Third Amendment to Lease Agreement, dated July 11, 2006, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley, Inc.

*/	10.5	Form of Independent Sales Representative Agreement.

+	10.7	Trademark Registrations, dated February 21, 1995, issued by the United States Patent and Trademark Office to Sport-Haley, Inc.

~*	10.8	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley, Inc. for our script SPORT HALEY logo.

~*	10.9	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley, Inc. for our script SPORT HALEY logo superimposed over “SH” in block letters.

~*	10.10	Trademark License Agreement, dated August 22, 2006, issued by United States Patent and Trademark Office to Sport-Haley, Inc. for our SPORT HALEY logo in block letters.

*+	10.11	Operating Agreement for Reserve Apparel Group LLC.

~	10.12	Agreement to Purchase Limited Liability Company Membership Interest, Settlement and Mutual Releases, dated September 21, 2006.

*#	14.1	Code of Ethics for Senior Financial Officers.

&	14.2	Code of Conduct and Ethics for Directors, Officers and Employees.

***	31.1	Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	31.2	Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

***	32.1	Certification of Donald W. Jewell and Patrick W. Hurley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*/	Incorporated by reference from Sport-Haley, Inc.’s Registration Statement on Form SB-2 (File No. 33-74876-D)
+	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed October 6, 1995 (File No. 33-74876-D)
++	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed September 14, 1994 (File No. 33-74876-D)
—	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSBA/1 filed February 2, 1996 (File No. 33-74876-D)
#	Incorporated by reference from Sport-Haley, Inc.’s Form 10-QSB filed on May 12, 1997 (File No. 33-74876-D)
x	Incorporated by reference from Sport-Haley, Inc.’s Form 10-KSB filed on September 29,1997 (File No. 33-74876-D)
II	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on February 16, 1999(File No. 333-18831)
III	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on November 3, 2000 (File No. 03374876-D)

##	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 9, 2001 (File No. 033-74876-D)
xx	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q filed on May 10, 2002 (File No. 033-74876-D)
x*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on September 27, 2002 (File No. 033-74876-D)
*#	Incorporated by reference from Sport-Haley, Inc.’s Schedule 14A filed on February 27, 2004 (File No. 033-74876-D)
%	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2004 (File No. 033-74876-D)
&	Incorporated by reference from Sport-Haley, Inc.’s Form 10-Q fled on February 22, 2005 (File No. 033-74876-D)
**	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2005 (File No. 33-74876-D)
*+	Incorporated by reference from Sport-Haley, Inc.’s Form 8-K filed on November 8, 2005 (File No. 33-74876-D)
+*	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 22, 2006 (File No. 0-51715)
~	Incorporated by reference from Sport-Haley Inc.’s, Form 8-K filed on September 26, 2006 (File No. 0-51715)
~*	Incorporated by reference from Sport-Haley, Inc.’s Form 10-K filed on October 13, 2006 (File No. 0-51715)
#*	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 14, 2007 (File No. 0-51715)
+~	Incorporated by reference from Sport-Haley Inc.’s, Form 8-K filed on November 2, 2007 (File No. 0-51715)
~+	Incorporated by reference from Sport-Haley Inc.’s, Form 10-Q filed on May 14, 2008 (File No. 0-51715)
#~	Incorporated by reference from Sport-Haley Inc.’s, Form 8-K filed on May 30, 2008 (File No. 0-51715)
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT-HALEY, INC.

October 14, 2008	By:	/s/ PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Chief Executive Officer,	October 14, 2008
Donald W. Jewell	President and Director

/s/ PATRICK W. HURLEY	Chief Financial Officer,	October 14, 2008
Patrick W. Hurley	Secretary and Treasurer

/s/ RONALD J. NORICK	Director	October 14, 2008
Ronald J. Norick	and Chairman of the Board

/s/ JAMES R. TENBROOK	Director	October 14, 2008
James R. TenBrook	and Audit Committee Chairman

/s/ MARK J. STEVENSON	Director	October 14, 2008
Mark J. Stevenson	and Compensation Committee Chairman

/s/ WILLIAM O. JOHNSTONE	Director	October 14, 2008
William O. Johnstone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sport-Haley, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Sport-Haley, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

October 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sport-Haley, Inc. and Subsidiary

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Sport-Haley, Inc. and Subsidiary as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport-Haley, Inc and Subsidiary. as of June 30, 2006, and the results of their operations and their cash flows for the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/HEIN & ASSOCIATES LLP

Denver, Colorado
October 9, 2008

SPORT-HALEY, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2008	2007
		As Corrected
		(Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,830,000	$4,464,000
Marketable securities	200,000	—
Accounts receivable, net of allowances of $278,000 and $374,000, respectively	2,791,000	3,066,000
Inventories	5,947,000	5,886,000
Prepaid expenses and other	264,000	203,000
Total current assets	12,032,000	13,619,000

PROPERTY AND EQUIPMENT, net	197,000	399,000
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$12,232,000	$14,021,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,421,000	$2,042,000
Accrued royalties payable	52,000	181,000
Accrued commissions payable	180,000	214,000
Accrued payroll	138,000	249,000
Other	177,000	179,000
Total current liabilities	1,968,000	2,865,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
Minimum royalties payable	80,000	178,000
Total contingent liabilities	80,000	178,000

TOTAL LIABILITIES	2,048,000	3,043,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	82,000	876,000
Total shareholders’ equity	10,184,000	10,978,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,232,000	$14,021,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
		As Corrected	As Corrected
		(Note 2)	(Note 2)

NET SALES	$17,117,000	$18,893,000	$20,962,000

COST OF GOODS SOLD
Cost of goods sold	10,533,000	12,032,000	13,761,000
Inventory impairments	230,000	312,000	408,000
Total cost of goods sold	10,763,000	12,344,000	14,169,000

GROSS PROFIT	6,354,000	6,549,000	6,793,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	6,802,000	7,087,000	7,090,000
Royalty expense	578,000	917,000	927,000
Goodwill impairment	—	270,000	—
Total other operating costs	7,380,000	8,274,000	8,017,000

LOSS FROM OPERATIONS	(1,026,000)	(1,725,000)	(1,224,000)

OTHER INCOME AND (EXPENSE)
Interest income	112,000	275,000	271,000
Other income	196,000	104,000	182,000
Interest expense	(61,000)	(11,000)	—
Other expense	—	(8,000)	(15,000)
Total other income, net	247,000	360,000	438,000

LOSS FROM OPERATIONS BEFORE MINORITY INTEREST IN SUBSIDIARY LOSS AND PROVISION FOR INCOME TAXES	(779,000)	(1,365,000)	(786,000)

Minority Interest in Subsidiary (Income) Loss	—	(46,000)	259,000

Provision for income taxes	(15,000)	(29,000)	(7,000)

NET LOSS	$(794,000)	$(1,440,000)	$(534,000)

NET LOSS PER SHARE
Basic and diluted	$(0.35)	$(0.56)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,284,000	2,580,000	2,749,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	RETAINED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
BALANCES as previously reported,
July 1, 2005	2,645,252	$10,460,000	$1,590,000	$3,689,000	$15,739,000

CORRECTIONS (Note 2)	—	—	—	(146,000)	(146,000)

BALANCES, July 1, 2005
(as corrected, Note 2)	2,645,252	10,460,000	1,590,000	3,543,000	15,593,000

Stock options exercised	125,000	353,000	—	—	353,000
Stock-based compensation	—	—	31,000	—	31,000
Cash dividend paid on common shares	—	—	—	(693,000)	(693,000)
Net loss (as corrected, Note 2)	—	—	—	(534,000)	(534,000)

BALANCES, June 30, 2006
(as corrected, Note 2)	2,770,252	10,813,000	1,621,000	2,316,000	14,750,000

Repurchase common stock	(485,762)	(2,332,000)	—	—	(2,332,000)
Net loss (as corrected, Note 2)	—	—	—	(1,440,000)	(1,440,000)

BALANCES, June 30, 2007
(as corrected, Note 2)	2,284,490	8,481,000	1,621,000	876,000	10,978,000

Net loss	—	—	—	(794,000)	(794,000)

BALANCES, June 30, 2008	2,284,490	$8,481,000	$1,621,000	$82,000	$10,184,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
		As Corrected	As Corrected
		(Note 2)	(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(794,000)	$(1,440,000)	$(534,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	209,000	258,000	324,000
Inventory impairments and write-downs	230,000	312,000	408,000
Goodwill impairment	—	270,000	—
Provisions for doubtful accounts and sales returns	73,000	(13,000)	(71,000)
Stock-based compensation expense	—	—	31,000
Gain/loss on disposal of assets	—	—	12,000
Minority interest in subsidiary loss	—	49,000	56,000
Changes in assets and liabilities:
Accounts receivable	202,000	897,000	616,000
Inventory	(291,000)	(1,373,000)	(1,052,000)
Prepaid expenses and other assets	(61,000)	(9,000)	2,000
Accounts payable	(621,000)	(109,000)	1,396,000
Accrued royalties, commissions and other	(374,000)	(119,000)	(49,000)
Net cash provided by (used in) operating activities	(1,427,000)	(1,277,000)	1,139,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(200,000)	—	—
Purchase of fixed assets	(7,000)	(44,000)	(44,000)
Proceeds from the disposal of fixed assets	—	—	16,000
Purchase of minority interest	—	(375,000)	—
Net cash used in investing activities	(207,000)	(419,000)	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	1,850,000	300,000	—
Repayments under line of credit	(1,850,000)	(300,000)	—
Repurchase common stock	—	(2,332,000)	—
Cash dividend paid on common shares	—	—	(693,000)
Stock option exercises	—	—	353,000
Net cash used in financing activities	—	(2,332,000)	(340,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,634,000)	(4,028,000)	771,000

CASH AND CASH EQUIVALENTS, Beginning of year	4,464,000	8,492,000	7,721,000

CASH AND CASH EQUIVALENTS, End of year	$2,830,000	$4,464,000	$8,492,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$17,000	$11,000	$—
Income taxes	$15,000	$29,000	$7,000

See accompanying notes to these consolidated financial statements.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation – Included in the 2008, 2007 and 2006 consolidated financial statements are the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company,” “we,” “us” or “our.” All significant inter-company transactions between Sport Haley and Reserve Apparel have been eliminated.

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

Reserve Apparel, formed in November 2005, designed, purchased, contracted for the manufacture of, marketed and distributed golf apparel and outerwear under the Top-Flite® label to mass retailers and other big-box, high sales volume retail stores. In accordance with the Reserve Apparel operating agreement, Sport Haley initially owned a 51% interest in Reserve Apparel and Explorer Gear USA, Inc. (“Explorer Gear”) owned a 49% interest. On September 21, 2006, Sport Haley entered into an agreement with Explorer Gear to purchase its 49% interest in Reserve Apparel for a lump sum payment of $375,000, since which time Reserve Apparel has been a wholly-owned subsidiary of Sport Haley. Top-Flite® branded golf apparel was distributed per the terms of a license agreement with Callaway. We discontinued marketing Top-Flite® Branded apparel in November 2007, and in March 2008 the license agreement was amended to remove the Top-Flite® brand, effective January 1, 2008.

Marketable Securities – Marketable securities generally consist of certificates of deposit that have an initial maturity of greater than three months and are classified as held-to-maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximate their fair value.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. In most cases, individual trade receivables apply to a specific identifiable sales invoice. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. From time to time, management also identifies delinquent customer accounts and other receivables for which a specific reserve is required. At both June 30, 2008 and 2007, our allowances for doubtful accounts of $197,000 and $235,000, respectively, included a specific reserve of $116,000 with respect to the potential non-recovery of the net amount due to Sport Haley from a former inventory supplier to Reserve Apparel. In September 2008, the Court ruled in our favor and against the former inventory supplier in the amount of $291,135. In order to collect from the former supplier, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection is not assured, we maintained the $116,000 reserve for potential non-recovery at June 30, 2008.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are generally stated at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Inventories are written down to market value as adjustments to reserves for inventory obsolescence. Changes in the reserves for inventory obsolescence are reflected in total cost of goods sold during the periods in which the reserve is recorded and the obsolete inventory is sold, respectively. Write-downs as a result of inventory obsolescence totaled $230,000, $312,000 and $408,000 for 2008, 2007 and 2006, respectively.

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

Sales Incentives – The types of incentives that we offer to our customers generally include sales discounts, terms discounts and free goods, which we include in the net sales line of our statement of operations. In the ordinary course of our business, we may offer our customers sales discounts of up to 25%, terms discounts of up to 10% or free goods of up to 5% off of our stated wholesale prices. The revenue effects of sales discounts and free goods are recorded upon invoicing our customer for the related merchandise. We record terms discounts, if applicable, upon receipt of payment from the customer. On a limited basis, we also participate in cooperative advertising with certain of our customers. Charges for cooperative advertising are recorded as advertising expense in the period in which our payment is made or when we issue credit to the customer’s account.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold – Our gross margins may not be comparable to other companies within the golf apparel industry. We have consistently included the cost of merchandise sold, including import charges, in-bound freight, allocated overhead and other charges, custom embroidery costs and freight-out in our cost of goods sold. Amounts invoiced to our customers for custom embroidery as well as shipping and handling charges are included as components of our net sales. Our overhead allocation includes certain of our distribution costs, such as receiving, inspection and shipping costs, but we include some of the other costs of distribution, such as a portion of our warehousing and other handling costs, in selling, general and administrative expense. Our gross margins also include, on a consolidated basis, the operations of Reserve Apparel, which distributed Top-Flite® apparel to the mass retail market at much lower price points and gross margins that those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® apparel brands. Other companies within the golf apparel industry may or may not operate within the premium and mid-price markets as well as the mass retail market. We include royalty payments, relating to sales of licensed apparel, in other operating costs.

Advertising – We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. We had no capitalized direct response advertising for 2008, 2007 or 2006. We include costs for the following in advertising expenses: sales catalogs; tradeshows; apparel used in promotional activities; print ads in golf and other publications; marketing group fees; co-operative advertising; market research; amounts paid to professional golfers; and, various other items. Advertising expense was $920,000, $879,000 and $837,000 for 2008, 2007, and 2006, respectively.

Deferred Taxes – Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce our deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and based upon a review at June 30, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Our significant estimates include our allowance for doubtful accounts, allowance for sales returns, inventory reserves and valuation allowances associated with our deferred tax assets. Actual results could differ from our estimates.

Certain Risks and Concentrations – Our operations consist of designing, purchasing, contracting for the

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacture of, marketing and wholesale distribution of golf apparel for men and women. Our headquarters are located in Denver, Colorado, and our customers are located throughout the United States and abroad. As of June 30, 2008, 2007 and 2006, the majority of our receivables were from customers in the golfing industry. We perform on-going credit evaluations, and management believes that we maintain adequate reserves for potential credit losses.

We place significant reliance on foreign suppliers that provide finished and packaged apparel, which heightens the risk that our revenues could be adversely affected if a foreign shipment or shipments were received late or lost. We maintain insurance for risk of loss relating to goods shipped from our foreign and domestic suppliers. However, our significant reliance on foreign suppliers heightens the risk that we may be left with inadequate or unsatisfactory recourse should the goods received from the foreign suppliers be nonconforming. In 2008, 2007 and 2006, we purchased significant amounts of our finished apparel from various foreign suppliers. If we were to lose or terminate the services of any of these significant suppliers, our short-term ability to fulfill customers’ orders on a timely basis could be substantially impaired, thereby negatively affecting the results of our operations. In 2008, we purchased 60%, 11% and 6% of our finished apparel from three separate foreign suppliers. In 2007, we purchased 63%, 9% and 6%, and, in 2006, 57%, 7%, 7%, 6% and 5% of our finished apparel from three and five separate foreign suppliers, respectively.

Statements of Cash Flows – For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with original maturities of three months or less, that are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates, to be cash equivalents.

Financial Instruments – We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in shareholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income (loss) and income or loss from changes in certain assets and liabilities that are reported directly in equity. We had no items of other comprehensive income for 2008, 2007, or 2006, except for net loss.

Net Income (Loss) Per Share – Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses reported in 2008, 2007 and 2006, all of our stock options outstanding were anti-dilutive, and thus excluded from the loss per share calculations.

Stock-Based Compensation – In January 2008, we adopted a new stock option plan, entitled the Sport-Haley, Inc. 2008 Stock Option Plan (the “2008 Plan”), which was approved by our shareholders at our annual meeting that was held on February 21, 2008, and continued on February 25, 2008. Under the 2008 Plan, the Compensation Committee of the Company’s Board of Directors is authorized to grant up to 50,000 non-qualified stock options and up to 150,000 incentive stock options. No options or other awards have been granted under the 2008 Plan.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2008, there were outstanding options to purchase 586,000 shares of our common stock at exercise prices ranging from $2.71 to $9.78 per share and expiration dates between August 2008 and January 2013. All options are fully vested. During the year ended June 30, 2008, no options were exercised and 7,500 options expired.

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

Upon our adoption of the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, we recorded $31,000 in stock-based compensation expense using the fair value method. We have not been required to recognize any additional stock-based compensation expense, because upon recording the $31,000 the fair value of all employee-related options had been fully amortized. Therefore, we have omitted the comparison of pro forma amounts of net income (loss) and net income (loss) per share applicable to common stock for 2008 and 2007.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006

Net loss - as corrected (Note 2)	$(534,000)
Effect of employee stock-based compensation included in reported net loss	31,000
Effect of employee stock-based compensation per SFAS 123	(31,000)
Net loss applicable to common stock - pro forma	$(534,000)

Basic and Diluted:
Loss per share – as corrected (Note 2)	$(0.19)
Effect of employee stock-based compensation included in reported net loss	0.01
Effect of employee stock-based compensation per SFAS 123	(0.01)
Net loss applicable to common stock - pro forma	$(0.19)

Recent Pronouncements – In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 are expected to improve the quality of information provided to users of financial statements. Our adoption of SFAS 163 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because: (i) it is directed to the auditor rather than the entity; (ii) it is complex; and, (iii) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities, because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and is issuing SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Our adoption of SFAS 162 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FASB Statement No. 133 (“SFAS 131”), “Accounting for Derivative Instruments and Hedging Activities,” establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 131 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and, (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption encouraged. SFAS 161 further encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not anticipate early adoption, and our adoption of SFAS 161 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.          CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

In August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. This issue was brought to our attention by a third party and was not an intentional concealment or act on the part of the Company or any of its officers, directors or employees. For such imports, the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel.

In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we began voluntarily preparing a Prior Disclosure in September 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure will correct amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure is submitted to US Customs and Border Protection. We expect to submit our Prior Disclosure on or about October 15, 2008. In September 2008, we retained an import duties specialist to assist us with the Prior Disclosure. The specialist has advised us that, upon our delivery of the Prior Disclosure and the payment of applicable amounts and interest thereon, it is highly unlikely that US Customs and Border Protection will assess further fines and/or penalties with regard to this matter. Therefore, we believe that upon delivery of our Prior

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosure and the related payment, US Customs and Border Protection will consider this matter closed. We determined that additional customs duties owed for fiscal 2008 and the applicable periods within the prior four fiscal years totaled $641,000 and interest due thereon totaled $44,000.

In order to assess materiality with regard to the underpaid customs duties, we applied the concepts set forth in Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” issued by the Securities and Exchange Commission and FASB Concepts Statement No. 2, “Qualitative Characteristics of Accounting Information.” We applied the iron curtain and rollover approaches proscribed by SAB 108 to quantify the effects on the current and prior fiscal years caused by the underpaid customs duties. Per SAB 108, “[T]he iron curtain approach quantifies a misstatement based upon the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatements year(s) of origination.” The rollover approach quantifies a misstatement based on the amount of the error originating in the income statement for the year in which the error occurred. Per FASB Concepts Statement No. 2, qualitative materiality determinations are based upon whether “it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.”

Our qualitative analysis and our quantitative analysis under the rollover approach each yielded results that indicate the correction of prior year financial statement amounts is immaterial in each case. Our quantitative analysis under the iron curtain approach yielded results that indicate application of the iron curtain method would cause our fiscal 2008 financial statements to be materially misstated. When analyzing materiality under the iron curtain and rollover approaches, SAB 108 directs, “[A] registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.” SAB 108 further instructs, “[A]fter all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements.” Accordingly, we have corrected our fiscal 2007 and fiscal 2006 financial statements and our retained earnings as of July 1, 2005.

The following comparison of consolidated statements of income for the years ended June 30, 2007 and 2006, and the comparison of consolidated balance sheets as of June 30, 2007, present the effects resulting from correcting the Company’s financial statements for the aforementioned reason.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2007		2006
		As Previously		As Previously
	As Corrected	Reported	As Corrected	Reported

NET SALES	$18,893,000	$18,893,000	$20,962,000	$20,962,000

COST OF GOODS SOLD
Cost of goods sold	12,032,000	11,893,000	13,761,000	13,642,000
Inventory impairments	312,000	312,000	408,000	408,000
Total cost of goods sold	12,344,000	12,205,000	14,169,000	14,050,000

GROSS PROFIT	6,549,000	6,688,000	6,793,000	6,912,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	7,087,000	7,087,000	7,090,000	7,090,000
Royalty expense	917,000	917,000	927,000	927,000
Goodwill impairment	270,000	270,000	—	—
Total other operating costs	8,274,000	8,274,000	8,017,000	8,017,000

LOSS FROM OPERATIONS	(1,725,000)	(1,586,000)	(1,224,000)	(1,105,000)

OTHER INCOME AND (EXPENSE)
Interest income	275,000	275,000	271,000	271,000
Other income	104,000	104,000	182,000	182,000
Interest expense	(11,000)	(11,000)	—	—
Other expense	(8,000)	(8,000)	(15,000)	(15,000)
Total other income, net	360,000	360,000	438,000	438,000

LOSS FROM OPERATIONS BEFORE MINORITY INTEREST IN SUBSIDIARY LOSS AND PROVISION FOR INCOME TAXES	(1,365,000)	(1,226,000)	(786,000)	(667,000)

Minority interest in subsidiary (income) loss	(46,000)	(46,000)	259,000	259,000
Provision for income taxes	(29,000)	(29,000)	(7,000)	(7,000)

NET LOSS	$(1,440,000)	$(1,301,000)	$(534,000)	$(415,000)

NET LOSS PER SHARE
Basic and diluted	$(0.56)	$(0.50)	$(0.19)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,580,000	2,580,000	2,749,000	2,749,000

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007
		As Previously
	As Corrected	Reported

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,464,000	$4,464,000
Accounts receivable, net of allowances	3,066,000	3,066,000
Inventories	5,886,000	5,814,000
Prepaid expenses and other	203,000	203,000
Total current assets	13,619,000	13,547,000

PROPERTY AND EQUIPMENT, net	399,000	399,000
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$14,021,000	$13,949,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,042,000	$1,566,000
Accrued royalties payable	181,000	181,000
Accrued commissions payable	214,000	214,000
Accrued payroll	249,000	249,000
Other	179,000	179,000
Total current liabilities	2,865,000	2,389,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable	178,000	178,000
Total contingent liabilities	178,000	178,000

TOTAL LIABILITIES	3,043,000	2,567,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value	—	—
Common stock, no par value	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	876,000	1,280,000
Total shareholders’ equity	10,978,000	11,382,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,021,000	$13,949,000

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of our financial instruments, principally consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate their fair market values due to their short-term maturities.

4.          CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of the following at June 30:

	2008	2007

Cash in banks	$2,830,000	$1,417,000
Short-term securities (original maturities of three months or less)	—	3,047,000
Total cash and cash equivalents	$2,830,000	$4,464,000

5.          INVENTORIES:

Inventories consisted of the following at June 30:

	2008	2007
		As Corrected
		(Note 2)

Component inventories	$331,000	$283,000
Finished goods inventories	5,616,000	5,603,000
Total inventories	$5,947,000	$5,886,000

Included in finished goods inventories balances are allowances for inventory write-downs of $168,000 and $236,000 for 2008 and 2007, respectively.

6.          PROPERTY AND EQUIPMENT:

Property and equipment are recorded at historical cost and are comprised of the following at June 30:

	2008	2007

Furniture and fixtures	$876,000	$1,419,000
Plant equipment	1,314,000	1,314,000
Computer software and equipment	1,248,000	1,299,000
Leasehold improvements	418,000	418,000
Other	—	11,000
Total property and equipment	3,856,000	4,461,000
Less accumulated depreciation, amortization, and impairment	(3,659,000)	(4,062,000)
Property and equipment, net	$197,000	$399,000

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for 2008, 2007, and 2006 was $209,000, $258,000 and $324,000, respectively.

7.          LINE OF CREDIT AGREEMENT:

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”). The business loan agreement, which expired on September 30, 2008, provided for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. We expect to amend the business loan agreement in October 2008 under the same terms with an expiration date of September 30, 2009. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the business loan agreement at June 30, 2008 or 2007, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At June 30, 2008 and 2007, we had outstanding letters of credit of $1,144,000 and $0, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we have maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expires on December 5, 2008, provides for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earns a market rate of interest. Borrowings under the amended line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. At June 30, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $3,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $3,000,000. We have generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at June 30, 2008 or 2007, respectively. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At June 30, 2008 and 2007, we had outstanding letters of credit of $0 and $2,173,000, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

8.          INCOME TAXES:

The differences between the U.S. Federal statutory rate and our effective rate are as follows at June 30:

	2008	2007	2006

U.S. Federal statutory rate	$(307,000)	$(378,000)	$(250,000)
State income taxes	(42,000)	(51,000)	(34,000)
Change in deferred tax valuation allowance	238,000	454,000	188,000
Permanent differences and other	126,000	4,000	103,000
Total current and deferred tax expense (benefit)	$15,000	$29,000	$7,000

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) are as follows at June 30:

	2008	2007	2006
		As Corrected	As Corrected

Federal	$—	$—	$—
State	15,000	29,000	7,000
Deferred	—	—	—
Income tax expense (benefit)	$15,000	$29,000	$7,000

The components of the net deferred tax asset and net deferred tax liability recognized in the accompanying balance sheets are as follows at June 30:

	2008		2007 As Corrected
		Long-		Long-
	Current	Term	Current	Term

Deferred tax assets	$270,000	$3,388,000	$268,000	$3,152,000
Deferred tax liabilities	—	—	—	—
Net deferred tax asset before valuation allowance	270,000	3,388,000	268,000	3,152,000
Valuation allowance	(270,000)	(3,388,000)	(268,000)	(3,152,000)
Net deferred tax asset	$—	$—	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and liability and their appropriate tax effects are as follows at June 30:

		2008			2007 as Corrected
	Temporary		Long-	Temporary		Long-
	Difference	Current	Term	Difference	Current	Term
Allowance for doubtful accounts	$81,000	$30,000	$—	$119,000	$44,000	$—
Allowance for doubtful accounts – Subsidiary	116,000	43,000	—	116,000	43,000	—
Reserve for sales returns	81,000	30,000	—	139,000	51,000	—
Accrued vacation	155,000	58,000	—	158,000	59,000	—
Accumulated depreciation	194,000	—	72,000	173,000	—	64,000
Stock option compensation	389,000	—	144,000	389,000	—	144,000
Unrealized loss on investment	234,000	—	87,000	234,000	—	87,000
Inventory costs	295,000	109,000	—	191,000	71,000	—
Federal net operating losses	7,754,000	—	2,636,000	7,134,000	—	2,426,000
State net operating losses	9,690,000	—	449,000	9,325,000	—	431,000
Net deferred tax asset before valuation allowance		270,000	3,388,000		268,000	3,152,000
Valuation allowance		(270,000)	(3,388,000)		(268,000)	(3,152,000)
Net deferred tax asset		$—	$—		$—	$—

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in deferred tax valuation allowances for 2008, 2007 and 2006 were $238,000, $454,000 and $188,000, respectively.

Federal net operating loss carry forwards expire from 2023 through 2028. State net operating loss carry forwards expire from 2021 through 2028.

9.          OPERATING LEASES:

The Company leases its corporate offices, production and warehouse facilities under an operating lease that extends through October 2011.

Rent expenses for 2008, 2007, and 2006, were $289,000, $272,000 and $264,000, respectively.

The future minimum lease payments under non-cancelable leases with initial terms of one year or more as of June 30, 2007, are as follows:

Years Ending June 30,	Amount

2009	293,000
2010	289,000
2011	289,000
2012	96,000
Thereafter	—
Total	$967,000

10.        COMMITMENTS AND CONTINGENCIES:

Potential Claims – We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Based upon the information that is currently available, management does not believe that the total impact of legal proceedings will materially affect our financial position or the results of our operations.

Touring Professionals – From time to time we maintain marketing agreements with certain touring professionals, whereby we provide the professionals with golf apparel. We did not maintain any such agreements and we did not compensate any tour professionals in 2008.

Employment Agreements – We maintain several employment and non-compete agreements with officers and a key employee of the Company. The agreements are subject to automatic one-year extensions. For 2008, employment and non-compete agreements provided for minimum salary levels totaling $735,000, excluding discretionary bonuses and severance payments upon termination of employment.

As previously reported, in October 2004, our Board of Directors approved a resolution not to renew the executive employment agreement of Kevin M. Tomlinson, our then Chief Executive Officer, President and Director, beyond the end of the term of the agreement on March 17, 2005. Per its terms, upon the non-renewal of the agreement, Mr. Tomlinson was entitled to receive severance compensation for a term of 36

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months upon a termination of the agreement, equal to salary and bonus payments as were been paid to him during the most recent twelve-month period, and other compensation, including certain costs relating to Mr. Tomlinson’s participation in all employee benefit plans during the time he is receiving such severance compensation. Included in our accrued payroll liabilities at June 30, 2008 and 2007, are $0 and $121,000, respectively, relating to amounts due to Mr. Tomlinson with regard to severance and other compensation. In accordance with the terms of the employment agreement, Mr. Tomlinson received monthly payments for severance and other compensation through March 17, 2008.

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

In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008.

In May 2008, we entered into a new license agreement with Callaway which continues our right to market golf apparel bearing the Ben Hogan® label. The new license agreement supersedes and replaces the prior license agreement, as amended, and expands the applicable territory to include Canada and the European Union. The new license agreement also extends the term until December 31, 2013, unless sooner terminated pursuant to the provisions of the agreement.

The original, amended and new license agreements require us to pay royalties based upon sales. We record royalty payments governed by the license agreement with Callaway as other operating costs in the periods

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when such sales are recognized. Royalty payments with respect to sales of apparel under the license agreements totaled $498,000, $739,000 and $927,000 for 2008, 2007 and 2006, respectively. The agreements also provide for minimum royalty payments on a calendar year basis. We expect that royalties generated on sales of Ben Hogan® fashion apparel will insufficient to meet the contractual minimum royalty requirement for calendar 2008 with regard to Ben Hogan® apparel and, accordingly, recorded a contingent liability of $80,000 at June 30, 2008. Sales of Top-Flite® branded apparel were insufficient to meet the contractual minimum royalty requirement for calendar 2007 with regard to Top-Flite®. Thus, at June 30, 2007, we accrued a contingent liability of $178,000 with regard to the Top-Flite® minimum royalty due to Callaway for calendar 2007. The agreement that we reached with Callaway in March 2008 to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, extinguished and forgave any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel. Therefore, in March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties for calendar 2007 and recorded miscellaneous income of $178,000. At June 30, 2008, minimum future royalty obligations under license agreements, payable for calendar years 2008 thru 2013, cumulatively totaled $4,487,000.

11.        SHAREHOLDERS’ EQUITY:

Repurchase of Common Stock – Our Board of Directors previously authorized the repurchase of up to 2,820,000 shares of our issued and outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or privately negotiated transactions. All shares repurchased by us are required to be canceled and returned to the status of authorized but unissued common stock. We have no commitment or obligation to repurchase all or any portion of the shares, and we did not repurchase any shares during 2008 or 2007. Through June 30, 2008, we had cumulatively repurchased a total of 2,512,800 shares of our common stock at a cost of $13,488,000, not including the “Dutch Auction” tender offer described below.

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

None of the Company, our Board of Directors or the Depositary made any recommendation to any shareholder as to whether to tender or refrain from tendering any shares or as to the price or prices at which shareholders chose to tender shares. Our Board of Directors and executive officers each advised that they did not intend to tender in the offer shares they held individually or through an affiliated entity. Shareholders were urged to read the Tender Offer Statement on Schedule TO, which included as exhibits the Offer to Purchase and the related Letter of Transmittal, as well as any amendments or supplements to the Tender Offer Statement when they became available. On January 12, 2007, we submitted an amended Schedule TO and an amended Offer to Purchase to the Commission. We filed further amendments to the Schedule TO on February 6

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and February 9, 2007.

On February 6, 2007, the Depositary for the tender offer provided us with the final tabulation of the tender offer results. In total, 1,357,698 shares were properly tendered and not withdrawn at prices from $4.80 to $5.30 per share. Of the total, 485,762 shares were tendered at $4.80 per share, which exceeded by 13,762 shares the 472,000 shares we sought in the tender offer. In Section 1 of the Offer to Purchase, we reserved the right, in our sole discretion, to purchase in the tender offer an additional number of shares over the 472,000 shares we sought in the tender offer, not to exceed 2% of our outstanding common shares, without amending or extending the tender offer. On February 7, 2007, we exercised our right, under Section 1 of the Offer to Purchase and applicable SEC regulations, to accept for purchase all 485,762 shares tendered at $4.80 per share, without proration. The 485,762 shares accepted for purchase in the tender offer represented approximately 17½ percent of the common shares outstanding as of January 3, 2007.

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

Preferred Stock – The Articles of Incorporation of the Company authorize the issuance of a maximum of 1,500,000 shares of preferred stock. The Articles of Incorporation vest our Board of Directors with authority to divide the class of preferred stock into separate series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Colorado and the Articles of Incorporation. As of June 30, 2008, we had no preferred stock issued or outstanding.

Common Stock Options – In January 2008, we adopted a new stock option plan, entitled the Sport-Haley 2008 Stock Option Plan (the “2008 Plan”). Under the 2008 Plan, the Compensation Committee of our Board of Directors is authorized to grant up to 50,000 non-qualified stock options and up to 150,000 incentive stock options. No options or other awards have been granted under the 2008 Plan.

Our former Stock Option Plan (the “Former Plan”) expired by its terms in February 2003. Under the Former Plan, we could grant to employees, directors and consultants of the Company, and any subsidiary thereof, options to purchase common stock. Generally, granted options vested over three-year periods, were granted at fair market value on the date of grant, expire 10 years from that date, are non-transferable and cannot be exercised for a period of one year from the date of grant. The Former Plan, as restated, is administered by the Compensation Committee, which, at its discretion, determined the number of options granted and applicable exercise periods. Option agreements issued in accordance with the Former Plan prior to its expiration in February 2003 will generally remain in force until the earlier of their exercise, their expiration or the termination of an employment relationship with the Company.

We granted 166,000 options in 2000 at approximately 86% of market price, 25,000 options in 2002 at 98% of market price, 304,000 options in 2002 at 85% of market price and 400,000 options in 2003 at 85% of market price. All other options were granted at exercise prices that approximated the market prices on the dates of grant.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We followed the provisions of SFAS 123 for all issuances of stock options to non-employees of the Company through June 30, 2005. We followed the provisions of APB 25 for all grants of stock options to our employees prior to the expiration of the Former Plan by its terms in February 2003. Generally, all stock options granted to our employees, pursuant to the Plan, were not compensatory. We adopted the modified prospective method prescribed in SFAS 123R, effective July 1, 2005, and recognized $31,000 in stock-option compensation expense during our quarter ended September 30, 2005, accordingly. During 2008, 2007 and 2006, we recognized $0, $0 and $31,000, respectively, in stock-based compensation expense.

At June 30, 2008, the Company had outstanding options equal to 586,000 shares of common stock at prices ranging from $2.71 to $9.78 with expiration dates between August 2008 and January 2013. In 2007, no options were exercised and 7,500 options expired.

Activity under the Company’s Plan is set forth below:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
Option	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Balances	Options	Price	Price	Options	Price	Price

June 30, 2005	785,000	$3.56	$2.71 - $8.63	53,500	$6.95	$3.00 - $9.78

Exercised	(125,000)	$2.83	$2.71 - $3.00	—	—	—
Canceled	(25,000)	$3.60	$3.60	(10,000)	$9.25	$9.25
June 30, 2006	635,000	$3.70	$2.71 - $8.63	43,500	$6.42	$3.00 - $9.78

Exercised	—	—	—	—	—	—
Canceled	(75,000)	$8.63	$8.63	(10,000)	$9.25	$6.50 - $8.63
June 30, 2007	560,000	$3.04	$2.71 - $3.60	33,500	$6.08	$3.00 - $9.78

Exercised	—	—	—	—	—	—
Canceled	—	—	—	(7,500)	$8.63	$8.63
June 30, 2007	560,000	$3.04	$2.71 - $3.60	26,000	$5.35	$3.00 - $9.78

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding at June 30, 2008, vest as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Vesting	Options	Price	Price	Options	Price	Price

Vested as of June 30, 2007	560,000	$3.04	$2.71 - $3.60	26,000	$5.35	$3.00 - $9.78

Vested during 2008	—	—	—	—	—	—

Vested as of June 30, 2008	560,000	$3.04	$2.71 – $3.60	26,000	$5.35	$3.00 - $9.78

If not exercised earlier, options outstanding as of June 30, 2008 will expire as follows:

	Employees			Non-Employees
		Weighted			Weighted
		Average	Range of		Average	Range of
	Number of	Exercise	Exercise	Number of	Exercise	Exercise
Expiration	Options	Price	Price	Options	Price	Price

Expiring during
2009	—	—	—	9,000	$9.78	$9.78
2010	40,000	$3.00	$3.00	—	—	—
2011	—	—	—	10,000	$3.00	$3.00
2012	295,000	$3.31	$3.00 - $3.60	7,000	$3.00	$3.00
2013	225,000	$2.71	$2.71	—	—	—

Totals	560,000	$3.04	$2.71 – $3.60	26,000	$5.35	$3.00 - $9.78

12.        EARNINGS (LOSS) PER SHARE:

In the reconciliation of basic to diluted earnings (loss) per share, there were no reconciling items affecting the numerator in any year presented. In 2008, 2007 and 2006, due to our net losses, all options, totaling 586,000, 593,500 and 678,500, respectively, were anti-dilutive and therefore excluded from the earnings (loss) per share calculations.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.        RETIREMENT PLAN:

In January 1996, the Company adopted a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to our employees. The 401(k) Plan is funded by voluntary pre-tax salary deferral contributions from employees and through matching contributions by the Company. Through December 31, 2006, the Company contributed $0.25 on the dollar for employee deferrals of the first 5% of a participating employee’s annual compensation. Effective January 1, 2007, the Company amended the 401(k) Plan to adopt a Safe Harbor matching contribution, since which the Company has contributed dollar for dollar on employee deferrals of the first 3%, $0.50 on the dollar for employee deferrals from 3% to 4% and $0.50 on the dollar for employee deferrals from 4% to 5% of a participating employee’s annual compensation, unless otherwise restricted by prevailing governmental regulations. For 2008, 2007 and 2006, the Company’s contributions to the 401(k) Plan accounts of Company employees totaled $70,000, $44,000 and $16,000, respectively.

14.        SEGMENT INFORMATION:

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

At June 30, 2007, we recorded a contingent liability of $178,000, with regard to minimum royalties due for calendar year 2007 in accordance with our license agreement for Top-Flite® branded apparel. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008, whereby any unpaid minimum royalties due to Callaway as of December 31, 2007, with respect to Top-Flite® apparel were extinguished and forgiven. Therefore, in March 2008, we reversed the contingent liability with regard to Top-Flite® minimum royalties and recorded miscellaneous income of $178,000.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated balance sheets information and condensed consolidated statements of operations for each of our segments are presented in the tables below.

Consolidated Balance Sheets Segment Information as of June 30, 2008 and 2007 (in thousands):

	June 30, 2008			June 30, 2007
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
				As Corrected		As Corrected
				(Note 2)		(Note 2)
Assets:
Cash and cash equivalents	$2,798	$32	$2,830	$4,354	$110	$4,464
Marketable securities	200	—	200	—	—	—
Accounts receivable, net of allowances	2,439	352	2,791	2,714	352	3,066
Inventories	5,947	—	5,947	5,886	—	5,886
Prepaid expenses	264	—	264	198	5	203
Property and equipment, net	197	—	197	399	—	399
Other assets	3	—	3	3	—	3
Total Assets	$11,848	$384	$12,232	$13,554	$467	$14,021
Liabilities:
Accounts payable	$1,185	$236	$1,421	$1,806	$236	$2,042
Accrued royalties payable	52	—	52	181	—	181
Accrued commissions payable	180	—	180	214	—	214
Accrued payroll	138	—	138	249	—	249
Other liabilities	177	—	177	179	—	179
Total Current Liabilities	1,732	236	1,968	2,629	236	2,865
Minimum royalties payable	80	—	80	—	178	178
Total Contingent Liabilities	80	—	80	—	178	178
Total Liabilities	$1,812	$236	$2,048	$2,629	$414	$3,043

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations Segment Information for the Quarters and Years Ended June 30, 2008, 2007, as corrected, and 2006, as corrected, (in thousands):

	Quarter Ended June 30, 2008			Year Ended June 30, 2008
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
Net Sales	$4,424	$3	$4,427	$16,957	$160	$17,117
Cost of goods sold	2,667	3	2,670	10,392	141	10,533
Inventory impairments	51	—	51	210	20	230
Total cost of goods sold	2,718	3	2,721	10,602	161	10,763
Gross profit	1,706	—	1,706	6,355	(1)	6,354
Selling, general and admin expenses	1,484	46	1,530	6,624	178	6,802
Royalty expense	131	—	131	569	9	578
Total other operating costs	1,615	46	1,661	7,193	187	7,380
Income (loss) from operations	91	(46)	45	(838)	(188)	(1,026)
Other income, net	(29)	—	(29)	67	180	247
Provision for income taxes	(4)	(2)	(6)	(6)	(9)	(15)
Net income (loss)	$58	$(48)	$10	$(777)	$(17)	$(794)

	Quarter Ended June 30, 2007			Year Ended June 30, 2007
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
	As Corrected		As Corrected	As Corrected		As Corrected
	(Note 2)		(Note 2)	(Note 2)		(Note 2)
Net Sales	$4,757	$—	$4,757	$17,708	$1,185	$18,893
Cost of goods sold	2,855	—	2,855	11,147	885	12,032
Inventory impairments	186	—	186	312	—	312
Total cost of goods sold	3,041	—	3,041	11,459	885	12,344
Gross profit	1,716	—	1,716	6,249	300	6,549
Selling, general and admin expenses	1,647	81	1,728	6,705	382	7,087
Royalty expense	181	178	359	675	242	917
Goodwill impairment	270	—	270	270	—	270
Total other operating costs	2,098	259	2,357	7,650	624	8,274
Income (loss) from operations	(382)	(259)	(641)	(1,401)	(324)	(1,725)
Other income, net	57	70	127	248	112	360
Minority interest in subsidiary income	—	—	—	—	(46)	(46)
Provision for income taxes	(1)	—	(1)	(22)	(7)	(29)
Net income (loss)	$(326)	$(189)	$(515)	$(1,175)	$(265)	$(1,440)

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended June 30, 2006			Year Ended June 30, 2006
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
	As Corrected		As Corrected	As Corrected		As Corrected
	(Note 2)		(Note 2)	(Note 2)		(Note 2)
Net Sales	$5,839	$2,027	$7,866	$18,489	$2,473	$20,962
Cost of goods sold	3,688	1,836	5,524	11,497	2,264	13,761
Inventory impairments	28	95	123	313	95	408
Total cost of goods sold	3,716	1,931	5,647	11,810	2,359	14,169
Gross profit	2,123	96	2,219	6,679	114	6,793
Selling, general and admin expenses	1,638	331	1,969	6,621	469	7,090
Royalty expense	254	132	386	768	159	927
Total other operating costs	1,892	463	2,355	7,389	628	8,017
Income (loss) from operations	231	(367)	(136)	(710)	(514)	(1,224)
Other income, net	71	—	71	438	—	438
Minority interest in subsidiary loss	—	259	259	—	259	259
Provision for income taxes	(4)	—	(4)	(7)	—	(7)
Net income (loss)	$298	$(108)	$190	$(279)	$(255)	$(534)

15.        LEGAL PROCEEDINGS:

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleges, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,135 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $176,877 which was overpaid by Sport Haley as of July 2006. The Plaintiffs have alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment and negligence. The Plaintiffs originally sought repayment of the $291,135 and $176,877 amounts and other relief. At the commencement of the trial, which occurred on September 23, 2008, the Plaintiffs agreed to withdraw their claim for the $176,877 amount that they previously alleged was overpaid to the Defendants. At the conclusion of the trial, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135 with regard to the Plaintiff’s claims for conversion and unjust enrichment, and the Court dismissed all of the other claims.

SPORT-HALEY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2008 Quarter Ended	2007	2007	2008	2008
	As Corrected	As Corrected	As Corrected
	(Note 2)	(Note 2)	(Note 2)

Net sales	$3,528,000	$4,411,000	$4,751,000	$4,427,000
Total cost of goods sold	2,387,000	2,679,000	2,976,000	2,721,000
Gross profit	$1,141,000	$1,732,000	$1,775,000	$1,706,000
Total other operating costs	$1,851,000	$1,788,000	$2,080,000	$1,661,000
Net income (loss)	$(669,000)	$(24,000)	$(111,000)	$10,000
Basic earnings (loss) per share	$(0.29)	$(0.01)	$(0.05)	$0.00
Diluted earnings (loss) per share	$(0.29)	$(0.01)	$(0.05)	$0.00

	Sep 30,	Dec 31,	Mar 31,	Jun 30,
2007 Quarter Ended	2006	2006	2007	2007
	As Corrected	As Corrected	As Corrected	As Corrected
	(Note 2)	(Note 2)	(Note 2)	(Note 2)

Net sales	$4,673,000	$4,190,000	$5,273,000	$4,757,000
Total cost of goods sold	3,207,000	2,653,000	3,443,000	3,041,000
Gross profit	$1,466,000	$1,537,000	$1,830,000	$1,716,000
Total other operating costs	$1,931,000	$1,843,000	$2,143,000	$2,357,000
Net income (loss)	$(433,000)	$(239,000)	$(253,000)	$(515,000)
Basic earnings (loss) per share	$(0.16)	$(0.09)	$(0.10)	$(0.23)
Diluted earnings (loss) per share	$(0.16)	$(0.09)	$(0.10)	$(0.23)

SCHEDULE II

SPORT-HALEY, INC.

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
	Balance at Beginning of Period	Charged to Revenues, Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

June 30,
2006	$377,000	$194,000	$—	$(280,000	)(1)	$291,000
2007	$291,000	$26,000	$—	$(82,000	)(1)	$235,000
2008	$235,000	$75,000	$—	$(113,000	)(1)	$197,000

ALLOWANCE FOR SALES RETURNS

June 30,
2006	$286,000	$573,000	$—	$(704,000	)(2)	$155,000
2007	$155,000	$581,000	$—	$(597,000	)(2)	$139,000
2008	$139,000	$578,000	$—	$(636,000	)(2)	$81,000

ALLOWANCE FOR SAMPLE GARMENT RETURNS

June 30,
2006	$28,000	$—	$—	$(28,000	)(2)	$—

ALLOWANCE FOR INVENTORY OBSOLESCENCE

June 30,
2006	$629,000	$408,000	$—	$(856,000	)(3)	$181,000
2007	$181,000	$312,000	$—	$(257,000	)(3)	$236,000
2008	$236,000	$230,000	$—	$(298,000	)(3)	$168,000

(1) Written-off uncollectible accounts, net of recoveries of previously written-off uncollectible accounts.

(2) Gross sales returns.

(3) Changes in allowance relating to sales and dispositions of inventories previously written down.