Form 10-Q
period 2008-09-30
SPORT HALEY INC
filed 2008-11-19
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2008	2008
	(Unaudited)	(***)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,549,000	$2,830,000
Marketable securities	200,000	200,000
Accounts receivable, net of allowances of $337,000 and $278,000, respectively	1,793,000	2,791,000
Inventories	7,272,000	5,947,000
Prepaid expenses and other	257,000	264,000
Total current assets	11,071,000	12,032,000

PROPERTY AND EQUIPMENT, net	154,000	197,000
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$11,228,000	$12,232,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,481,000	$1,421,000
Accrued royalties payable	71,000	52,000
Accrued commissions payable	120,000	180,000
Accrued payroll	68,000	138,000
Other	180,000	177,000
	1,920,000	1,968,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	164,000	80,000

TOTAL LIABILITIES - CURRENT	2,084,000	2,048,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings (deficit)	(958,000)	82,000
Total shareholders’ equity	9,144,000	10,184,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,228,000	$12,232,000

***  Taken from the audited balance sheet at that date

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
	(Unaudited)	(Unaudited)
		As Corrected
		(Note 2)

NET SALES	$2,824,000	$3,528,000

COST OF GOODS SOLD
Cost of goods sold	1,776,000	2,233,000
Impairments	278,000	154,000
Total cost of goods sold	2,054,000	2,387,000

GROSS PROFIT	770,000	1,141,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,620,000	1,725,000
Royalty expense	155,000	126,000
Total other operating costs	1,775,000	1,851,000

LOSS FROM OPERATIONS	(1,005,000)	(710,000)

Other income (expense), net	(33,000)	48,000

Provision for income taxes	(2,000)	(7,000)

NET LOSS	$(1,040,000)	$(669,000)

NET LOSS PER SHARE
Basic and diluted loss per common share	$(0.46)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted weighted average shares outstanding	2,284,000	2,284,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
	(Unaudited)	(Unaudited)
		As Corrected
		(Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,040,000)	$(669,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,000	54,000
Impairments and write-downs	278,000	154,000
Allowance for doubtful accounts	(10,000)	30,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	1,008,000	519,000
Inventory	(1,603,000)	(1,053,000)
Other assets	7,000	(152,000)
Accounts payable	60,000	(406,000)
Accrued commissions and other expenses	(24,000)	(204,000)
Net cash used by operating activities	(1,278,000)	(1,727,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,000)	—
Net cash used by investing activities	(3,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	700,000
Repayments under line of credit	—	(300,000)
Net cash provided by financing activities	—	400,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,281,000)	(1,327,000)

CASH AND CASH EQUIVALENTS, beginning of period	2,830,000	4,464,000

CASH AND CASH EQUIVALENTS, end of period	$1,549,000	$3,137,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,000	$7,000

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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2008, included in the Company’s filing on Form 10-K.

Marketable Securities Marketable securities generally consist of certificates of deposit that have an initial maturity of greater than three months and are classified as held-to-maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximate their fair value.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our former Stock Option Plan (the “Former Plan”) expired by its terms in February 2003. Option agreements that were issued in accordance with the Former Plan prior to its expiration generally remain in force until the earlier of their exercise, the expiration of certain time periods after the termination of a grantee’s employment (or other relationship with the Company) or expiration by their terms.

At September 30, 2008, there were outstanding options to purchase 577,000 shares of our common stock at exercise prices ranging from $2.71 to $3.60 per share and expiration dates between May 2011 and January 2013. All outstanding options are fully vested. No options were exercised during the three months ended September 30, 2008, and 9,000 expired.

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

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2             CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported, in August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. This issue was brought to our attention by a third party and was not an intentional concealment or act on the part of the Company or any of its officers, directors or employees. For such imports, the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel.

In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we began voluntarily preparing a Prior Disclosure in September 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure corrected amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure was submitted to US Customs and Border Protection. In September 2008, we retained an import duties specialist to assist us with the Prior Disclosure. The specialist advised us that, upon our delivery of the Prior Disclosure and an agreement to pay the applicable

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amounts and interest thereon, it is highly unlikely (but we can give no assurance to the contrary) that US Customs and Border Protection will assess further fines and/or penalties with regard to this matter. Therefore, we believe that upon delivery of our Prior Disclosure and the related payment agreement, US Customs and Border Protection will consider this matter closed. We determined that additional customs duties owed for the period from approximately November 2003 through September 2008 totaled $713,000 and accrued interest due thereon totaled $93,000. Our Prior Disclosure, submitted in November 2008, totaled $715,000 in additional customs duties plus $97,000 in accrued interest due thereon.

As previously reported, in order to assess materiality with regard to the underpaid customs duties, we applied the concepts set forth in Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” issued by the Securities and Exchange Commission and FASB Concepts Statement No. 2, “Qualitative Characteristics of Accounting Information.” We applied the iron curtain and rollover approaches proscribed by SAB 108 to quantify the effects on the current and prior fiscal years caused by the underpaid customs duties. Per SAB 108, “[T]he iron curtain approach quantifies a misstatement based upon the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatements year(s) of origination.” The rollover approach quantifies a misstatement based on the amount of the error originating in the income statement for the year in which the error occurred. Per FASB Concepts Statement No. 2, qualitative materiality determinations are based upon whether “it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.”

Our qualitative analysis and our quantitative analysis under the rollover approach each yielded results that indicate the correction of prior year financial statement amounts is immaterial in each case. Our quantitative analysis under the iron curtain approach yielded results that indicate application of the iron curtain method would have caused our fiscal 2008 financial statements to be materially misstated. When analyzing materiality under the iron curtain and rollover approaches, SAB 108 directs, “[A] registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.” SAB 108 further instructs, “[A]fter all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements.” Accordingly, we have corrected our financial statements for the three-month period ended September 30, 2007, which are included in this report on Form 10-Q.

Corrections of the Company’s prior period financial statements resulted in a reduction of $404,000 in total shareholders’ equity as of July 1, 2007. The following comparison of consolidated balance sheets as of September 30, 2007, and the comparison of consolidated statements of income and cash flows for the three months ended September 30, 2007, present the effects resulting from correcting the Company’s financial statements for the aforementioned reason.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007
		As Previously
	As Corrected	Reported
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,137,000	$3,137,000
Accounts receivable, net of allowances	2,517,000	2,517,000
Inventories	6,785,000	6,729,000
Prepaid expenses and other	355,000	355,000
Total current assets	12,794,000	12,738,000

PROPERTY AND EQUIPMENT, net	345,000	345,000
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$13,142,000	$13,086,000

LIABILITIES AND SHAREHOLDERS’S EQUTY
CURRENT LIABILITIES
Notes payable	$400,000	$400,000
Accounts payable	1,636,000	1,134,000
Accrued royalties payable	126,000	126,000
Accrued commissions payable	144,000	144,000
Accrued payroll	167,000	167,000
Other	182,000	182,000
	2,655,000	2,153,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	178,000	178,000

TOTAL LIABILITIES - CURRENT	2,833,000	2,331,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value	—	—
Common stock, no par value	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings	207,000	653,000
Total shareholders’ equity	10,309,000	10,755,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,142,000	$13,086,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30, 2007
		As Previously
	As Corrected	Reported
	(Unaudited)	(Unaudited)

NET SALES	$3,528,000	$3,528,000

COST OF GOODS SOLD
Cost of goods sold	2,233,000	2,191,000
Impairments	154,000	154,000
Total cost of goods sold	2,387,000	2,345,000

GROSS PROFIT	1,141,000	1,183,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,725,000	1,725,000
Royalty expense	126,000	126,000
Total other operating costs	1,851,000	1,851,000

LOSS FROM OPERATIONS	(710,000)	(668,000)

Other income (expense), net	48,000	48,000

Provision for income tax	(7,000)	(7,000)

NET LOSS	$(669,000)	$(627,000)

NET LOSS PER SHARE
Basic and diluted loss per common share	$(0.29)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted weighted average shares outstanding	2,284,000	2,284,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	SEPTEMBER 30, 2007
		As Previously
	As Corrected	Reported
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,000)	$(627,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	54,000	54,000
Impairments and write-downs	154,000	154,000
Allowance for doubtful accounts	30,000	30,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	519,000	519,000
Inventory	(1,053,000)	(1,069,000)
Other assets	(152,000)	(152,000)
Accounts payable	(406,000)	(432,000)
Accrued commissions and other expenses	(204,000)	(204,000)
Net cash used by operating activities	(1,727,000)	(1,727,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	700,000	700,000
Repayments under line of credit	(300,000)	(300,000)
Net cash provided by financing activities	400,000	400,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,327,000)	(1,327,000)

CASH AND CASH EQUIVALENTS, beginning of period	4,464,000	4,464,000

CASH AND CASH EQUIVALENTS, end of period	$3,137,000	$3,137,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,000	$7,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3             INVENTORIES

	September 30,	June 30,
	2008	2008
Inventories consisted of the following:
Component	$339,000	$331,000
Finished goods	6,933,000	5,616,000

	$7,272,000	$5,947,000

Included in finished goods inventories balances are allowances for inventory write-downs of $446,000 and $168,000 for September 30, 2008, and June 30, 2008, respectively.

NOTE 4             LINE OF CREDIT AGREEMENT

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had no collateralized deposits, and therefore had no borrowing availability under the business loan agreement, at September 30, 2008. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at September 30, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At September 30, 2008, and June 30, 2008, we had outstanding letters of credit of $0 and $1,144,000, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expires on December 5, 2008, provides for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earns a market rate of interest. Borrowings under the amended line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. At December 5, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We have generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at September 30, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2008, and June 30, 2008, we had outstanding letters of

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit of $0 and $0, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

NOTE 5             COMMITMENTS AND CONTINGENCIES

The license agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel. We record royalties governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Certain terms of the license agreement provide for minimum royalties on a calendar year basis. We expect that royalties generated on sales of Ben Hogan® fashion apparel will be insufficient to meet the contractual minimum royalty requirement for calendar 2008 and, accordingly, we had recorded a contingent liability totaling $164,000 with respect to the calendar year 2008 minimum royalty requirement as of September 30, 2008. During the three months ended September 30, 2008, $84,000 of our royalty expense related to the minimum contractual requirement for that period. We are currently discussing a reduction of the minimum royalty requirements for calendar years 2008 and 2009 under the license agreement with Callaway, but can give no assurance that Callaway will agree to such a reduction.

NOTE 6             EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended September 30, 2008
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share
Basic loss per share	$(1,040,000)	2,284,000	$(0.46)
Effect of dilutive securities options (A)	—	—	—

Diluted loss per share	$(1,040,000)	2,284,000	$(0.46)

	Three Months ended September 30, 2007
	Net	Weighted
	Loss	Average Shares	Per Share
Loss Per Common Share (as Corrected)
Basic loss per share	$(669,000)	2,284,000	$(0.29)
Effect of dilutive securities options (A)	—	—	—

Diluted loss per share	$(669,000)	2,284,000	$(0.29)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we aggressively marketed Top-Flite® apparel to several mass retailers and big-box type high sales volume retail stores. We expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores. However, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007. In March 2008, we reached an agreement with Callaway to remove the Top-Flite® brand from the license agreement, effective January 1, 2008.

Condensed consolidated balance sheets information and condensed consolidated statements of operations information for each of our segments are presented in the tables below.

Condensed Consolidated Balance Sheets Segment Information as of September 30, 2008, and June 30, 2008 (in thousands):

	September 30, 2008			June 30, 2008
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
Cash and cash equivalents	$1,525	$24	$1,549	$2,798	$32	$2,830
Marketable securities	200	—	200	200	—	200
Accounts receivable, net of allowances	1,676	117	1,793	2,439	352	2,791
Inventories	7,272	—	7,272	5,947	—	5,947
Prepaid expenses	257	—	257	264	—	264
Property and equipment, net	154	—	154	197	—	197
Other assets	3	—	3	3	—	3
Total Assets	$11,087	$141	$11,228	$11,848	$384	$12,232

Accounts payable	$1,481	$—	$1,481	$1,185	$236	$1,421
Accrued royalties payable	71	—	71	52	—	52
Accrued commissions payable	120	—	120	180	—	180
Accrued payroll	68	—	68	138	—	138
Other liabilities	180	—	180	177	—	177
Total Current Liabilities	1,920	—	1,920	1,732	236	1,968
Minimum royalties payable	164	—	164	80	—	80
Total Contingent Liabilities	164	—	164	80	—	80
Total Liabilities	$2,084	$—	$2,084	$1,812	$236	$2,048

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations Segment Information for the Three Months Ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
				(As Corrected)
	Fashion	Branded		Fashion	Branded
	Apparel	Apparel	Total	Apparel	Apparel	Total
Net Sales	$2,824	$—	$2,824	$3,408	$120	$3,528
Cost of goods sold	1,776	—	1,776	2,138	95	2,233
Inventory impairments	278	—	278	154	—	154
Total cost of goods sold	2,054	—	2,054	2,292	95	2,387
Gross profit	770	—	770	1,116	25	1,141
Selling, general and admin expenses	1,583	37	1,620	1,624	101	1,725
Royalty expense	155	—	155	119	7	126
Total other operating costs	1,738	37	1,775	1,743	108	1,851
Income (loss) from operations	(968)	(37)	(1,005)	(627)	(83)	(710)
Other income (expense), net	(33)	—	(33)	47	1	48
Provision for income taxes	(2)	—	(2)	—	(7)	(7)
Net income (loss)	$(1,003)	$(37)	$(1,040)	$(580)	$(89)	$(669)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8             LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,135 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $176,877 which was overpaid by Sport Haley as of July 2006. The Plaintiffs alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment and negligence. The Plaintiffs originally sought repayment of the $291,135 and $176,877 amounts and other relief. At the commencement of the trial, which occurred on September 23, 2008, the Plaintiffs agreed to withdraw their claim for the $176,877 amount that they previously alleged was overpaid to the Defendants. At the conclusion of the trial, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135 with regard to the Plaintiff’s claims for conversion and unjust enrichment, and the Court dismissed all of the other claims. On November 4, 2008, the Defendants filed a Notice of Appeal in the Colorado Court of Appeals, citing various issues proposed to be raised on appeal. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment.

SPORT-HALEY, INC.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with a high relative percentage of sales with respect to licensed apparel, such as the Ben Hogan® apparel collections; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers; unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2008. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statement. The reader should not place undue reliance on any forward-looking statement. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future event or development, except as required by securities laws.

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

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT

HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel includes a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair, our Vice President – Merchandising and Design, has provided direction for the SPORT HALEY® brand for over 16 years. Ms. Blair is keenly aware of fashion trends within the women’s golf apparel market and has kept our SPORT HALEY® fashion apparel collections on the leading edge of the market by including moisture wicking technical performance fabrics, such as Aerocool® and Dry-Tech® 18, and several leading edge, younger looking, athletic style garments, while maintaining the time-honored elegance of the SPORT HALEY® brand. Certain of our premium priced SPORT HALEY® garments are trimmed with Swarovski® Austrian cut crystals, the unique and patented cutting process which produces ultimate brilliance, and come with a “Made with Crystallized Swarovski® Elements” hangtag for authenticity. The technical performance fabrics, athletic style garments and Swarovski® trims have all been well received by our customers.

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

Top-Flite® branded golf apparel was designed for distribution to large retail stores in the low-price markets pursuant to our license agreement with Callaway. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-price markets. While our fashion golf apparel is generally designed for two separate selling seasons each year, branded golf apparel may be designed for four or more shorter selling periods each year. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we aggressively marketed the Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. While we expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Footnotes to the Financial Statements included in our Report on Form 10-K for the fiscal year ended June 30, 2008. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we reduced the carrying value of our excess fashion apparel inventories at September 30, 2008, accordingly. We adjusted our reserve for inventory obsolescence and recorded impairments of $278,000 and $154,000 with regard to fashion apparel inventories for the three-month periods ended September 30, 2008 and 2007, respectively. The balances of our reserves for inventory obsolescence totaled $446,000 and $390,000 at September 30, 2008 and 2007, respectively. While we believe that our processes produce fair valuations of our excess inventories, if actual future market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at September 30, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including increasing our presence in retail markets for our SPORT HALEY® and Ben Hogan® fashion apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At September 30, 2008, our allowance for doubtful accounts totaled $256,000, including a specific reserve of $175,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. In September 2008, the Court awarded judgment in our favor and against the former inventory broker and its principal in the amount of $291,135. In order to collect from the former broker, we will need to domesticate the judgment in the province of Ontario, Canada. Because we agreed at the commencement of the trial to withdraw the claim that we had overpaid $176,877 to the former inventory broker, we adjusted our receivable with regard to this matter to $291,135 at September 30, 2008. Since collection of the judgment is not assured, we also adjusted our reserve for potential non-recovery at September 30, 2008, to $175,000. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At September 30, 2008, our allowance for sales returns was $81,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and we believe that our balance sheet amounts at September 30, 2008, are more meaningful when compared with the corresponding balance sheet amounts at September 30, 2007, rather than with the corresponding balance sheet amounts at June 30, 2008.

Our primary sources of liquidity are derived from our available cash and cash equivalents and cash flows from operations. We require cash for our general working capital purposes. Our working capital requirements are highly seasonal in nature, with greater requirements from approximately August through October and February through April of each fiscal year, due to the purchases of finished goods inventories for the spring/summer and fall/holiday selling seasons, respectively. We do not anticipate requiring material amounts of cash for capital expenditures over the next 12 months.

Working capital was $8,987,000, 9,984,000 and $9,961,000 at September 30, 2008, June 30, 2008, and September 30, 2007, as corrected, respectively. Cash and cash equivalents totaled $1,549,000, $2,830,000 and $3,137,000 at September 30, 2008, June 30, 2008, and September 30, 2007, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents, if they are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates. As of September 30, 2008, we had accrued $806,000 in import duties due to US Customs and Border Protection, including accrued interest thereon of $93,000, with regard to the Prior Disclosure we submitted in November 2008. We expect to negotiate the terms of a payment plan with the National Finance Center. If we are required to pay the entire balance of import duties and interest in a lump sum payment with regard to the Prior Disclosure, our cash on hand will be significantly impacted and we may need to obtain additional sources of capital to sustain the working capital needs of our operations. However, we can give no assurance that such sources of capital will be available to us, given the current status of capital markets in the United States. Our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, and our ability to timely collect customer accounts receivable.

When compared with the June 30, 2008, balance of $2,791,000, our net accounts receivable balance at September 30, 2008, decreased by $998,000, or 36%, to $1,793,000. Our net accounts receivable balance at September 30, 2008, decreased by $724,000, or 29%, when compared with the September 30, 2007, balance of $2,517,000. The decreases correlate with corresponding decreases in net sales between the comparable periods. Our net accounts receivable balance relating to fashion apparel was $1,676,000 at September 30, 2008, a decrease of $369,000, or 18%, from the balance of $2,045,000 at September 30, 2007. Our net accounts receivable balance relating to branded apparel was $117,000 at September 30, 2008, a decrease of $355,000, or 75%, from the balance of $472,000 at September 30, 2007. Changes in our accounts receivable balances provided operating cash of $998,000 and $549,000 for the fiscal quarters ended September 30, 2008 and 2007, respectively.

Inventories have increased by $1,325,000, or 22%, to $7,272,000 at September 30, 2008, from $5,947,000 at June 30, 2008. Our fashion apparel inventories generally increase during our fiscal quarter ended September 30 each year when compared with the June 30 balance in the prior fiscal year. We generally receive a substantial amount of fashion apparel inventories at or near the end of our September 30 fiscal quarter each year in order to fulfill customer orders for the spring season that we begin shipping by early November each year. Inventories at September 30, 2008, were greater by $487,000, or 7%, than inventories of $6,785,000 at September 30, 2007, primarily due to an increase in our fall 2008 Ben

Hogan® fashion apparel inventories on hand at September 30, 2008, when compared with fall 2007 Ben Hogan® fashion apparel inventories that were on hand at September 30, 2007. The comparative increase in Ben Hogan® fashion apparel inventories correlates with a corresponding decrease in sales of Ben Hogan ® fashion apparel for the comparative three month periods ended September 30, 2008 and 2007, respectively. Branded apparel inventories were $65,000 at September 30, 2007. We had less than $1,000 in branded apparel inventories at September 30, 2008. Changes in our inventory balances used operating cash of $1,325,000 for the three months ended September 30, 2008, and $899,000 for the three months ended September 30, 2007, as corrected.

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

Total liabilities increased by $36,000, or 2%, to $2,084,000 at September 30, 2008, from $2,048,000 at June 30, 2008. Total liabilities decreased by $749,000, or 36%, at September 30, 2008, from $2,833,000 at September 30, 2007, as corrected. The decrease between the comparative September 30 amounts was comprised of the following: $400,000 decrease in notes payable; $155,000 decrease in trade accounts payable: $69,000 decrease in accrued royalties payable; $24,000 decrease in sales commissions payable; $99,000 decrease in accrued payroll; and, $2,000 decrease in other payables. The decrease in trade accounts payable relate to the differences between the nature and timing of payments, and the decreases in accrued royalties payable and sales commissions payable relate to a corresponding decrease in net sales between the comparative three month periods ended September 30, 2008 and 2007, as corrected. The decrease in accrued payroll expenses consisted primarily of a decrease in the amount of severance and other compensation payable to our former chief executive officer, who received such payments through March 2008. Accrued severance and other compensation was $0 and $80,000 at September 30, 2008, and September 30, 2007, respectively.

Due to the combination of the factors discussed above, and others, our operating activities used cash of $1,278,000 for the three months ended September 30, 2008. Comparatively, for the three months ended September 30, 2007, as corrected, our operating activities used cash of $1,727,000.

For the three months ended September 30, 2008 and 2007, as corrected, investing activities used cash of $3,000 and $0, respectively, for the purchase of fixed assets. For the three months ended September 30, 2008 and 2007, as corrected, $46,000 and $54,000 in depreciation and amortization was charged to current operations, respectively.

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had no collateralized deposits at September 30, 2008. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at September 30, 2008 or 2007, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At September 30, 2008 and 2007, we had outstanding letters of credit of $0 and $0, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expires on December 5, 2008, provides for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earns a market rate of interest. Borrowings under the amended line of credit agreement accrue interest at 1.250% plus the one-month LIBOR rate. As of December 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We have generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. Balances due on the line of credit totaled $0 and $400,000 at September 30, 2008 and 2007, respectively. Outstanding letters of credit reduce the amount available for borrowing under the line of credit agreement. At September 30, 2008 and 2007, we had outstanding letters of credit of $0 and $119,000, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

RESULTS OF OPERATIONS

Total net sales for the three months ended September 30, 2008, were $2,824,000, a decrease of $704,000, or 20%, from total net sales of $3,528,000 for the three months ended September 30, 2007. Net sales of fashion apparel for the three months ended September 30, 2008, were $2,824,000, a decrease of $584,000, or 17%, from net sales of fashion apparel of $3,408,000 for the three months ended September 30, 2007. Net sales of branded apparel for the three months ended September 30, 2008 and 2007, as corrected, were $0 and $120,000, respectively.  The remainder of our net sales for the three months ended September 30, 2008 and 2007, respectively, were comprised of embroidery and shipping revenues.

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

Net sales of fashion apparel for the three months ended September 30, 2008, were $2,824,000, a decrease of $584,000, or 17%, from net sales of fashion apparel of $3,408,000 for the three months ended September 30, 2007. The decrease in sales of fashion apparel for the comparative three-month periods was primarily comprised of decreases in sales of SPORT HALEY® and Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $1,463,000 and $1,580,000 for the three months ended September 30, 2008 and 2007, as corrected, respectively, a decrease of $117,000, or 7%. Net sales of our Ben Hogan® fashion apparel collections were $1,262,000 and $1,702,000 for the three months ended September 30, 2008 and 2007, as corrected, respectively, a decrease of $440,000, or 26%. The remainder of our fashion apparel net sales was comprised of embroidery and shipping revenues. We consider the weakening United States economy to be a contributing factor to the decrease in our fashion apparel sales. We believe that our SPORT HALEY® fashion apparel brand may be better positioned to maintain market share in weak economic times than our Ben Hogan® fashion apparel brand, which is subject to greater competition within the country club and resort markets in which we primarily operate. Historically, the country club and resort markets have preferred to sell high-quality apparel that was not widely distributed within other retail markets. However, the broad market acceptance of apparel brands such as Nike, Adidas and Under Armour, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts, appear to have diluted the value associated with the exclusivity of fashion apparel brands such as Ben Hogan®. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business, and we have continued to focus our marketing efforts with regard to Ben Hogan® fashion apparel on increasing our market presence in upscale retail stores and on penetrating further into corporate markets, in order to bolster future sales. Over the past year, we have introduced Ben Hogan® fashion apparel to a few upscale retail stores and we have continued to search for ways to increase our presence in the corporate market, but net sales to date have not been significant within either of those markets.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers in accordance with various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we reduced the carrying value of our excess fashion apparel inventories at September 30, 2008, accordingly. For the three months ended September 30, 2008, we recorded net sales of $43,000 and gross profit of $2,000, with regard to the disposition of excess fashion apparel inventories. For the three months ended September 30, 2007, we did not record net sales with regard to the disposition of excess fashion apparel inventories. For the three months ended September 30, 2008 and 2007, we recorded impairments of $278,000 and $154,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our fashion apparel, was 27% and 33% for the three months ended September 30, 2008 and 2007, as corrected, respectively.

Selling, general and administrative expenses with regard to fashion apparel decreased by $41,000, or 3%, to $1,583,000 for the three months ended September 30, 2008, from $1,624,000 for the three months ended September 30, 2007, as corrected. The comparative decrease was generally comprised of increases in advertising, tradeshow and legal and other expenses that were more than offset by decreases in sales commissions on correspondingly lower sales and various other expenses. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 56% and 48% for the three-month periods ended September 30, 2008 and 2007, as corrected, respectively.

Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. We recorded royalty expense of $155,000 for the three months ended September 30, 2008, an increase of $36,000, or 30%, from $119,000 for the three months ended September 30, 2007, as corrected. The increase in royalty expense is inverse as compared with our decrease in sales of Ben Hogan® fashion apparel over the comparable three-month periods. We expect that royalties generated on sales of Ben Hogan® fashion apparel will be insufficient to meet the contractual minimum royalty requirement for calendar 2008 and, accordingly, we had recorded a contingent liability totaling $164,000 with respect to the calendar year 2008 minimum royalty requirement as of September 30, 2008. During the three months ended September 30, 2008, $84,000 of our royalty expense related to the minimum contractual requirement for that period. We did not record royalty expense in the comparable three-month period in the prior fiscal year with regard to the minimum contractual requirement in effect as of September 30, 2007, for our Ben Hogan® fashion apparel. We are currently discussing a reduction of the minimum royalty requirements for calendar years 2008 and 2009 under the license agreement with Callaway, but can give no assurance that Callaway will agree to such a reduction.

Loss from operations with regard to fashion apparel for the three months ended September 30, 2008, was ($968,000), a difference of ($341,000), or 54%, from ($627,000) for the three months ended September 30, 2007, as corrected. Our sales are historically weakest for the three months ending September 30, our first fiscal quarter each year, than for any of our other fiscal quarterly periods, and, historically, we have not generated income from fashion apparel operations during the thee months ended September 30 in any given fiscal year.

Branded apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our business strategies, designed to return the Company to sustained profitability. We marketed Top-Flite® branded apparel to Wal-Mart and other mass retailers and big-box type high sales volume retail stores from November 2005 to November 2007. Net sales of Top-Flite® branded apparel of $120,000 for the three months ended September 30, 2007, were comprised of shipments to a retailer for a test in 50 of its stores. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Wholesale prices are generally expected to be much lower for branded apparel than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net sales, gross margins with respect to net sales of branded apparel were 21% for the three months ended September 30, 2007.

Selling, general and administrative expenses were $37,000 with regard to branded apparel for the three months ended September 30, 2008, a decrease of $64,000, or 63%, from $101,000 for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses was primarily due to the discontinuance of our marketing efforts with regard to Top-Flite® branded apparel in November 2007. Selling, general and administrative expenses for the three months ended September 30, 2008, primarily consisted of legal expenses with regard to the September 2008 trial of our lawsuit we previously filed against a former inventory broker. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 84% for the three months ended September 30, 2007.

Royalty expense was due to Callaway through December 31, 2007, in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. We recorded royalty expense of $7,000 for the three months ended September 30, 2007, with respect to net sales of branded apparel.

Loss from operations with regard to branded apparel for the three months ended September 30, 2008, was ($37,000), a difference of $46,000, or 55%, from ($83,000) for the three months ended September 30, 2007.

Other income (expense), net

Other income (expense), net, was ($33,000) for the three months ended September 30, 2008, a decrease of $81,000, or 169%, from $48,000 for the three months ended September 30, 2007, as corrected. Other income, net, was primarily derived from interest earned on cash and cash equivalent balances held at various financial institutions. The decrease was generally attributable to our lower balance of cash and cash equivalents during the respective periods plus the additional accrual during the three months ended September 30, 2008, of $49,000 in interest due on customs duties owed with regard to our Prior Disclosure that we submitted to US Customs and Border Protection in November 2008.

Net income (loss)

Net loss for the three months ended September 30, 2008, was ($1,040,000), a difference of ($371,000), or 55%, as compared with the net loss of ($669,000) for the three months ended September 30, 2007, as corrected. We had federal and state net operating loss carry forwards of $8,761,000 and $10,697,000 at September 30, 2008, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at September 30, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including expanding our SPORT HALEY® and Ben Hogan® fashion apparel distribution channels within retail and corporate markets, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month period ended September 30, 2008.

Earnings (loss) per share

Basic and diluted loss per common share was ($0.46) for the three months ended September 30, 2008, and was ($0.29) for the three months ended September 30, 2007, as corrected. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $4.00 at September 30, 2008, $4.46 at June 30, 2008 and $4.51 at September 30, 2007, as corrected.

SPORT-HALEY, INC.

ITEM 4 CONTROLS AND PROCEDURES

(a)                    Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures to provide reasonable assurance of achieving our desired disclosure control objectives. We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

As previously reported, during fiscal 2008, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we completed the design, documentation and implementation of our internal controls over financial reporting. We believe that we have purposely designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as of June 30, 2008, and management could not state whether or not our internal controls over financial reporting are effective. We began testing our controls by utilizing the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO,” as a basis to evaluate the effectiveness of our internal controls over financial reporting, but did not complete the detailed testing of all our controls by June 30, 2008. Further, as previously reported, in August 2008, we became aware that our controls were ineffective to prevent the underpayment of customs duties on certain of our imports of fashion apparel purchased from foreign suppliers. See Item 5 Other Information below for our detailed explanation of this matter. We discovered that we were underpaying import duties with regard to fashion apparel received from foreign suppliers for which fabric had been purchased from another foreign supplier, because the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel. We determined that the underpayment of customs duties revealed a significant deficiency in our internal controls over financial reporting, and in September 2008 our remediation procedures included designing and implementing specific internal controls to ensure that our customs broker receives complete and accurate information to compute the correct value to be declared for import customs valuations. We expect to design a plan to complete the testing of all our controls by December 31, 2008.

Except as noted above, there have been no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the three months ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SPORT-HALEY, INC.

PART II
OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. Among other things, the Plaintiffs alleged that the Defendants misapplied an inventory deposit of $291,135 paid to the Defendants in March 2006 by Sport Haley, which the Defendants used to offset certain amounts purportedly owed to the Defendants by Explorer Headgear, Inc., and that the Defendants failed to return $176,877 which was overpaid by Sport Haley as of July 2006. The Plaintiffs alleged claims against the Defendants for conversion and violation of the Colorado civil theft statute as well as for unjust enrichment and negligence. The Plaintiffs originally sought repayment of the $291,135 and $176,877 amounts and other relief. At the commencement of the trial, which occurred on September 23, 2008, the Plaintiffs agreed to withdraw their claim for the $176,877 amount that they previously alleged was overpaid to the Defendants. At the conclusion of the trial, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135 with regard to the Plaintiff’s claims for conversion and unjust enrichment, and the Court dismissed all of the other claims. On November 4, 2008, the Defendants filed a Notice of Appeal in the Colorado Court of Appeals, citing various issues proposed to be raised on appeal. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment.

ITEM 1A     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2008.

ITEM 5        OTHER INFORMATION

(a)     As previously reported, in August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. This issue was brought to our attention by a third party and was not an intentional concealment or act on the part of the Company or any of its officers, directors or employees. For such imports, the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel.

In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we began voluntarily preparing a Prior Disclosure in September 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure corrected amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure was submitted to US Customs and Border Protection. In September 2008, we retained an import duties specialist to assist us with the Prior Disclosure. The specialist advised us that, upon our delivery of the Prior Disclosure and an agreement to pay the applicable amounts and interest thereon, it is highly unlikely (but we can give no assurance to the contrary) that US Customs and Border Protection will assess further fines and/or penalties with regard to this matter. Therefore, we believe that upon delivery of our Prior Disclosure and the related payment agreement, US Customs and Border Protection will consider this matter closed. We determined that additional customs duties owed for the period from approximately November 2003 through September 2008 totaled $713,000 and accrued interest due thereon totaled $93,000. Our Prior Disclosure, submitted in November 2008, totaled $715,000 in additional customs duties plus $97,000 in accrued interest due thereon.

As previously reported, in order to assess materiality with regard to the underpaid customs duties, we applied the concepts set forth in Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” issued by the Securities and Exchange Commission and FASB Concepts Statement No. 2, “Qualitative Characteristics of Accounting Information.” We applied the iron curtain and rollover approaches proscribed by SAB 108 to quantify the effects on the current and prior fiscal years caused by the underpaid customs duties. Per SAB 108, “[T]he iron curtain approach quantifies a misstatement based upon the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatements year(s) of origination.” The rollover approach quantifies a misstatement based on the amount of the error originating in the income statement for the year in which the error occurred. Per FASB Concepts Statement No. 2, qualitative materiality determinations are based upon whether “it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.”

Our qualitative analysis and our quantitative analysis under the rollover approach each yielded results that indicate the correction of prior year financial statement amounts is immaterial in each case. Our quantitative analysis under the iron curtain approach yielded results that indicate application of the iron curtain method would have caused our fiscal 2008 financial statements to be materially misstated. When analyzing materiality under the iron curtain and rollover approaches, SAB 108 directs, “[A] registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.” SAB 108 further instructs, “[A]fter all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements.” Accordingly, we have corrected our financial statements for the three-month period ended September 30, 2007, which are included in this report on Form 10-Q.

(b)     During the first quarter of fiscal 2009, we made no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

SPORT-HALEY, INC.
(Registrant)

Date:	November 19, 2008	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)