Form 10-Q
period 2008-12-31
SPORT HALEY INC
filed 2009-02-19
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE ACT

Commission File No. 0-51715

SPORT-HALEY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	84-1111669
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4600 E. 48th Avenue, Denver, Colorado  80216

(Address of principal executive offices)

(303) 320-8800

(Issuer’s telephone number including area code)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

        Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2009
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)	(***)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,621,000	$2,830,000
Marketable securities	—	200,000
Accounts receivable, net of allowances of $323,000 and $278,000, respectively	1,938,000	2,791,000
Inventories	6,822,000	5,947,000
Prepaid expenses and other	275,000	264,000
Total current assets	10,656,000	12,032,000

PROPERTY AND EQUIPMENT, net	147,000	197,000
Other assets	3,000	3,000

TOTAL ASSETS	$10,806,000	$12,232,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$594,000	$736,000
Accrued royalties payable	63,000	52,000
Accrued commissions payable	114,000	180,000
Accrued payroll payable	31,000	138,000
Accrued customs duties payable	818,000	685,000
Accrued other expenses payable	184,000	177,000
	1,804,000	1,968,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	—	80,000

TOTAL LIABILITIES - CURRENT	1,804,000	2,048,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings (deficit)	(1,100,000)	82,000
Total shareholders’ equity	9,002,000	10,184,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,806,000	$12,232,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		As Corrected		As Corrected
		(Note 2)		(Note 2)
NET SALES	$3,225,000	$4,411,000	$6,049,000	$7,939,000

COST OF GOODS SOLD
Cost of goods sold	2,138,000	2,658,000	3,914,000	4,891,000
Impairments	53,000	20,000	331,000	174,000
Total cost of goods sold	2,191,000	2,678,000	4,245,000	5,065,000

GROSS PROFIT	1,034,000	1,733,000	1,804,000	2,874,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,252,000	1,646,000	2,872,000	3,371,000
Royalty expense	1,000	142,000	156,000	268,000
Total other operating costs	1,253,000	1,788,000	3,028,000	3,639,000

LOSS FROM OPERATIONS	(219,000)	(55,000)	(1,224,000)	(765,000)

Other income, net	77,000	32,000	44,000	80,000

Provision for income taxes	—	—	(2,000)	(7,000)

NET LOSS	$(142,000)	$(23,000)	$(1,182,000)	$(692,000)

NET LOSS PER SHARE
Basic and diluted loss per common share	$(0.06)	$(0.01)	$(0.52)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted weighted average shares outstanding	2,284,000	2,284,000	2,284,000	2,284,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited) As Corrected (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,182,000)	$(692,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	91,000	106,000
Impairments	331,000	174,000
Allowance for doubtful accounts	20,000	60,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	833,000	373,000
Inventories	(1,206,000)	(1,040,000)
Other assets	(11,000)	(161,000)
Accounts payable	(142,000)	(671,000)
Accrued expenses and other	(102,000)	68,000
Net cash used by operating activities	(1,368,000)	(1,783,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities	200,000	—
Purchase of fixed assets	(41,000)	(3,000)
Net cash provided (used) by investing activities	159,000	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	1,000,000
Repayments under line of credit	—	(1,000,000)
Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,209,000)	(1,786,000)

CASH AND CASH EQUIVALENTS, beginning of period	2,830,000	4,464,000

CASH AND CASH EQUIVALENTS, end of period	$1,621,000	$2,678,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,000	$7,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation Our condensed consolidated financial statements include the accounts of Sport-Haley, Inc. (“Sport Haley”) and Reserve Apparel Group LLC (“Reserve Apparel”). Sport Haley and Reserve Apparel may collectively be referred to as “the Company,” “we,” “us” or “our.” All significant inter-company transactions between Sport Haley and Reserve Apparel have been eliminated.

Nature of Operations Sport Haley, organized as a Colorado corporation in January 1991, designs, purchases or contracts for the manufacture of, markets and distributes women’s and men’s fashion golf apparel and outerwear under the SPORT HALEY® and Ben Hogan® labels. Our fashion golf apparel collections, known for their innovative designs, quality fabrics, generous fits and classic styles, are primarily marketed in the premium and mid-priced markets through a network of independent sales representatives to golf professional shops, country clubs, resorts and exclusive department stores within the United States. Ben Hogan® fashion golf apparel is distributed per the terms of a license agreement with Callaway Golf Company (“Callaway”).

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

Reclassification Certain prior period amounts have been reclassified to conform to the December 31, 2008, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

Marketable Securities Marketable securities generally consisted of certificates of deposit that had an initial maturity of greater than three months and were classified as held-to-maturity. Due to the short-term nature of the investments, there were no material

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unrealized gains or losses on these investments. As a result, the carrying values of marketable securities approximated their fair value.

Accounts Receivable Accounts receivable contain amounts due from our independent wholesale sales representatives, primarily for sample garments. The total of amounts due from sales representatives represents less than 5% of our total accounts receivable.

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

At December 31, 2008, there were outstanding options to purchase 577,000 shares of our common stock at exercise prices ranging from $2.71 to $3.60 per share and expiration dates between January 2010 and January 2013. All outstanding options are fully vested. No options were exercised during the three months or six months ended December 31, 2008. During the six months ended December 31, 2008, 9,000 options expired.

Recent Pronouncements In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because: (i) it is directed to the auditor rather than the entity; (ii) it is complex; and, (iii) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities, because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Our adoption of SFAS 162 upon its effective date is not expected to have a material effect on our financial condition or the results of our operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” FASB Statement No. 133 (“SFAS 131”), “Accounting for Derivative Instruments and Hedging Activities,” establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 161 amends and expands the disclosure requirements of SFAS 131 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and, (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption encouraged. SFAS 161 further encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Our adoption of SFAS 161 upon its effective date is not expected to materially affect our financial condition or the results of our operations.

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

In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we voluntarily submitted a Prior Disclosure in November 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure corrected amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure was submitted to US Customs and Border Protection. In September 2008, we retained an import duties specialist to assist us with the Prior Disclosure. The specialist advised us that, upon our delivery of the Prior Disclosure and an agreement to pay the applicable amounts and interest thereon, it is highly unlikely (but we can give no assurance to the contrary) that US Customs and Border Protection will assess further fines and/or penalties with regard to this matter. Therefore, we believe that upon acceptance of our Prior Disclosure and a related payment agreement with the National Finance Center, US Customs and Border Protection will consider this matter closed. Our Prior Disclosure totaled $812,000, including $97,000 in accrued interest due thereon. At December 31, 2008, the balance due with regard to the Prior Disclosure totaled $818,000, including accrued interest of $103,000. To date, we have not been contacted by either US Customs and Border Protection or the National Finance Center with regard to our Prior Disclosure or a payment arrangement therefor.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our qualitative and quantitative analyses under the rollover approach each yielded results that indicated the correction of prior year financial statement amounts was immaterial in each case. Our quantitative analysis under the iron curtain approach yielded results that indicated application of the iron curtain method would have caused our fiscal 2008 financial statements to be materially misstated. When analyzing materiality under the iron curtain and rollover approaches, SAB 108 directs, “[A] registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.” SAB 108 further instructs, “[A]fter all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements.” Accordingly, we have corrected our financial statements for the three-month and six-month periods ended December 31, 2007, which are included in this report on Form 10-Q.

Corrections of the Company’s prior period financial statements resulted in a reduction of $404,000 in total shareholders’ equity as of July 1, 2007, which added to the $89,000 correction for the six months ended December 31, 2007, brought the reduction in shareholders’ equity to $493,000 as of December 31, 2007. The following comparison of condensed consolidated balance sheets as of December 31, 2007, the comparisons of condensed consolidated statements of income for the three months and six months ended December 31, 2007, and the comparison of condensed consolidated statements of cash flows for the six months ended December 31, 2007, present the effects resulting from correcting the Company’s financial statements for the aforementioned reason.

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007
	As Corrected	Effect of Correction	As Previously Reported
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,678,000	$—	$2,678,000
Accounts receivable, net of allowances	2,633,000	—	2,633,000
Inventories	6,752,000	67,000	6,685,000
Prepaid expenses and other	364,000	—	364,000
Total current assets	12,427,000	67,000	12,360,000

PROPERTY AND EQUIPMENT, net	296,000	—	296,000
OTHER ASSETS	3,000	—	3,000

TOTAL ASSETS	$12,726,000	$67,000	$12,659,000

LIABILITIES AND SHAREHOLDERS’S EQUTY

CURRENT LIABILITIES
Accounts payable	$895,000	$—	$895,000
Accrued royalties payable	139,000	—	139,000
Accrued commissions payable	198,000	—	198,000
Accrued payroll	280,000	—	280,000
Accrued customs duties payable	560,000	560,000	—
Other	186,000	—	186,000
	2,258,000	560,000	1,698,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	182,000	—	182,000

TOTAL LIABILITIES - CURRENT	2,440,000	560,000	1,880,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value	—	—	—
Common stock, no par value	8,481,000	—	8,481,000
Additional paid-in capital	1,621,000	—	1,621,000
Retained earnings	184,000	(493,000)	677,000
Total shareholders’ equity	10,286,000	(493,000)	10,779,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,726,000	$67,000	$12,659,000

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED DECEMBER 31, 2007
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$4,411,000	$—	$4,411,000

COST OF GOODS SOLD
Cost of goods sold	2,658,000	47,000	2,611,000
Inventory impairments	20,000	—	20,000
Total cost of goods sold	2,678,000	47,000	2,631,000

GROSS PROFIT	1,733,000	(47,000)	1,780,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,646,000	—	1,646,000
Royalty expense	142,000	—	142,000
Total other operating costs	1,788,000	—	1,788,000

LOSS FROM OPERATIONS	(55,000)	(47,000)	(8,000)

Other income, net	32,000	—	32,000

Provision for income taxes	—	—	—

NET INCOME (LOSS)	$(23,000)	$(47,000)	$24,000

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$(0.02)	$0.01
Diluted	$(0.01)	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,284,000	—	2,284,000
Diluted	2,284,000	—	2,284,000

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED DECEMBER 31, 2007
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$7,939,000	$—	$7,939,000

COST OF GOODS SOLD
Cost of goods sold	4,891,000	89,000	4,802,000
Inventory impairments	174,000	—	174,000
Total cost of goods sold	5,065,000	89,000	4,976,000

GROSS PROFIT	2,874,000	(89,000)	2,963,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	3,371,000	—	3,371,000
Royalty expense	268,000	—	268,000
Total other operating costs	3,639,000	—	3,639,000

LOSS FROM OPERATIONS	(765,000)	(89,000)	(676,000)

Other income, net	80,000	—	80,000

Provision for income taxes	(7,000)	—	(7,000)

NET INCOME (LOSS)	$(692,000)	$(89,000)	$(603,000)

NET INCOME (LOSS) PER SHARE
Basic	$(0.30)	$(0.04)	$(0.26)
Diluted	$(0.30)	$(0.04)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,284,000	—	2,284,000
Diluted	2,284,000	—	2,284,000

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED DECEMBER 31, 2007
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(692,000)	$(89,000)	$(603,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	106,000	—	106,000
Impairments	174,000	—	174,000
Allowance for doubtful accounts	60,000	—	60,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	373,000	—	373,000
Inventories	(1,040,000)	5,000	(1,045,000)
Other assets	(161,000)	—	(161,000)
Accounts payable	(671,000)	—	(671,000)
Accrued expenses and other	68,000	84,000	(16,000)
Net cash used by operating activities	(1,783,000)	—	(1,783,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,000)	—	(3,000)
Net cash used by investing activities	(3,000)	—	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	1,000,000	—	1,000,000
Repayments under line of credit	(1,000,000)	—	(1,000,000)
Net cash provided by financing activities	—	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,786,000)	—	(1,786,000)

CASH AND CASH EQUIVALENTS,
beginning of period	4,464,000	—	4,464,000

CASH AND CASH EQUIVALENTS,
end of period	$2,678,000	$—	$2,678,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,000	$—	$7,000

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	INVENTORIES

	December 31,	June 30,
	2008	2008
Inventories consisted of the following:
Component	$345,000	$331,000
Finished goods	6,477,000	5,616,000

	$6,822,000	$5,947,000

Included in finished goods inventories are allowances for inventory write-downs of $469,000 and $168,000 as of December 31, 2008, and June 30, 2008, respectively.

NOTE 4	LINE OF CREDIT AGREEMENT

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had no collateralized deposits, and therefore had no borrowing availability under the business loan agreement, at December 31, 2008. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at December 31, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At December 31, 2008, and June 30, 2008, we had outstanding letters of credit of $0 and $1,144,000, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expired on December 5, 2008, provided for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earned a market rate of interest. Borrowings under the amended line of credit agreement accrued interest at 1.250% plus the one-month LIBOR rate. At December 5, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at December 31, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduced the amount available for borrowing under the line of credit agreement. At December 31, 2008, and June 30, 2008, we had

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding letters of credit of $0 and $0, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

NOTE 5	COMMITMENTS AND CONTINGENCIES

The license agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel. We record royalties governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Certain terms of the license agreement provide for minimum royalties on a calendar year basis. We expected that royalties generated on sales of Ben Hogan® fashion apparel would be insufficient to meet the contractual minimum royalty requirement for calendar 2008 and, accordingly, we had recorded a contingent liability totaling $164,000 with respect to the calendar year 2008 minimum royalty requirement as of September 30, 2008. In February 2009, we renegotiated certain terms of the license agreement with Callaway, whereby minimum royalties due for 2008 were reduced to $350,000. Because sales of Ben Hogan® apparel generated royalties in excess of $350,000 for 2008, at December 31, 2008, we reversed the contingent liability of $164,000.

NOTE 6	EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.” SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended December 31, 2008
	Net Income (Loss)	Weighted Average Shares	Per Share

Basic loss per share	$(142,000)	2,284,000	$(0.06)

Effect of dilutive securities options [A]	—	—	—

Diluted earnings per share	$(142,000)	2,284,000	$(0.06)

	Six Months ended December 31, 2008
	Net Income (Loss)	Weighted Average Shares	Per Share

Basic loss per share	$(1,182,000)	2,284,000	$(0.52)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(1,182,000)	2,284,000	$(0.52)

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended December 31, 2007
	Net Income (Loss)	Weighted Average Shares	Per Share

Basic loss per share (as corrected)	$(23,000)	2,284,000	$(0.01)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(23,000)	2,284,000	$(0.01)

	Six Months ended December 31, 2007
	Net Income (Loss)	Weighted Average Shares	Per Share

Basic loss per share (as corrected)	$(692,000)	2,284,000	$(0.30)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(692,000)	2,284,000	$(0.30)

[A] All securities options were anti-dilutive and therefore excluded from the loss per share calculations due to the loss for the period presented.

NOTE 7	SEGMENT INFORMATION

The consolidated Company has two operating segments which consist of designing, purchasing or contracting for the manufacture of and wholesale sales of women’s and men’s: (1) fashion golf apparel and outerwear; and, (2) branded golf apparel, which we discontinued marketing as of November 2007. SPORT HALEY® and Ben Hogan® fashion golf apparel and outerwear collections are primarily marketed by Sport Haley in the premium and mid-priced markets through a network of independent wholesale sales representatives to golf professional shops, country clubs, resorts and exclusive department stores within the United States. Top-Flite® men’s branded apparel was marketed by Reserve Apparel to mass retailers and other big-box type high sales volume retail stores within the United States. Ben Hogan® fashion apparel and Top-Flite® branded apparel have been distributed pursuant to a license agreement with Callaway.

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

Condensed Consolidated Balance Sheets Segment Information as of December 31, 2008, and June 30, 2008:

	December 31, 2008			June 30, 2008
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Cash and cash equivalents	$1,601	$20	$1,621	$2,798	$32	$2,830
Marketable securities	—	—	—	200	—	200
Accounts receivable, net of allowances	1,821	117	1,938	2,439	352	2,791
Inventories	6,822	—	6,822	5,947	—	5,947
Prepaid expenses	275	—	275	264	—	264
Property and equipment, net	147	—	147	197	—	197
Other assets	3	—	3	3	—	3
Total Assets	$10,669	$137	$10,806	$11,848	$384	$12,232

Accounts payable	$594	$—	$594	$500	$236	$736
Accrued royalties payable	63	—	63	52	—	52
Accrued commissions payable	114	—	114	180	—	180
Accrued payroll	31	—	31	138	—	138
Accrued customs duties payable	818	—	818	685	—	685
Other liabilities	184	—	184	177	—	177
	1,804	—	1,804	1,732	236	1,968
Minimum royalties payable (current)	—	—	—	80	—	80
Total Liabilities - Current	$1,804	$—	$1,804	$1,812	$236	$2,048

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations Segment Information for the Three Months and Six Months Ended December 31, 2008 and 2007, as corrected:

				Three Months Ended December 31, 2007
	Three Months Ended December 31, 2008			(As Corrected)
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Net Sales	$3,225	$—	$3,225	$4,385	$26	$4,411
Cost of goods sold	2,138	—	2,138	2,632	26	2,658
Inventory impairments	53	—	53	—	20	20
Total cost of goods sold	2,191	—	2,191	2,632	46	2,678
Gross profit	1,034	—	1,034	1,753	(20)	1,733
Selling, general and admin expenses	1,248	4	1,252	1,619	27	1,646
Royalty expense	1	—	1	138	4	142
Total other operating costs	1,249	4	1,253	1,757	31	1,788
Loss from operations	(215)	(4)	(219)	(4)	(51)	(55)
Other income (expense), net	77	—	77	32	—	32
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(138)	$(4)	$(142)	$28	$(51)	$(23)

				Six Months Ended December 31, 2007
	Six Months Ended December 31, 2008			(As Corrected)
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Net Sales	$6,049	$—	$6,049	$7,793	$146	$7,939
Cost of goods sold	3,914	—	3,914	4,770	121	4,891
Inventory impairments	331	—	331	154	20	174
Total cost of goods sold	4,245	—	4,245	4,924	141	5,065
Gross profit	1,804	—	1,804	2,869	5	2,874
Selling, general and admin expenses	2,831	41	2,872	3,243	128	3,371
Royalty expense	156	—	156	257	11	268
Total other operating costs	2,987	41	3,028	3,500	139	3,639
Loss from operations	(1,183)	(41)	(1,224)	(631)	(134)	(765)
Other income (expense), net	44	—	44	79	1	80
Provision for income taxes	(2)	—	(2)	—	(7)	(7)
Net income (loss)	$(1,141)	$(41)	$(1,182)	$(552)	$(140)	$(692)

SPORT-HALEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	LITIGATION

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. At the conclusion of the trial in September 2008, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135. On November 4, 2008, the Defendants filed an appeal of the District Court’s judgment in the Colorado Court of Appeals, citing various issues proposed to be raised on appeal. The appeal is pending. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, variations or the negative of these words, and any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The reader should be aware that our actual results could differ materially from those contained in forward-looking statements. Our financial condition and the results of our operations will depend on a number of factors, including, but not limited to, the following: our ability to successfully anticipate fashion trends, design favorably accepted fashion golf apparel, effectively advertise and communicate within the marketplace, and penetrate our chosen distribution channels; competition within golf apparel markets; business conditions and growth in the fashion golf apparel market and the general economy; our ability to successfully forecast sales and optimize inventory levels; our ability to successfully manage risks associated with licensed apparel, such as the Ben Hogan® apparel collections; loss of certain third party suppliers, and/or delays in receiving garments from third party suppliers caused by various factors, including lost or reduced manufacturing capacity of significant suppliers, labor shortages, timely performance of third parties, transportation difficulties, and others; significant delays in deliveries from third party suppliers; unsatisfactory recourse with regard to nonconforming goods received from foreign suppliers; political and international trade relations; changes in international trade quota systems for apparel; significant reliance upon several individual foreign suppliers; reliance upon a certain foreign person responsible for maintaining relationships with and monitoring the performance of certain of our significant foreign suppliers; consumer spending on golf apparel; general global economic and political conditions resulting from threats or acts of war or terrorism and responses thereto; access to capital; maintaining satisfactory relationships with commercial banking institutions; establishing controls with regard to and maintaining the integrity of technology and information systems; and, reliance upon executive officers and key employees. Additional information on these and other factors that could affect our financial results is included in the discussion below and in our Form 10-K for the year ended June 30, 2008. There may be other factors not mentioned above, in the discussion below or included in our Securities and Exchange Commission filings that may cause actual results to differ materially from any forward-looking statement. The reader should not place undue reliance on any forward-looking statement. Neither the Company nor any of its corporate officers or key employees assumes any obligation to update any forward-looking statement as a result of new information, future event or development, except as required by securities laws.

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

SPORT HALEY® fashion apparel is comprised almost exclusively of women’s garments and accessories, designed by utilizing classic styles with contemporary influences intended to develop and maintain brand recognition and loyalty, on or off the golf course. While each product in the SPORT HALEY® apparel line is sold separately, the line is intentionally designed in groups with coordinated

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

styles, color schemes and fabrics to encourage customers to purchase multiple garments. SPORT HALEY® women’s fashion apparel includes a variety of fabrics and weave patterns, including interlock, pique, French terry, jersey and twill, and may feature a unique trim, a special fabric finish or extra needlework. The SPORT HALEY® name has been highly recognized as a women’s fashion apparel brand within the premium and mid-priced golf apparel markets for over 20 years, in part, because of the cohesiveness of our design staff. Catherine B. Blair, our Vice President — Merchandising and Design, has provided direction for the SPORT HALEY® brand for over 16 years. Ms. Blair is keenly aware of fashion trends within the women’s golf apparel market and has kept our SPORT HALEY® fashion apparel collections on the leading edge of the market by including moisture wicking technical performance fabrics, such as Aerocool® and Dry-Tech® 18, and several leading edge, younger looking, athletic-style garments, while maintaining the time-honored elegance of the SPORT HALEY® brand. Certain of our premium priced SPORT HALEY® garments are trimmed with Swarovski® Austrian cut crystals, the unique and patented cutting process which produces ultimate brilliance, and come with a “Made with Crystallized Swarovski® Elements” hangtag for authenticity. The technical performance fabrics, athletic-style garments and Swarovski® trims have all been well received by our customers.

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

Inventories

Our inventories, predominately comprised of finished goods, are generally valued at the lower of cost (weighted average) or market. Costs include amounts paid to suppliers for packaged apparel and/or materials and labor, import costs, such as customs duties, freight-in and other miscellaneous costs, and allocated overhead. Excess fashion apparel inventories, consisting of discontinued or aging merchandise, are a natural component of a seasonal apparel business. While certain fashion apparel items will sell out in any particular selling season, quantities of other fashion apparel items will remain at the end of each selling season. We market excess fashion apparel finished goods inventories at reduced wholesale prices to our customers in the normal course of business. Remaining excess inventories are liquidated through other markets. In the ordinary course of business, we maintain reserves for inventory write-downs due to the obsolescence of excess inventories. We perform analyses on a quarterly basis to identify unsold excess inventories and adjust our reserves for inventory obsolescence to reduce the carrying value of excess inventories to their estimated net realizable value, which is estimated based on management’s disposition plans and historical experiences. Generally, branded apparel inventories were not prone to impairment, because we usually ordered branded apparel in quantities per specific customer orders.

We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we adjusted the carrying value of our excess fashion apparel inventories, accordingly. We adjusted our reserve for inventory obsolescence and recorded impairments of $53,000 and $331,000 with regard to fashion apparel inventories for the three-month and six-month periods ended December 31, 2008. Comparatively, we adjusted our reserve for inventory obsolescence and recorded impairments of $20,000 and $174,000 with regard to fashion apparel inventories for the three-month and six-month periods ended December 31, 2007, as corrected. The balances of our reserves for inventory obsolescence totaled $469,000, 168,000 and $173,000 at December 31, 2008, June 30, 2008, and December 31, 2007, respectively. While we believe that our processes produce fair valuations of our excess inventories, if actual future market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at December 31, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including increasing our presence in retail markets for our SPORT HALEY® and Ben Hogan® fashion apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At December 31, 2008, our allowance for doubtful accounts totaled $242,000, including a specific reserve of $175,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. In September 2008, the Court awarded judgment in our favor and against the former inventory broker and its principal in the amount of $291,135. In November, 2008, the former inventory broker filed an appeal of the District Court’s judgment in the Colorado Court of Appeals, citing various issues proposed to be raised on appeal. In order to collect from the former broker, assuming the Court of Appeals affirms the judgment we obtained from the District Court, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection of the previously awarded judgment is not assured, we have maintained a reserve for potential non-recovery in the amount of $175,000. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At December 31, 2008, our allowance for sales returns was $81,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and we believe that our balance sheet amounts at December 31, 2008, are more meaningful when compared with the corresponding balance sheet amounts at December 31, 2007, rather than with the corresponding balance sheet amounts at June 30, 2008.

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

Working capital was $8,852,000, $9,984,000 and $10,480,000 at December 31, 2008, June 30, 2008, and December 31, 2007, as corrected, respectively. Cash and cash equivalents totaled $1,621,000, $2,830,000 and $2,678,000 at December 31, 2008, June 30, 2008, and December 31, 2007, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents, if they are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates. As of December 31, 2008, we had accrued $818,000 in import duties due to US Customs and Border Protection, including accrued interest thereon of $103,000, with regard to the Prior Disclosure we submitted in November 2008. We expect to negotiate the terms of a payment plan with the National Finance Center. If we are required to pay the entire balance of import duties and interest in a lump sum payment with regard to the Prior Disclosure, our cash on hand will be significantly impacted and we may need to obtain additional sources of capital to sustain the working capital needs of our operations. However, we can give no assurance that such sources of capital will be available to us, given the current status of capital markets in the United States and other factors. Our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, and our ability to timely collect customer accounts receivable.

When compared with the June 30, 2008, balance of $2,791,000, our net accounts receivable balance at December 31, 2008, decreased by $853,000, or 31%, to $1,938,000. Our net accounts receivable balance at December 31, 2008, decreased by $695,000, or 26%, when compared with the December 31, 2007, balance of $2,633,000. The decreases correlate with corresponding decreases in net sales between the comparable periods. Our net accounts receivable balance relating to fashion apparel was $1,821,000 at December 31, 2008, a decrease of $618,000, or 25%, from the balance of $2,439,000 at June 30, 2008, and a decrease of $314,000, or 15%, from the balance of $2,135,000 at December 31, 2007. Our net accounts receivable balance relating to branded apparel was $117,000 at December 31, 2008, a decrease of $235,000, or 67%, from the balance of $352,000 at June 30, 2008, and a decrease of $381,000, or 77%, from the balance of $498,000 at December 31, 2007. Changes in our accounts receivable balances provided operating cash of $853,000 and $433,000 for the fiscal quarters ended December 31, 2008 and 2007, respectively.

Our fashion apparel inventories increased by $875,000, or 15%, from $5,947,000 at June 30, 2008, to $6,822,000 at December 31, 2008. Due to the cyclical nature of our business, our fashion apparel inventories are typically higher at December 31 than at June 30. Our fashion apparel inventories increased by $847,000, or 14%, from $5,886,000 at June 30, 2007, as corrected, to $6,733,000 at December 31, 2007, as corrected. When compared with the balance of $6,733,000 at December 31, 2007,

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as corrected, our inventories at December 31, 2008, increased by $89,000, or 1%. Our branded apparel inventories were less than $1,000 at December 31, 2008, and June 30, 2008, and were $19,000 at December 31, 2007. Fluctuations in our finished goods inventories are caused in part by the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished goods at December 31, 2008, June 30, 2008, and December 31, 2007, totaled approximately $435,000, $264,000 and $388,000 respectively. Changes in our inventory balances used operating cash of $875,000 and $866,000 for the six-month periods ended December 31, 2008 and 2007, as corrected, respectively.

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

Total liabilities decreased by $244,000, or 12%, at December 31, 2008, to $1,804,000 from $2,048,000 at June 30, 2008. Primarily due to the cyclical nature and timing of payments for inventory purchases, our liabilities typically decrease at December 31 when compared to June 30. Total liabilities decreased by $602,000, or 20%, at December 31, 2007, to $2,440,000 from $3,042,000 at June 30, 2007. At December 31, 2008, total liabilities decreased by $636,000, or 26%, from $2,440,000 at December 31, 2007, as corrected. The decrease between the comparative December 31 amounts was comprised of the following: $301,000 decrease in trade accounts payable; $258,000 decrease in accrued royalties payable; $84,000 increase in accrued sales commissions payable; $249,000 decrease in accrued payroll payable; $2,000 increase in other accrued expenses; and, $182,000 decrease in minimum royalties payable. The decrease in trade accounts payable relate to the differences between the nature and timing of payments, and the decreases in accrued royalties payable and sales commissions payable relate to a corresponding decrease in net sales between the comparative three month periods ended December 31, 2008 and 2007, as corrected. At December 31, 2007, accrued payroll expenses included $40,000 in severance and other compensation payable to our former chief executive officer and $80,000 in severance and other compensation payable to our former regional sales managers. Accrued severance and other compensation was $0 at December 31, 2008. The former chief executive officer received severance compensation through March 2008 and one of our former regional sales managers received severance compensation through August 2008. Changes in our total liabilities used operating cash of $244,000 and $603,000 for the six-month periods ended December 31, 2008 and 2007, as corrected, respectively.

Due to the combination of the factors discussed above, and others, during the six months ended December 31, 2008, our operating activities used cash of $1,368,000. Comparatively, during the six months ended December 31, 2007, our operating activities used cash of $1,783,000.

For the six months ended December 31, 2008, investing activities provided cash of $159,000, primarily from the maturity of a marketable security. Comparatively, for the six months ended December 31, 2007, investing activities used cash of $3,000. During the six months ended December 31, 2008 and 2007, we expended $41,000 and $3,000, respectively, for the purchase of property and equipment, and $91,000 and $106,000, respectively, in depreciation and amortization was charged to current operations.

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had no collateralized deposits, and therefore had no borrowing availability under the business loan agreement, at December 31, 2008. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at December 31, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At December 31, 2008, and June 30, 2008, we had outstanding letters of credit of $0 and $1,144,000, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expired on December 5, 2008, provided for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earned a market rate of interest. Borrowings under the amended line of credit agreement accrued interest at 1.250% plus the one-month LIBOR rate. At December 5, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at December 31, 2008, or June 30, 2008, respectively. Outstanding letters of credit reduced the amount available for borrowing under the line of credit agreement. At December 31, 2008, and June 30, 2008, we had outstanding letters of credit of $0 and $0, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

 RESULTS OF OPERATIONS

Total net sales for the three months ended December 31, 2008, were $3,225,000, a decrease of $1,186,000, or 27%, from total net sales of $4,411,000 for the three months ended December 31, 2007, primarily due to a decrease in net sales of fashion apparel as explained below. Net sales of fashion apparel for the three months ended December 31, 2008, were $3,225,000, a decrease of $1,160,000, or 26%, from net sales of fashion apparel of $4,385,000 for the three months ended December 31, 2007. Net sales of branded apparel for the three months ended December 31, 2008 and 2007, as corrected, were $0 and $26,000, respectively.  Our net sales for the three months ended December 31, 2008 and 2007, respectively, also include embroidery and shipping revenues.

Total net sales for the six months ended December 31, 2008, were $6,049,000, a decrease of $1,890,000, or 24%, from total net sales of $7,939,000 for the six months ended December 31, 2007, primarily due to a decrease in net sales of fashion apparel as explained below. Net sales of fashion apparel for the six months ended December 31, 2008, were $6,049,000, a decrease of $1,744,000, or 22%, from net sales of fashion apparel of $7,793,000 for the six months ended December 31, 2007. Net sales of branded apparel for the six months ended December 31, 2008 and 2007, as corrected, were $0 and $146,000, respectively.  Our net sales for the six months ended December 31, 2008 and 2007, respectively, also include embroidery and shipping revenues.

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

Net sales of fashion apparel for the three months ended December 31, 2008, were $3,225,000, a decrease of $1,160,000, or 26%, from net sales of fashion apparel of $4,385,000 for the three months ended December 31, 2007. Net sales of fashion apparel for the six months ended December 31, 2008, were $6,049,000, a decrease of $1,744,000, or 22%, from net sales of fashion apparel of $7,793,000 for the six months ended December 31, 2007. The decrease in sales of fashion apparel for the comparative three-month and six-month periods was primarily comprised of decreases in sales of SPORT HALEY® and Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $2,079,000 and $2,169,000 for the three months ended December 31, 2008 and 2007, respectively, a decrease of $90,000, or 4%, and were $3,542,000 and $3,749,000 for the six months ended December 31, 2008 and 2007, respectively, a decrease of $207,000, or 6%. Net sales of our Ben Hogan® fashion apparel collections were $1,059,000 and $2,086,000 for the three months ended December 31, 2008 and 2007, respectively, a decrease of $1,027,000, or 49%, and were $2,321,000 and $3,788,000 for the six months ended December 31, 2008 and 2007, respectively, a decrease of $1,467,000, or 39%. The remainder of our fashion apparel net sales for the three months and six months ended December 31, 2008 and 2007, were comprised of embroidery and shipping revenues. We consider the weakening United States economy to be a large contributing factor to the decrease in our fashion apparel sales. We believe that our SPORT HALEY® fashion apparel brand may be better positioned to maintain market share in weak economic times than our Ben Hogan® fashion apparel brand, which is subject to greater competition within the country club and resort markets in which we primarily operate. Historically, the country club and resort markets have preferred to sell high-quality apparel that was not widely distributed within other retail markets. However, the broad market acceptance of major apparel brands such as Nike, Adidas and Under Armour, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts, appear to have diluted the value associated with the exclusivity of fashion apparel brands such as Ben Hogan®. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business, and we have continued to focus our marketing efforts with regard to Ben Hogan® fashion apparel on increasing our market presence in upscale retail stores and on penetrating further into corporate markets, in order to

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bolster future sales. Over the past year, we have introduced Ben Hogan® fashion apparel to a few upscale retail stores and we have continued to search for ways to increase our presence in the corporate market, but net sales to date have not been significant within either of those markets.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers in accordance with various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we reduced the carrying value of our excess fashion apparel inventories accordingly. For the three months ended December 31, 2008, we recorded net sales of $88,000 and loss of $11,000, with regard to the disposition of excess fashion apparel inventories. For the six months ended December 31, 2008, we recorded net sales of $131,000 and loss of $9,000, with regard to the disposition of excess fashion apparel inventories. For the three months and six months ended December 31, 2007, we recorded net sales of $295,000 and gross profit of $0 with regard to the disposition of excess fashion apparel inventories. For the three months and six months ended December 31, 2008, we recorded impairments of $53,000 and $331,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. Comparatively, for the three months and six months ended December 31, 2007, we recorded impairments of $0 and $154,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our fashion apparel, was 32% and 30% for the three months and six months ended December 31, 2008, and was 41% and 38% for the three months and six months ended December 31, 2007, as corrected, respectively.

Selling, general and administrative expenses with regard to fashion apparel decreased by $371,000, or 23%, to $1,248,000 for the three months ended December 31, 2008, from $1,619,000 for the comparable three-month period in the prior fiscal year. Selling, general and administrative expenses with regard to fashion apparel decreased by $412,000, or 13%, to $2,831,000 for the six months ended December 31, 2008, from $3,243,000 for the comparable six-month period in the prior fiscal year. The decrease between the comparative six-month periods was generally comprised of increases in advertising, tradeshow and legal and other expenses that were more than offset by decreases in personnel costs due to layoffs and job eliminations, sales commissions on correspondingly lower sales and less significant decreases in various other expenses. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 39% and 47%, for the three months ended December 31, 2008, and were 37% and 42%, for the six months ended December 31, 2007, as corrected, respectively.

We recorded royalty expense of $1,000 and $142,000 for the three months, and $156,000 and $268,000, for the six months ended December 31, 2008 and 2007, respectively. The decrease in royalty expense was attributable to a corresponding decrease in sales of Ben Hogan® fashion apparel for the comparative periods and to the reversal of our September 2008 accrual for minimum royalties. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. In February 2009, we renegotiated certain terms of the license agreement with Callaway, whereby minimum royalties due for 2008 were reduced to $350,000. Because sales of Ben Hogan® apparel generated royalties in excess of $350,000 for 2008, at December 31, 2008, we

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reversed the contingent liability of $164,000, which we had recorded as of September 30, 2008, by reducing royalty expense by $84,000 and recording other income of $80,000.

Loss from operations with regard to fashion apparel for the three months ended December 31, 2008, was ($215,000), a difference of ($211,000), or 5,275%, from ($4,000) for the comparable three-month period in the prior fiscal year, as corrected. Loss from operations with regard to fashion apparel for the six months ended December 31, 2008, was ($1,183,000), a difference of ($552,000), or 87%, from ($631,000) for the comparable six-month period in the prior fiscal year, as corrected.

Branded apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our business strategies, designed to return the Company to sustained profitability. We marketed Top-Flite® branded apparel to Wal-Mart and other mass retailers and big-box type high sales volume retail stores from November 2005 to November 2007. Net sales of Top-Flite® branded apparel of $26,000 and $146,000 for the three months and six months ended December 31, 2007, were comprised of shipments to a retailer for a test in 50 of its stores. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Wholesale prices are generally expected to be much lower for branded apparel than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net sales, gross margins with respect to net sales of branded apparel were (77%) and 3% for the three months and six months ended December 31, 2007.

Selling, general and administrative expenses were $4,000 with regard to branded apparel for the three months ended December 31, 2008, a decrease of $23,000, or 85%, from $27,000 for the three months ended December 31, 2007. Selling, general and administrative expenses were $41,000 with regard to branded apparel for the six months ended December 31, 2008, a decrease of $87,000, or 68%, from $128,000 for the three months ended December 31, 2007. The decrease in selling, general and administrative expenses was primarily due to the discontinuance of our marketing efforts with regard to Top-Flite® branded apparel in November 2007. Selling, general and administrative expenses for the three months and six months ended December 31, 2008, primarily consisted of legal expenses with regard to the September 2008 trial of a lawsuit we previously filed against a former inventory broker. As a percentage of net branded apparel sales, related selling, general and administrative expenses were  0% and 0%, for the three months ended December 31, 2008, and were 104% and 88%, for the six months ended December 31, 2007, as corrected, respectively.

Royalty expense was due to Callaway through December 31, 2007, in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. We recorded royalty expense of $0 and $0 for the three months ended December 31, 2008, and we recorded royalty expense of $4,000 and $11,000 for the six months ended December 31, 2007, with respect to net sales of branded apparel.

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from operations with regard to branded apparel was ($4,000) and ($41,000) for the three months and six months ended December 31, 2008, differences of $47,000, or 92%, and $93,000, or 69%, from ($51,000) and ($134,000) for the three months and six months ended December 31, 2007, respectively.

Other income

Other income, net, was $77,000 for the three months ended December 31, 2008, an increase of $45,000, or 141%, from $32,000 for the three months ended December 31, 2007, as corrected. Other income, net, was $44,000 for the six months ended December 31, 2008, a decrease of $36,000, or 45%, from $80,000 for the six months ended December 31, 2007, as corrected. Other income, net, generally consisted of interest earned on cash and cash equivalent balances held at various financial institutions, interest due on customs duties owed with regard to our Prior Disclosure, that we submitted to US Customs and Border Protection in November 2008, and other miscellaneous income. The increase for the comparable three-month periods was generally attributable to our lower balance of cash and cash equivalents during the respective periods plus the accrual during the three months ended December 31, 2008, of $12,000 in accrued interest due with regard to our Prior Disclosure combined with the reversal of $80,000 at December 31, 2008, for minimum royalties that had been accrued at June 30, 2008, with regard to our Ben Hogan® apparel sales. The decrease for the comparable three-month periods was generally attributable to our lower balance of cash and cash equivalents during the respective periods plus the accrual during the six months ended December 31, 2008, of $62,000 in accrued interest due with regard to our Prior Disclosure.

Net Loss

Net loss for the three months ended December 31, 2008, was ($142,000), a difference of ($119,000), or 517%, as compared with the net loss of ($23,000) for the three months ended December 31, 2007, as corrected. Net loss for the six months ended December 31, 2008, was ($1,182,000), a difference of ($490,000), or 71%, as compared with the net loss of ($692,000) for the six months ended December 31, 2007, as corrected. We had federal and state net operating loss carry forwards of $8,813,000 and $10,750,000 at December 31, 2008, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at December 31, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. We continue to explore various strategies to return the Company to profitability, including maintaining market share for our SPORT HALEY® fashion apparel and recovering market share for our Ben Hogan® fashion apparel within our core business of resort and country club markets, as well as expanding our SPORT HALEY® and Ben Hogan® fashion apparel distribution channels deeper into retail and corporate markets. However, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month  or six-month periods ended December 31, 2008.

Earnings (loss) per share

Basic and diluted losses per common share were ($0.06) and ($0.01) for the three-month periods ended December 31, 2008 and 2007, as corrected, respectively. Basic and diluted losses per common share were ($0.52) and ($0.30) for the six-month periods ended December 31, 2008 and 2007, as corrected,

SPORT-HALEY, INC.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $3.94 at December 31, 2008, $4.46 at June 30, 2008, and $4.72 at December 31, 2007, as corrected.

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

As previously reported, during fiscal 2008, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we completed the design, documentation and implementation of our internal controls over financial reporting. We believe that we have purposely designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted

SPORT-HALEY, INC.
ITEM 4 CONTROLS AND PROCEDURES

accounting principles. However, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as of June 30, 2008, and management could not state whether or not our internal controls over financial reporting are effective. We began testing our controls by utilizing the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO,” as a basis to evaluate the effectiveness of our internal controls over financial reporting, but did not complete the detailed testing of all our controls by June 30, 2008. Further, as previously reported, in August 2008, we became aware that our controls were ineffective to prevent the underpayment of customs duties on certain of our imports of fashion apparel purchased from foreign suppliers. We discovered that we were underpaying import duties with regard to fashion apparel received from foreign suppliers for which fabric had been purchased from another foreign supplier, because the information received by our customs agent had failed to include the value of the fabric in the total declared value of the apparel. We determined that the underpayment of customs duties revealed a significant deficiency in our internal controls over financial reporting, and in September 2008 our remediation procedures included designing and implementing specific internal controls to ensure that our customs broker receives complete and accurate information to compute the correct value to be declared for import customs valuations. In January 2009, we completed the design of a plan to test all of our controls over financial reporting by April 2009.

Except as noted above, there have been no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the three months ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SPORT-HALEY, INC.
PART II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds. At the conclusion of the trial in September 2008, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135. On November 4, 2008, the Defendants filed an appeal of the District Court’s judgment in the Colorado Court of Appeals, citing various issues proposed to be raised on appeal. The appeal is pending. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment.

ITEM 1A	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2008.

ITEM 5	OTHER INFORMATION

(a)                As previously reported, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”), dated November 14, 2008, notifying us of Nasdaq’s position that the Company is not in compliance with the rules for continued listing on the Nasdaq Capital Market, specifically Nasdaq Marketplace Rule 4310(c)(14), because our annual report on Form 10-K for the year ended June 30, 2008, did not contain a completed management report on internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. As initially reported in our Form 10-K, while we began testing our internal controls, we did not complete the detailed testing of our internal controls over financial reporting by June 30, 2008. Therefore, Nasdaq advised that, pursuant to Nasdaq rules, the Company was provided with 60 calendar days, or until January 13, 2009, to submit a plan to regain compliance. Nasdaq advised us, that following review of our plan by the Nasdaq staff (“Staff”), the Staff may grant us an exception, up to 180 days from the due date of our noncompliant Form 10-K, or until April 13, 2009, to regain compliance. On January 13, 2009, we provided Nasdaq with our plan to regain compliance, including detailed examples of tests to be performed on our internal controls over financial reporting. We received a letter from Nasdaq, dated February 10, 2009, notifying us that the Staff had reviewed our plan to regain compliance and that the Company had been granted an extension until April 13, 2009, to complete the detailed testing of all of our controls over financial reporting and to file an amended Form 10-K for the year ended June 30, 2008. In the event we do not complete the testing and file the amended Form 10-K by April 13, 2009, the Nasdaq letter further advised that the Staff would provide written notification that our securities would be delisted. We expect to complete the testing and file the amended Form 10-K by the extension deadline of April 13, 2009.

SPORT-HALEY, INC.
PART II
OTHER INFORMATION

                              On February 18, 2009, we reached an agreement with Callaway to amend the terms of our license agreement with them. Terms of the amendment provide us with non-exclusive licenses to develop, manufacture, market and distribute golf apparel bearing the Ben Hogan® and Tour Edition® trademarks through December 31, 2013, providing that Callaway may terminate the agreement upon 60 days advance written notice. The amendment also provides for substantial reductions in the minimum annual royalty requirements for calendar years 2008 through 2013. Based upon the reduced annual minimum royalty requirement for calendar 2008, we reversed the $164,000 contingent liability that we had recorded as of September 31, 2008, by reducing royalty expense by $84,000 and recording other income of $80,000 at December 31, 2008. A copy of the amendment, with certain portions omitted pursuant to a Request for Confidential Treatment, is attached as Exhibit 10.3.9 and is incorporated herein by this reference.

(b)               During the second quarter of fiscal 2009, we made no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 6	EXHIBITS

*Exhibit 10.3.9 — Amendment No. 1, dated February 18, 2009, to License Agreement, dated May 27, 2008, between Callaway Golf Company and Sport-Haley, Inc.

Exhibit 31.1 — Certification of Donald W. Jewell pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 — Certification of Patrick W. Hurley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 — Certifications of Donald W. Jewell and Patrick W. Hurley pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SPORT-HALEY, INC.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT-HALEY, INC.
(Registrant)

Date:	February 19, 2009	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)