Form 10-K/A
period 2008-06-30
SPORT HALEY INC
filed 2009-04-13
CIK 892653

FORM 10-K/A

(Amendment No.1)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Explanatory Note

This amendment to the annual report of Sport-Haley, Inc. on Form 10-K for the fiscal year ended June 30, 2008, is being made to amend certain matters in Part II Item 9A. The remainder of the Company’s Form 10-K, previously filed on October 14, 2008 (the “Original Form 10-K”), has not been changed or amended.

This amendment updates our disclosures in Part II Item 9A with regard to management’s assessment of the Company’s internal control over financial reporting as of June 30, 2008. Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the October 14, 2008, filing of our Original Form 10-K, except to reflect the changes discussed in this amendment. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below. Accordingly, this amendment should be read in conjunction with the Original Form 10-K.

The Company is also filing as exhibits to this Amendment the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350). Except for the amendment described above, this Amendment does not modify or update any other disclosures in, or exhibits to, the Original Form 10-K.

PART II

ITEM 9A.     CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. We designed our disclosure controls and procedures to provide reasonable assurance of achieving our desired disclosure control objectives. We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2008. Based on that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company, required to be disclosed in this report, was made known to management in a timely manner; and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. As previously reported, in August 2008, we became aware that our internal control over financial reporting was ineffective to prevent the underpayment of customs duties on certain of our imports of fashion apparel purchased from foreign suppliers, which revealed a significant deficiency in our internal control over financial reporting. Accordingly, we believe that our disclosure controls and procedures were not effective as of June 30, 2008, because they failed to accumulate and communicate this significant deficiency to management, to allow timely disclosure of such information.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our internal control over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of Sport-Haley, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During fiscal 2008, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we completed the design, documentation and implementation of our internal control over financial reporting. We believe that we have designed our controls to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As previously reported, in August 2008, we became aware that our controls were ineffective to prevent the underpayment of customs duties on certain of our imports of fashion apparel purchased from foreign suppliers, which revealed a significant deficiency in our internal control over financial reporting. A significant deficiency in internal controls means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. In March 2009, we completed an assessment of the effectiveness of our internal control over financial reporting by utilizing the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as “COSO.” Our March 2009 assessment revealed no material weaknesses and no significant deficiencies, other than the underpayment of customs duties, nor any deficiencies which, when combined with other deficiencies, could be considered to be a significant deficiency in our internal control over financial reporting. However, due to the significant deficiency discovered in August 2008, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

(c)   Attestation Report of the Registered Public Accounting Firm. This Amendment on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Neither this Amendment nor our Original Form 10-K was subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control over financial reporting. Our independent registered public accounting firm issued an unqualified opinion on our financial statements for the year ended June 30, 2008, which was included in our Original Form 10-K.

(d)   Changes in Internal Control Over Financial Reporting. Except as noted above, there have been no significant changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPORT-HALEY, INC.

April 13, 2009	By:	/s/PATRICK W. HURLEY
Patrick W. Hurley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD W. JEWELL	Chief Executive Officer, President and Director	April 13, 2009
Donald W. Jewell

/s/ PATRICK W. HURLEY	Chief Financial Officer, Secretary and Treasurer	April 13, 2009
Patrick W. Hurley

/s/ RONALD J. NORICK	Director and Chairman of the Board	April 13, 2009
Ronald J. Norick

/s/ JAMES R. TENBROOK	Director and Audit Committee Chairman	April 13, 2009
James R. TenBrook

/s/ MARK J. STEVENSON	Director and Compensation Committee Chairman	April 13, 2009
Mark J. Stevenson

/s/ WILLIAM O. JOHNSTONE	Director	April 13, 2009
William O. Johnstone