Form 10-Q
period 2009-03-31
SPORT HALEY INC
filed 2009-05-15
CIK 892653

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, no par value	2,284,490

SPORT-HALEY, INC.

		PAGE
PART 1 – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 4	CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	33

ITEM 1A	RISK FACTORS	33

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 5	OTHER INFORMATION	34

ITEM 6	EXHIBITS	35

SIGNATURES		36

EXHIBITS

10.4.4	ADDENDUM TO LEASE AGREEMENT, DATED APRIL 28, 2009, BY AND BETWEEN THOMAS J. HILB, INDIVIDUALLY, AND AS TRUSTEE OF THE CONNIE HILB TRUST, AND SPORT-HALEY, INC.

31.1	CERTIFICATION OF DONALD W. JEWELL

31.2	CERTIFICATION OF PATRICK W. HURLEY

32.1	CERTIFICATIONS OF DONALD W. JEWELL AND PATRICK W. HURLEY

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)	(***)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,395,000	$2,830,000
Marketable securities	—	200,000
Accounts receivable, net of allowances of $346,000 and $278,000, respectively	1,903,000	2,791,000
Inventories	6,165,000	5,947,000
Prepaid expenses and other	146,000	264,000
Total current assets	9,609,000	12,032,000

PROPERTY AND EQUIPMENT, net	122,000	197,000
Other assets	3,000	3,000

TOTAL ASSETS	$9,734,000	$12,232,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$482,000	$736,000
Accrued royalties payable	53,000	52,000
Accrued commissions payable	138,000	180,000
Accrued payroll payable	49,000	138,000
Accrued customs duties payable	828,000	685,000
Accrued other expenses payable	179,000	177,000
	1,729,000	1,968,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	—	80,000

TOTAL LIABILITIES - CURRENT	1,729,000	2,048,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 15,000,000 shares authorized; 2,284,490 shares issued and outstanding	8,481,000	8,481,000
Additional paid-in capital	1,621,000	1,621,000
Retained earnings (deficit)	(2,097,000)	82,000
Total shareholders’ equity	8,005,000	10,184,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,734,000	$12,232,000

***  Taken from the audited balance sheet at that date.

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		As Corrected		As Corrected
		(Note 2)		(Note 2)

NET SALES	$2,852,000	$4,751,000	$8,901,000	$12,690,000

COST OF GOODS SOLD
Cost of goods sold	2,125,000	2,970,000	6,039,000	7,861,000
Impairments	254,000	5,000	585,000	179,000
Total cost of goods sold	2,379,000	2,975,000	6,624,000	8,040,000

GROSS PROFIT	473,000	1,776,000	2,277,000	4,650,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,416,000	1,901,000	4,288,000	5,272,000
Royalty expense	53,000	179,000	209,000	447,000
Total other operating costs	1,469,000	2,080,000	4,497,000	5,719,000

LOSS FROM OPERATIONS	(996,000)	(304,000)	(2,220,000)	(1,069,000)

Other income, net	(1,000)	196,000	43,000	276,000

Provision for income taxes	—	(2,000)	(2,000)	(9,000)

NET LOSS	$(997,000)	$(110,000)	$(2,179,000)	$(802,000)

NET LOSS PER SHARE
Basic and diluted loss per common share	$(0.43)	$(0.05)	$(0.95)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted weighted average shares outstanding	2,284,000	2,284,000	2,284,000	2,284,000

See accompanying notes to these condensed consolidated financial statements.

SPORT-HALEY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
		As Corrected
		(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,179,000)	$(802,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	117,000	157,000
Impairments	585,000	179,000
Allowance for doubtful accounts	47,000	28,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	841,000	161,000
Inventories	(803,000)	(1,163,000)
Other assets	117,000	11,000
Accounts payable	(254,000)	(797,000)
Accrued expenses and other	(65,000)	(205,000)
Net cash used by operating activities	(1,594,000)	(2,431,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities	200,000	—
Purchase of fixed assets	(41,000)	(7,000)
Net cash provided (used) by investing activities	159,000	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	—	1,850,000
Repayments under line of credit	—	(1,350,000)
Net cash provided by financing activities	—	500,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,435,000)	(1,938,000)

CASH AND CASH EQUIVALENTS, beginning of period	2,830,000	4,464,000

CASH AND CASH EQUIVALENTS, end of period	$1,395,000	$2,526,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,000	$8,000

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

Reclassification Certain prior period amounts have been reclassified to conform to the March 31, 2009, presentation. Such reclassifications had no affect on net income (loss) in any of the periods presented.

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

At March 31, 2009, there were outstanding options to purchase 577,000 shares of our common stock at exercise prices ranging from $2.71 to $3.60 per share and expiration dates between January 2010 and January 2013. All outstanding options are fully vested. No options were exercised during the three months or nine months ended March 31, 2009. During the nine months ended March 31, 2009, 9,000 options expired.

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

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 161 amends and expands the disclosure requirements of SFAS 131 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and, (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption encouraged. SFAS 161 further encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Our adoption of SFAS 161 did not materially affect our financial condition or the results of our operations.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2             CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously reported, in August 2008, we determined that we were underpaying customs duties with regard to imported fashion apparel for which fabric had been purchased separately from another foreign supplier. In order to correct the amount of duty payable to US Customs and Border Protection for such imports, we voluntarily submitted a Prior Disclosure in November 2008. A Prior Disclosure is a specific procedure proscribed by US Customs and Border Protection for the purpose of identifying and correcting amounts which were previously declared or omitted from declaration. Our Prior Disclosure corrected amounts with regard to our imports for the five-year period immediately prior to the date the Prior Disclosure was submitted to US Customs and Border Protection, and we requested that the National Finance Center contact us regarding a payment plan for the balance due. At March 31, 2009, the balance due with regard to the Prior Disclosure totaled $828,000, including accrued interest of $113,000. To date, we have not been contacted by either US Customs and Border Protection or the National Finance Center with regard to our Prior Disclosure or a payment arrangement therefor.

Our financial statements for the three-month and nine-month periods ended March 31, 2008, which are included in this report on Form 10-Q, have been corrected based upon our Prior Disclosure. Corrections of the Company’s prior period financial statements resulted in a reduction of $404,000 in total shareholders’ equity as of July 1, 2007, which added to the $119,000 correction for the nine months ended March 31, 2008, brought the reduction in shareholders’ equity to $523,000 as of March 31, 2008. The following comparison of condensed consolidated balance sheets as of March 31, 2008, the comparisons of condensed consolidated statements of income for the three months and nine months ended March 31, 2008, and the comparison of condensed consolidated statements of cash flows for the nine months ended March 31, 2008, present the effects resulting from correcting the Company’s financial statements for the aforementioned reason.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,526,000	$—	$2,526,000
Accounts receivable, net of allowances	2,877,000	—	2,877,000
Inventories	6,870,000	74,000	6,796,000
Prepaid expenses and other	192,000	—	192,000
Total current assets	12,465,000	74,000	12,391,000

PROPERTY AND EQUIPMENT, net	249,000	—	249,000
OTHER ASSETS	3,000	—	3,000

TOTAL ASSETS	$12,717,000	$74,000	$12,643,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$500,000	$—	$500,000
Accounts payable	769,000	—	769,000
Accrued royalties payable	141,000	—	141,000
Accrued commissions payable	199,000	—	199,000
Accrued payroll	113,000	—	113,000
Accrued customs duties payable	597,000	597,000	—
Other	184,000	—	184,000
	2,503,000	597,000	1,906,000

COMMITMENTS AND CONTINGENCIES
Minimum royalties payable (current)	38,000	—	38,000

TOTAL LIABILITIES - CURRENT	2,541,000	597,000	1,944,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value	—	—	—
Common stock, no par value	8,481,000	—	8,481,000
Additional paid-in capital	1,621,000	—	1,621,000
Retained earnings	74,000	(523,000)	597,000
Total shareholders’ equity	10,176,000	(523,000)	10,699,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,717,000	$74,000	$12,643,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31, 2008
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$4,751,000	$—	$4,751,000

COST OF GOODS SOLD
Cost of goods sold	2,970,000	30,000	2,940,000
Inventory impairments	5,000	—	5,000
Total cost of goods sold	2,975,000	30,000	2,945,000

GROSS PROFIT	1,776,000	(30,000)	1,806,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	1,901,000	—	1,901,000
Royalty expense	179,000	—	179,000
Total other operating costs	2,080,000	—	2,080,000

LOSS FROM OPERATIONS	(304,000)	(30,000)	(274,000)

Other income, net	196,000	—	196,000

Provision for income taxes	(2,000)	—	(2,000)

NET INCOME (LOSS)	$(110,000)	$(30,000)	$(80,000)

NET INCOME (LOSS) PER SHARE
Basic	$(0.05)	$(0.01)	$(0.04)
Diluted	$(0.05)	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,284,000	—	2,284,000
Diluted	2,284,000	—	2,284,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED MARCH 31, 2008
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$12,690,000	$—	$12,690,000

COST OF GOODS SOLD
Cost of goods sold	7,861,000	119,000	7,742,000
Inventory impairments	179,000	—	179,000
Total cost of goods sold	8,040,000	119,000	7,921,000

GROSS PROFIT	4,650,000	(119,000)	4,769,000

OTHER OPERATING COSTS
Selling, general and administrative expenses	5,272,000	—	5,272,000
Royalty expense	447,000	—	447,000
Total other operating costs	5,719,000	—	5,719,000

LOSS FROM OPERATIONS	(1,069,000)	(119,000)	(950,000)

Other income, net	276,000	—	276,000

Provision for income taxes	(9,000)	—	(9,000)

NET INCOME (LOSS)	$(802,000)	$(119,000)	$(683,000)

NET INCOME (LOSS) PER SHARE
Basic	$(0.35)	$(0.05)	$(0.30)
Diluted	$(0.35)	$(0.05)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,284,000	—	2,284,000
Diluted	2,284,000	—	2,284,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPARISON OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED MARCH 31, 2008
		Effect of	As Previously
	As Corrected	Correction	Reported
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(802,000)	$(119,000)	$(683,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	157,000	—	157,000
Impairments	179,000	—	179,000
Allowance for doubtful accounts	28,000	—	28,000
Cash provided (used) due to changes in assets and liabilities:
Accounts receivable	161,000	—	161,000
Inventories	(1,163,000)	(2,000)	(1,161,000)
Other assets	11,000	—	11,000
Accounts payable	(797,000)	—	(797,000)
Accrued expenses and other	(205,000)	121,000	(326,000)
Net cash used by operating activities	(2,431,000)	—	(2,431,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(7,000)	—	(7,000)
Net cash used by investing activities	(7,000)	—	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	1,850,000	—	1,850,000
Repayments under line of credit	(1,350,000)	—	(1,350,000)
Net cash provided by financing activities	500,000	—	500,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,938,000)	—	(1,938,000)

CASH AND CASH EQUIVALENTS,
beginning of period	4,464,000	—	4,464,000

CASH AND CASH EQUIVALENTS,
end of period	$2,526,000	$—	$2,526,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,000	$—	$8,000

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3                                      INVENTORIES

	March 31,	June 30,
	2009	2008

Inventories consisted of the following:
Component	$308,000	$331,000
Finished goods	5,857,000	5,616,000

	$6,165,000	$5,947,000

Included in finished goods inventories are allowances for inventory write-downs of $695,000 and $168,000 as of March 31, 2009, and June 30, 2008, respectively.

NOTE 4                                      LINE OF CREDIT AGREEMENT

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had collateralized deposits of $605,000 at March 31, 2009. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at March 31, 2009, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At March 31, 2009, and June 30, 2008, we had outstanding letters of credit of $262,000 and $1,144,000, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expired on December 5, 2008, provided for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earned a market rate of interest. Borrowings under the amended line of credit agreement accrued interest at 1.250% plus the one-month LIBOR rate. At December 5, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at March 31, 2009, or June 30, 2008, respectively. Outstanding letters of credit reduced the amount available for borrowing under the line of credit agreement. At March 31, 2009, and June 30, 2008, we had outstanding letters of credit of $0 and $0, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                      COMMITMENTS AND CONTINGENCIES

The license agreement with Callaway requires us to pay royalties based upon sales of Ben Hogan® fashion apparel. We record royalties governed by the license agreement with Callaway as other operating costs in the periods when such sales are recognized. Certain terms of the license agreement provide for minimum royalties on a calendar year basis. We expected that royalties generated on sales of Ben Hogan® fashion apparel would be insufficient to meet the contractual minimum royalty requirement for calendar 2008 and, accordingly, we had recorded a contingent liability totaling $164,000 with respect to the calendar year 2008 minimum royalty requirement as of September 30, 2008. In February 2009, we renegotiated certain terms of the license agreement with Callaway, whereby minimum royalties due for 2008 were reduced to $350,000. Because sales of Ben Hogan® apparel generated royalties in excess of $350,000 for 2008, at December 31, 2008, we reversed the contingent liability of $164,000. We expect that royalties generated on sales of Ben Hogan® fashion apparel will be sufficient to meet the contractual minimum royalty requirement for calendar 2009.

In April 2009, we reached an agreement with our landlord to reduce the monthly rent paid on our office and warehouse facility to $11,000 per month from May 2009 through April 2010. The amended lease agreement for our facility previously required monthly rent payments of $24,000. In exchange for the reduced monthly rent payments, we agreed to vacate approximately 16,000 of the 82,500 square feet of available space in the building.

NOTE 6                                      EARNINGS PER SHARE

Effective with the year ended June 30, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.” SFAS 128 requires the presentation of basic and diluted earnings (loss) per common share. The following table provides a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per common share:

	Three Months ended March 31, 2009
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share	$(997,000)	2,284,000	$(0.43)

Effect of dilutive securities options [A]	—	—	—

Diluted earnings per share	$(997,000)	2,284,000	$(0.43)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended March 31, 2008
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share	$(110,000)	2,284,000	$(0.05)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(110,000)	2,284,000	$(0.05)

	Nine Months ended March 31, 2009
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share (as corrected)	$(2,179,000)	2,284,000	$(0.95)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(2,179,000)	2,284,000	$(0.95)

	Nine Months ended March 31, 2008
	Net	Weighted
	Income	Average
	(Loss)	Shares	Per Share

Basic loss per share (as corrected)	$(802,000)	2,284,000	$(0.35)

Effect of dilutive securities options [A]	—	—	—

Diluted loss per share	$(802,000)	2,284,000	$(0.35)

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

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Condensed Consolidated Balance Sheets Segment Information as of March 31, 2009, and June 30, 2008 (in thousands):

	March 31, 2009			June 30, 2008
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Cash and cash equivalents	$1,395	$—	$1,395	$2,798	$32	$2,830
Marketable securities	—	—	—	200	—	200
Accounts receivable, net of allowances	1,786	117	1,903	2,439	352	2,791
Inventories	6,165	—	6,165	5,947	—	5,947
Prepaid expenses	146	—	146	264	—	264
Property and equipment, net	122	—	122	197	—	197
Other assets	3	—	3	3	—	3
Total Assets	$9,617	$117	$9,734	$11,848	$384	$12,232

Accounts payable	$482	$—	$482	$500	$236	$736
Accrued royalties payable	53	—	53	52	—	52
Accrued commissions payable	138	—	138	180	—	180
Accrued payroll	49	—	49	138	—	138
Accrued customs duties payable	828	—	828	685	—	685
Other liabilities	179	—	179	177	—	177
	1,729	—	1,729	1,732	236	1,968
Minimum royalties payable (current)	—	—	—	80	—	80
Total Liabilities - Current	$1,729	$—	$1,729	$1,812	$236	$2,048

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations Segment Information for the Three Months and Nine Months Ended March 31, 2009 and 2008, as corrected (in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008 (As Corrected)
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Net Sales	$2,852	$—	$2,852	$4,739	$12	$4,751
Cost of goods sold	2,125	—	2,125	2,953	17	2,970
Inventory impairments	254	—	254	5	—	5
Total cost of goods sold	2,379	—	2,379	2,958	17	2,975
Gross profit	473	—	473	1,781	(5)	1,776
Selling, general and admin expenses	1,415	1	1,416	1,897	4	1,901
Royalty expense	53	—	53	181	(2)	179
Total other operating costs	1,468	1	1,469	2,078	2	2,080
Loss from operations	(995)	(1)	(996)	(297)	(7)	(304)
Other income (expense), net	(1)	—	(1)	18	178	196
Provision for income taxes	—	—	—	(2)	—	(2)
Net income (loss)	$(996)	$(1)	$(997)	$(281)	$171	$(110)

	Nine Months Ended March 31, 2009			Nine Months Ended March 31, 2008 (As Corrected)
	Fashion Apparel	Branded Apparel	Total	Fashion Apparel	Branded Apparel	Total
Net Sales	$8,901	$—	$8,901	$12,532	$158	$12,690
Cost of goods sold	6,039	—	6,039	7,723	138	7,861
Inventory impairments	585	—	585	159	20	179
Total cost of goods sold	6,624	—	6,624	7,882	158	8,040
Gross profit	2,277	—	2,277	4,650	—	4,650
Selling, general and admin expenses	4,246	42	4,288	5,140	132	5,272
Royalty expense	209	—	209	438	9	447
Total other operating costs	4,455	42	4,497	5,578	141	5,719
Loss from operations	(2,178)	(42)	(2,220)	(928)	(141)	(1,069)
Other income (expense), net	43	—	43	97	179	276
Provision for income taxes	(2)	—	(2)	(2)	(7)	(9)
Net income (loss)	$(2,137)	$(42)	$(2,179)	$(833)	$31	$(802)

SPORT-HALEY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8             LITIGATION

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds and were unjustly enriched. At the conclusion of the trial in September 2008, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135. On November 4, 2008, the Defendants filed an appeal of the District Court’s judgment in the Colorado Court of Appeals. The appeal is pending. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment. In order to collect from the former broker and its principal, assuming the Court of Appeals affirms the judgment we obtained from the District Court, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection of the previously awarded judgment is not assured, we have maintained a reserve for potential non-recovery in the amount of $175,000.

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

Top-Flite® branded golf apparel was designed for distribution to large retail stores in the low-price markets pursuant to our license agreement with Callaway. Branded apparel is generally produced in mass quantities and usually utilizes much simpler designs and is of much lesser quality than the fashion apparel garments which we sell in the premium and mid-price markets. While our fashion golf apparel was generally designed for two separate selling seasons each year, branded golf apparel may be designed for four or more shorter selling periods each year. Reserve Apparel distributed Top-Flite® apparel exclusively to Wal-Mart from March 2006 through August 2006, after which we aggressively marketed the Top-Flite® apparel line to several mass retailers and big-box type high sales volume retail stores. While we expected our marketing efforts would result in the establishment of business relationships with one or more mass retailers and other big-box type high sales volume retail stores, we only received one order for Top-Flite® apparel from such a retailer for a test in 50 of its stores, which we shipped in September and October 2007. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

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

We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we adjusted the carrying value of our excess fashion apparel inventories, accordingly. We adjusted our reserve for inventory obsolescence and recorded impairments of $254,000 and $585,000 with regard to fashion apparel inventories for the three-month and nine-month periods ended March 31, 2009. Comparatively, we adjusted our reserve for inventory obsolescence and recorded impairments of $5,000 and $179,000 with regard to fashion apparel inventories for the three-month and nine-month periods ended March 31, 2008. The balances of our reserves for inventory obsolescence totaled $695,000, $168,000 and $178,000 at March 31, 2009, June 30, 2008, and March 31, 2008, respectively. While we believe that our processes produce fair valuations of our excess inventories, if actual future market conditions are less favorable than those projected by management, additional allowances may be required.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carry forwards for federal and state income tax purposes, stock-based compensation and an unrealized loss for tax purposes on a common stock investment. Governing regulations require that our operating losses be carried forward for income tax purposes. We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and based upon a review at March 31, 2009, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. While we continue to explore various strategies to return the Company to profitability, including increasing our presence in retail markets for our SPORT HALEY® and Ben Hogan® fashion apparel, we cannot be certain that our efforts will result in the generation of future profits. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating the reserve for uncollectible accounts, we consider factors such as general economic and industry-specific conditions, historical and anticipated customer performance. From time to time, we also identify delinquent customer accounts for which a specific reserve is required. At March 31, 2009, our allowance for doubtful accounts totaled $265,000, including a specific reserve of $175,000 with respect to the potential non-recovery of a net amount due to Reserve Apparel from a former inventory broker. In September 2008, the Court awarded judgment in our favor and against the former inventory broker and its principal in the amount of $291,135. In November, 2008, the former inventory broker filed an appeal of the District Court’s judgment in the Colorado Court of Appeals. In order to collect from the former broker and its principal, assuming the Court of Appeals affirms the judgment we obtained from the District Court, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection of the previously awarded judgment is not assured, we have maintained a reserve for potential non-recovery in the amount of $175,000. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may result in recoverability of our doubtful accounts that differs materially from our estimates.

Allowance for Sales Returns

We record allowances for sales returns as net adjustments to customer accounts receivable. When recording an allowance, the net method reduces customer accounts receivable and net sales by the estimated gross margin effect of the anticipated sales return. Generally, our selling terms preclude return of our products subsequent to the sale. However, we have traditionally maintained limited programs that offer various customers the right to return certain fashion apparel items under predefined conditions, which we include as a component within our estimate of allowance for sales returns. We review historical data and consider factors such as general economic and industry-specific conditions and anticipated customer performance when evaluating the adequacy of our allowance for sales returns. At March 31, 2009, our allowance for sales returns was $81,000. Significant changes in general economic or industry conditions may yield sales returns that differ materially from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

The golf apparel business is highly seasonal in nature, and we believe that our balance sheet amounts at March 31, 2009, are more meaningful when compared with the corresponding balance sheet amounts at March 31, 2008, rather than with the corresponding balance sheet amounts at June 30, 2008.

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

Working capital was $7,880,000, $9,984,000 and $9,924,000 at March 31, 2009, June 30, 2008, and March 31, 2008, as corrected, respectively. Cash and cash equivalents totaled $1,395,000, $2,830,000 and $2,526,000 at March 31, 2009, June 30, 2008, and March 31, 2008, respectively. For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents, if they are readily convertible to known amounts of cash and present an insignificant risk of change in value due to changes in interest rates. As of March 31, 2009, we had accrued $828,000 in import duties due to US Customs and Border Protection, including accrued interest thereon of $113,000, with regard to the Prior Disclosure we submitted in November 2008. We expect to negotiate the terms of a payment plan with the National Finance Center. If we are required to pay the entire balance of import duties and interest in a lump sum payment with regard to the Prior Disclosure, our cash on hand will be significantly impacted and we may need to obtain additional sources of capital to sustain the working capital needs of our operations. However, we can give no assurance that such sources of capital will be available to us, given the current status of capital markets in the United States and other factors. Our capital needs will depend on many factors, including the need to finance required inventory levels, the success of current sales and marketing programs, and our ability to timely collect customer accounts receivable.

When compared with the June 30, 2008, balance of $2,791,000, our net accounts receivable balance at March 31, 2009, decreased by $888,000, or 32%, to $1,903,000. Our net accounts receivable balance at March 31, 2009, decreased by $974,000, or 34%, when compared with the March 31, 2008, balance of $2,877,000. The decreases correlate with corresponding decreases in net sales between the comparable periods. Our net accounts receivable balance relating to fashion apparel was $1,786,000 at March 31, 2009, a decrease of $653,000, or 27%, from the balance of $2,439,000 at June 30, 2008, and a decrease of $695,000, or 28%, from the balance of $2,481,000 at March 31, 2008. Our net accounts receivable balance relating to branded apparel was $117,000 at March 31, 2009, a decrease of $235,000, or 67%, from the balance of $352,000 at June 30, 2008, and a decrease of $279,000, or 70%, from the balance of $396,000 at March 31, 2008. Changes in our accounts receivable balances provided operating cash of $888,000 and $189,000 for the nine months ended March 31, 2009 and 2008, respectively.

Our fashion apparel inventories increased by $218,000, or 4%, from $5,947,000 at June 30, 2008, to $6,165,000 at March 31, 2009. Our fashion apparel inventories increased by $981,000, or 17%, from $5,886,000 at June 30, 2008, as corrected, to $6,867,000 at March 31, 2008, as corrected. When compared with the balance of $6,867,000 at March 31, 2008, as corrected, our inventories at March 31, 2009, decreased by $702,000, or 10%. Our branded apparel inventories were less than $1,000 at March 31, 2009, and June 30, 2008, and were $3,000 at March 31, 2008. Fluctuations in our finished goods inventories are caused in part by the timing associated with the delivery of ocean shipments, generally with terms of free on board at the port of departure. Pending ocean deliveries of finished goods at March 31, 2009, June 30, 2008, and March 31, 2008, totaled approximately $986,000, $264,000 and $692,000 respectively. Changes in our inventory balances used operating cash of $218,000 and $984,000 for the nine-month periods ended March 31, 2009 and 2008, as corrected, respectively.

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

Total liabilities decreased by $319,000, or 16%, at March 31, 2009, to $1,729,000 from $2,048,000 at June 30, 2008. Total liabilities decreased by $502,000, or 16%, at March 31, 2008, to $2,541,000, as corrected, from $3,043,000 at June 30, 2007, as corrected. At March 31, 2009, total liabilities decreased by $812,000, or 32%, from $2,541,000 at March 31, 2008, as corrected. The decrease between the comparative March 31 amounts was comprised of the following: $500,000 decrease in notes payable; $287,000 decrease in trade accounts payable; $88,000 decrease in accrued royalties payable; $61,000 decrease in accrued sales commissions payable; $64,000 decrease in accrued payroll payable; $231,000 increase in accrued customs duties payable; $5,000 decrease in other accrued expenses; and, $38,000 decrease in minimum royalties payable. The decrease in trade accounts payable relate to the differences between the nature and timing of payments, and the decreases in accrued royalties payable and sales commissions payable relate to a corresponding decrease in net sales between the comparative three month periods ended March 31, 2009 and 2008, as corrected. At March 31, 2008, accrued payroll expenses included $46,000 in severance and other compensation payable to our former regional sales managers. One of our former regional sales managers received severance compensation through August 2008. Accrued severance and other compensation was $0 at March 31, 2009. Changes in our total liabilities used operating cash of $319,000 and $1,002,000 for the nine-month periods ended March 31, 2009 and 2008, as corrected, respectively.

Due to the combination of the factors discussed above, and others, during the nine months ended March 31, 2009, our operating activities used cash of $1,594,000. Comparatively, during the nine months ended March 31, 2008, our operating activities used cash of $2,431,000.

For the nine months ended March 31, 2009, investing activities provided cash of $159,000, primarily from the maturity of a marketable security. Comparatively, for the nine months ended March 31, 2008, investing activities used cash of $7,000. During the nine months ended March 31, 2009 and 2008, we expended $41,000 and $7,000, respectively, for the purchase of property and equipment, and $117,000 and $157,000, respectively, in depreciation and amortization was charged to current operations.

In September 2007, we entered into a business loan agreement with Bank of Oklahoma N.A. (“Bank of Oklahoma”), which was amended in October 2008. The amended business loan agreement, which expires on September 30, 2009, provides for a maximum loan amount of $3,000,000, collateralized by deposit amounts maintained at Bank of Oklahoma or its affiliates. While the maximum principal amount allowed under the business loan agreement is $3,000,000, the Company may not borrow amounts under the business loan agreement in excess of the combined amounts of its collateralized deposits. We had collateralized deposits of $605,000 at March 31, 2009. Borrowings under the business loan agreement accrue interest at the Bank of Oklahoma Financial (“BOKF”) National Prime Rate less 1.500%. We generally entered into the business loan agreement to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers. We did not have any balances due on the business loan agreement at March 31, 2009, or June 30, 2008, respectively. Outstanding letters of credit reduce the amount available for borrowing under the business loan agreement. At March 31, 2009, and June 30, 2008, we had outstanding letters of credit of $262,000 and $1,144,000, respectively, issued through Bank of Oklahoma for purchase obligations under outstanding letters of credit.

In May 2008, we amended the revolving line of credit agreement that we maintained with US Bank National Association (“US Bank”) for the past several years. The amended revolving line of credit agreement, which expired on December 5, 2008, provided for a maximum loan amount of $200,000, collateralized by a certificate of deposit held at US Bank in the amount of $200,000, which earned a market rate of interest. Borrowings under the amended line of credit agreement accrued interest at 1.250% plus the one-month LIBOR rate. At December 5, 2007, the line of credit had previously been amended to provide for a maximum loan amount of $2,000,000, collateralized by a certificate of deposit held at US Bank in the amount of $2,000,000. We generally maintained the line of credit to facilitate the issuance of letters of credit for inventory purchases from offshore suppliers and, if necessary, to fund any temporary working capital needs. We did not have any balances due on the line of credit at March 31, 2009, or June 30, 2008, respectively. Outstanding letters of credit reduced the amount available for borrowing under the line of credit agreement. At March 31, 2009, and June 30, 2008, we had outstanding letters of credit of $0 and $0, respectively, issued through US Bank for purchase obligations under outstanding letters of credit.

 RESULTS OF OPERATIONS

Total net sales for the three months ended March 31, 2009, were $2,852,000, a decrease of $1,899,000, or 40%, from total net sales of $4,751,000 for the three months ended March 31, 2008, primarily due to a decrease in net sales of fashion apparel as explained below. Net sales of fashion apparel for the three months ended March 31, 2009, were $2,852,000, a decrease of $1,887,000, or 40%, from net sales of fashion apparel of $4,739,000 for the three months ended March 31, 2008. Net sales of branded apparel for the three months ended March 31, 2009 and 2008, were $0 and $12,000, respectively.  Our net sales also include embroidery and shipping revenues.

Total net sales for the nine months ended March 31, 2009, were $8,901,000, a decrease of $3,789,000, or 30%, from total net sales of $12,690,000 for the nine months ended March 31, 2008, primarily due to a decrease in net sales of fashion apparel as explained below. Net sales of fashion apparel for the nine months ended March 31, 2009, were $8,901,000, a decrease of $3,631,000, or 29%, from net sales of fashion apparel of $12,532,000 for the nine months ended March 31, 2008. Net sales of branded apparel for the nine months ended March 31, 2009 and 2008, were $0 and $158,000, respectively.  Our net sales also include embroidery and shipping revenues.

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

Net sales of fashion apparel for the three months ended March 31, 2009, were $2,852,000, a decrease of $1,887,000, or 40%, from net sales of fashion apparel of $4,739,000 for the three months ended March 31, 2008. Net sales of fashion apparel for the nine months ended March 31, 2009, were $8,901,000, a decrease of $3,631,000, or 29%, from net sales of fashion apparel of $12,532,000 for the nine months ended March 31, 2008. The decreases in sales of fashion apparel for the comparative three-month and nine-month periods was primarily comprised of decreases in sales of SPORT HALEY® and Ben Hogan® fashion apparel between the respective periods. Net sales of our SPORT HALEY® fashion apparel collections were $1,647,000 and $2,196,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $549,000, or 25%, and were $5,189,000 and $5,945,000 for the nine months ended March 31, 2009 and 2008, respectively, a decrease of $756,000, or 13%. Net sales of our Ben Hogan® fashion apparel collections were $1,117,000 and $2,397,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $1,280,000, or 53%, and were $3,438,000 and $6,185,000 for the nine months ended March 31, 2009 and 2008, respectively, a decrease of $2,747,000, or 44%. The remainder of our fashion apparel net sales for the three months and nine months ended March 31, 2009 and 2008, were comprised of embroidery and shipping revenues.

We consider the current recession of the United States economy to be a large contributing factor to the decrease in our fashion apparel sales. Our customers and other apparel distributors have indicated that cutbacks in consumer spending has caused reductions of fifty percent or more in apparel sales during the economic downturn over the last several months. We believe that our SPORT HALEY® fashion apparel brand may be better positioned to maintain market share in weak economic times than our Ben Hogan® fashion apparel brand, which is subject to greater competition within the country club and resort markets in which we primarily operate. Historically, the country club and resort markets have preferred to sell high-quality apparel that was not widely distributed within other retail markets. However, the broad market acceptance of major apparel brands such as Nike, Adidas and Under Armour, which are primarily comprised of performance fabrics and are globally distributed into numerous markets other than country clubs and resorts, appear to have diluted the value associated with the exclusivity of fashion apparel brands such as Ben Hogan®. It appears that men’s apparel brands have been adversely affected more than have women’s brands by these and other such major apparel brands. We consider Ben Hogan® fashion apparel, which is marketed in accordance with a licensing agreement we maintain with Callaway for such apparel, to be a key component of our fashion apparel business. However, Callaway’s lack of support for the Ben Hogan® brand over the last couple of years may have also contributed to the diluted value of the brand. We have continued to focus our marketing efforts with regard to Ben Hogan® fashion apparel on increasing our market presence in upscale retail stores and on penetrating further into corporate markets, in order to bolster future sales. Over the past year, we have introduced Ben Hogan®

fashion apparel to a few upscale retail stores and we have continued to search for ways to increase our presence in the corporate market, but net sales to date have not been significant within either of those markets. We have focused our marketing efforts with regard to SPORT HALEY® fashion apparel on maintaining market share within our core business channels and increasing our market presence in upscale retail markets.

Gross profit with regard to our fashion apparel is generally affected by sales discounts offered to customers in accordance with various marketing programs, payment discounts offered to certain customers, dispositions of excess inventories at reduced sales prices and the valuation of excess inventories to the lower of cost or market. The disposition of excess inventories negatively impacts our gross profit percentage even when such inventories are properly valued to the lower of cost or market, because such valuation causes sales to be recorded with gross profit at or near zero. We believe that the recent significant downturn in the United States economy negatively impacted the value of our excess fashion apparel inventories, and we reduced the carrying value of our excess fashion apparel inventories accordingly. For the three months ended March 31, 2009, we recorded net sales of $322,000 and loss of $180,000, with regard to the disposition of excess fashion apparel inventories. For the nine months ended March 31, 2009, we recorded net sales of $471,000 and loss of $213,000, with regard to the disposition of excess fashion apparel inventories. For the three months ended March 31, 2008, we recorded net sales of $143,000 and profit of $7,000, and for the nine months ended March 31, 2008, we recorded net sales of $530,000 and profit of $9,000 with regard to the disposition of excess fashion apparel inventories. For the three months and nine months ended March 31, 2009, we recorded impairments of $254,000 and $585,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. Comparatively, for the three months and nine months ended March 31, 2008, we recorded impairments of $5,000 and $159,000, respectively, with regard to the valuation of excess fashion apparel inventories to the lower of cost or market. As percentage of net sales, gross profit of our fashion apparel, was 17% and 26% for the three months and nine months ended March 31, 2009, and was 38% and 37% for the three months and nine months ended March 31, 2008, as corrected, respectively.

Selling, general and administrative expenses with regard to fashion apparel decreased by $482,000, or 25%, to $1,415,000 for the three months ended March 31, 2009, from $1,897,000 for the comparable three-month period in the prior fiscal year. Selling, general and administrative expenses with regard to fashion apparel decreased by $894,000, or 17%, to $4,246,000 for the nine months ended March 31, 2009, from $5,140,000 for the comparable nine-month period in the prior fiscal year. The decrease between the comparative nine-month periods was generally comprised of decreases in advertising expenses, tradeshow costs, personnel costs due to layoffs and job eliminations, sales commissions on correspondingly lower sales and less significant decreases in numerous other expense categories due to the concerted efforts of management to minimize overall expenses. As a percentage of net sales, selling, general and administrative expenses with regard to our fashion apparel were 50% and 40%, for the three months ended March 31, 2009 and 2008, as corrected, and were 48% and 41%, for the nine months ended March 31, 2009 and 2008, as corrected, respectively.

We recorded royalty expense of $53,000 and $181,000 for the three months, and $209,000 and $438,000, for the nine months ended March 31, 2009 and 2008, respectively. The decrease in royalty expense was attributable to a corresponding decrease in sales of Ben Hogan® fashion apparel for the comparative periods and to the reversal in December 2008 of our September 2008 accrual for calendar year 2008 minimum royalties. Royalty expense is due to Callaway in accordance with the license they previously granted us to market men’s fashion apparel bearing the Ben Hogan® label. In February 2009, we renegotiated certain terms of the license agreement with Callaway, whereby minimum royalties due for

2008 were reduced to $350,000. Because sales of Ben Hogan® apparel generated royalties in excess of $350,000 for 2008, at December 31, 2008, we reversed the contingent liability of $164,000, which we had recorded as of September 30, 2008, by reducing royalty expense by $84,000 and recording other income of $80,000.

Loss from operations with regard to fashion apparel for the three months ended March 31, 2009, was ($995,000), a difference of ($698,000), or (235%), from ($297,000) for the comparable three-month period in the prior fiscal year, as corrected. Loss from operations with regard to fashion apparel for the nine months ended March 31, 2009, was ($2,178,000), a difference of ($1,250,000), or (135%), from ($928,000) for the comparable nine-month period in the prior fiscal year, as corrected.

Branded apparel

We previously considered Top-Flite® branded apparel, which we marketed pursuant to our licensing agreement with Callaway for such apparel, to be a key component in our business strategies, designed to return the Company to sustained profitability. We marketed Top-Flite® branded apparel to Wal-Mart and other mass retailers and big-box type high sales volume retail stores from November 2005 to November 2007. Net sales of Top-Flite® branded apparel of $12,000 and $158,000 for the three months and nine months ended March 31, 2008, were comprised of shipments to a retailer for a test in 50 of its stores and the disposition of inventories related to the cancellation by that retailer of a portion of its original purchase order. Since our concerted efforts failed to generate orders from a major customer, we discontinued marketing apparel bearing the Top-Flite® label in November 2007, and in March 2008 the license agreement with Callaway was amended to remove the Top-Flite® brand, effective January 1, 2008.

Our distribution of Top-Flite® branded apparel to the mass retail market generally generated gross margins lower than those expected to be achieved in the premium and mid-price markets where we distribute our SPORT HALEY® and Ben Hogan® fashion apparel brands. Wholesale prices are generally expected to be much lower for branded apparel than for higher quality fashion apparel, and gross margins are also expected to be lower for branded apparel than for fashion apparel. Other companies within the golf apparel industry may or may not operate within the lower-price branded apparel markets. As a percentage of net sales, gross margins with respect to net sales of branded apparel were 0% and 0% for the three months and nine months ended March 31, 2009, and were (42%) and 0% for the three months and nine months ended March 31, 2008.

Selling, general and administrative expenses were $1,000 with regard to branded apparel for the three months ended March 31, 2009, a decrease of $3,000, or 75%, from $4,000 for the three months ended March 31, 2008. Selling, general and administrative expenses were $42,000 with regard to branded apparel for the nine months ended March 31, 2009, a decrease of $90,000, or 68%, from $132,000 for the nine months ended March 31, 2008. The decrease in selling, general and administrative expenses was primarily due to the discontinuance of our marketing efforts with regard to Top-Flite® branded apparel in November 2007. Selling, general and administrative expenses for the three months and nine months ended March 31, 2009, primarily consisted of legal expenses with regard to the September 2008 trial of a lawsuit we previously filed against a former inventory broker. As a percentage of net branded apparel sales, related selling, general and administrative expenses were 0% and 0%, for the three months ended March 31, 2009, and were 33% and 84%, for the nine months ended March 31, 2008, respectively.

Royalty expense was due to Callaway through December 31, 2007, in accordance with the license they previously granted us to market branded apparel bearing the Top-Flite® label. We recorded royalty expense of $0 and $0 for the three months and nine months ended March 31, 2009, and we recorded royalty expense of ($2,000) and $9,000 for the three months and nine months ended March 31, 2008, respectively, with regard to net sales of branded apparel.

Loss from operations with regard to branded apparel was ($1,000) and ($42,000) for the three months and nine months ended March 31, 2009, differences of $6,000, or 80%, and $99,000, or 70%, from ($7,000) and ($141,000) for the three months and nine months ended December 31, 2008, respectively.

Other income

Other income, net, was ($1,000) for the three months ended March 31, 2009, a decrease of $197,000, or 101%, from $196,000 for the three months ended March 31, 2008. Other income, net, was $43,000 for the nine months ended March 31, 2009, a decrease of $233,000, or 84%, from $276,000 for the nine months ended March 31, 2008. Other income, net, generally consisted of interest earned on cash and cash equivalent balances held at various financial institutions, interest due on customs duties owed with regard to our Prior Disclosure that we submitted to US Customs and Border Protection in November 2008, and other miscellaneous income. The decreases for the comparable three-month and nine-month periods were generally attributable to lower rates of interest earned on our lower balance of cash and cash equivalents during the respective periods plus the reversal of $80,000 at December 31, 2008, for calendar year 2008 minimum royalties that had been accrued at September 30, 2008, with regard to our Ben Hogan® apparel sales combined with the reversal of $178,000 at March 31, 2008, with regard to the extinguishment and forgiveness of calendar year 2007 minimum royalties related to the removal of the Top-Flite® brand from our license agreement with Callaway.

Net Loss

Net loss for the three months ended March 31, 2009, was ($997,000), a difference of ($887,000), or (806%), as compared with the net loss of ($110,000) for the three months ended March 31, 2008, as corrected. Net loss for the nine months ended March 31, 2009, was ($2,179,000), a difference of ($1,377,000), or (172%), as compared with the net loss of ($802,000) for the nine months ended March 31, 2008, as corrected. We had federal and state net operating loss carry forwards of $9,789,000 and $11,726,000 at March 31, 2009, that we estimated may be recoverable at income tax rates of 34% and 5%, respectively. In accordance with SFAS 109 and based upon a review at March 31, 2009, of our utilization of deferred tax assets, we maintained a valuation allowance that effectively reduces our net deferred tax assets to zero. We continue to explore various strategies to return the Company to profitability, including maintaining market share for our SPORT HALEY® fashion apparel and recovering market share for our Ben Hogan® fashion apparel within our core business of resort and country club markets, as well as expanding our SPORT HALEY® and Ben Hogan® fashion apparel distribution channels deeper into retail and corporate markets. However, we cannot be certain that our efforts will result in the generation of future profits sufficient to offset our significant net operating loss carry forwards prior to their expirations. Accordingly, we did not record benefits from income taxes associated with the corresponding losses for the respective three-month or nine-month periods ended March 31, 2009.

Earnings (loss) per share

Basic and diluted losses per common share were ($0.43) and ($0.05) for the three-month periods ended March 31, 2009 and 2008, as corrected, respectively. Basic and diluted losses per common share were ($0.95) and ($0.35) for the nine-month periods ended March 31, 2009 and 2008, as corrected, respectively. All securities options were anti-dilutive and therefore excluded from the per share calculations with respect to periods in which net losses were incurred.

Book value

Our book value per common share was $3.50 at March 31, 2009, $4.46 at June 30, 2008, and $4.45 at March 31, 2008, as corrected.

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

Except as noted above, there have been no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during the three months ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPORT-HALEY, INC.

PART II

OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

As previously reported, in March 2007, Sport Haley and Reserve Apparel (the “Plaintiffs”) filed a lawsuit in the District Court for the City and County of Denver in the State of Colorado. The suit alleged, among other things, that a former inventory broker to Reserve Apparel, 1130746 Ontario Ltd., a Canadian corporation incorporated in the Province of Ontario, Canada, d/b/a Originals Apparel Group Co., or Originals Apparel Group, and Francis Tat-Mo Chan (the “Defendants”), knowingly, wrongfully and without authorization converted Plaintiff’s funds and were unjustly enriched. At the conclusion of the trial in September 2008, the Court awarded judgment in the Plaintiff’s favor and against the Defendants, jointly and severally, in the amount of $291,135. On November 4, 2008, the Defendants filed an appeal of the District Court’s judgment in the Colorado Court of Appeals. The appeal is pending. At this time, we cannot determine whether the Court of Appeals will affirm or reverse, in whole or in part, the District Court’s judgment. In order to collect from the former broker and its principal, assuming the Court of Appeals affirms the judgment we obtained from the District Court, we will need to domesticate the judgment in the province of Ontario, Canada. Since collection of the previously awarded judgment is not assured, we have maintained a reserve for potential non-recovery in the amount of $175,000.

ITEM 1A             RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2008.

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sport Haley held its annual meeting of shareholders on April 17, 2009. The following matters were considered and approved by the shareholders:

(a)          To elect directors to hold office for one-year terms or until their successors are elected and qualified:

		Votes
	Votes	Against	Total
	For	or Withheld	Voted
Ronald J. Norick	1,367,022	621,643	1,988,665
James R. TenBrook	1,367,022	621,643	1,988,665
Mark J. Stevenson	1,367,022	621,643	1,988,665
Donald W. Jewell	1,367,022	621,643	1,988,665
Samuel A. Kidston	237,125	0	237,125
Lloyd M. Sems	237,125	0	237,125

At the annual meeting of shareholders, Samuel A. Kidston and Lloyd M. Sems nominated themselves for the two open seats on the board of directors. Each Mr. Kidston and Mr. Sems voted shares held by proxy for one another and withheld voting for each of the other nominees. Sport-Haley, Inc. ratified and confirmed the votes of Mr. Kidston and Mr. Sems, and they were duly elected as directors.

(b)         To ratify the appointment of Eide Bailly LLP as the independent registered public accountants for Sport Haley:

Votes For	1,208,119
Votes Against	532,474
Votes Abstaining	248,072
Total Voted	1,988,665

(c)          To authorize to vote upon such other business as may properly come before the meeting or any adjournment or postponement thereof:

Votes For	1,208,119
Votes Against	532,474
Votes Abstaining	10,947
Non-Voted	237,125

ITEM 5                      OTHER INFORMATION

On April 28, 2009, we reached an agreement with our landlord to reduce the monthly rent paid on our office and warehouse facility to $11,000 per month from May 2009 through April 2010. The amended lease agreement for our facility previously required monthly rent payments of $24,000. In exchange for the reduced monthly rent payments, we agreed to vacate approximately 16,000 of the 82,500 square feet of available space in the building. A copy of the addendum is attached as Exhibit 10.4.4 and is incorporated herein by this reference.

On April 28, 2009, we issued a press release announcing the election of two new outside Board members, Samuel A. Kidston and Lloyd M Sems.

On April 21, 2009, we issued a press release announcing that our Board of Directors had recently appointed a Special Committee to explore the possibility of taking proscribed steps to relieve the Company of its public reporting obligations under applicable securities laws.

As previously reported, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”), dated November 14, 2008, notifying us of Nasdaq’s position that the Company is not in compliance with the rules for continued listing on the Nasdaq Capital Market, specifically Nasdaq Marketplace Rule 4310(c)(14), because our annual report on Form 10-K for the year ended June 30, 2008, did not contain a completed management report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. In March 2009, we completed the testing of our internal controls, and on April 13, 2009, we amended our annual report on Form 10-K for the year ended June 30, 2008, to include a completed management report on internal control over financial reporting. On April 16, 2009, we received a letter from the Nasdaq Stock Market stating that we regained compliance with the rule and that this matter was closed.

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

ITEM 6                      EXHIBITS

Exhibit 10.4.4 – Addendum to Lease Agreement, dated April 28, 2009, by and between Thomas J. Hilb, individually, and as trustee of the Connie Hilb Trust, and Sport-Haley, Inc.

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

SPORT-HALEY, INC.
(Registrant)

Date: May 15, 2009	/s/ PATRICK W. HURLEY
Patrick W. Hurley
Chief Financial Officer
(Principal Financial and Accounting Officer)